Form 10QSB
period 1996-03-31
INTERCOUNTY BANCSHARES INC
filed 1996-05-08
CIK 908837

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 1996

                       Commission file number  0-23134

                          INTERCOUNTY BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

              OHIO                                    31-1004998
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


           48 North South Street, Wilmington, Ohio            45177
           (Address of principal executive offices)      (Zip Code)

                                (513) 382-1441
               (Issuer's telephone number, including area code)

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of March 31, 1996 was 1,548,977 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                        Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Consolidated Balance Sheets -
             March 31, 1996, December 31, 1995
             and March 31, 1995  . . . . . . . . . . . . . . . . . . . .1

            Consolidated Statements of Income -
             Three Months Ended March 31, 1996 and 1995. . . . . . . . .2

            Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1996 and 1995  . . . . . . . .3

            Notes to Consolidated Financial Statements . . . . . . . . .4


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . . 5-7


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .8

      Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .8

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .8

      Item 4.  Submission of Matters to a Vote of Security Holders . . .8

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .8

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .8

                           Part I - Financial Information
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                             CONSOLIDATED BALANCE SHEETS
               At March 31, 1996, December 31, 1995 and March 31, 1995
                                     (thousands)
                                      March 31,   December 31,    March 31,
                                        1996          1995          1995
                                     (unaudited)                 (unaudited)
ASSETS:
 Cash and due from banks              $ 15,108        13,680        12,784
 Federal funds sold                      9,555         4,527         3,842
                                       -------       -------       -------
   Total cash and cash equivalents      24,663        18,207        16,626

 Interest-bearing deposits in banks        133           133           112
 Securities available for sale, at
  market value                          80,690        82,569        53,292
 Securities held to maturity (market
  value-$8,321, $9,058, and $12,519)     7,566         8,191        11,640
                                       -------       -------       -------
   Total securities                     88,256        90,760        64,932

 Loans                                 246,694       242,507       211,685
   Less-allowance for loan losses       (2,626)       (2,644)       (2,606)
                                       -------       -------       -------
   Net loans                           244,068       239,863       209,079
 Premises and equipment                  8,090         7,505         6,249
 Earned income receivable                3,202         3,248         2,377
 Other assets                              566           555         1,274
                                       -------       -------       -------
       TOTAL ASSETS                   $368,978       360,271       300,649
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 34,523        36,188        30,134
 Savings, NOW, and money market
  deposits                             109,960       103,954        96,339
 Certificates $100,000 and over         18,988        21,110        19,414
 Other time deposits                   133,934       130,251       112,325
                                       -------       -------       -------
   Total deposits                      297,405       291,503       258,212
 Short-term borrowings                  33,807        31,110         8,726
 Long-term debt                          1,087         1,108         1,279
 Other liabilities                       2,576         2,716         2,206
                                       -------       -------       -------
   TOTAL LIABILITIES                   334,875       326,437       270,423
                                       -------       -------       -------
SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value, authorized
  3,000,000 shares; issued 1,909,475
  shares                                 1,000         1,000         1,000
 Surplus                                 7,228         7,224         7,143
 Net unrealized gain on securities
  available for sale                       807         1,405           503
 Unearned ESOP shares, at cost            (844)         (845)         (970)
 Retained earnings                      28,725        27,863        25,318
 Treasury shares, at cost, 360,498
  shares at March 31, 1996 and
  December 31, 1995; 362,389 shares
  at March 31, 1995                     (2,813)       (2,813)       (2,768)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           34,103        33,834        30,226
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $368,978       360,271       300,649
                                       =======       =======       =======
The accompanying notes to financial statements are an integral part of these statements.

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                            Three Months Ended March 31,
                                     (thousands)
                                     (unaudited)
                                                       1996           1995
INTEREST INCOME:
 Interest and fees on loans                         $ 5,306          4,576
 Interest on securities held for sale - taxable       1,458            881
 Interest on securities held to maturity -
  non-taxable                                           157            224
 Interest on deposits in banks                            2              1
 Interest on federal funds sold                          38             67
                                                      -----          -----
     TOTAL INTEREST INCOME                            6,961          5,749
                                                      -----          -----
INTEREST EXPENSE:
 Interest on savings, NOW and money
  market deposits                                       703            601
 Interest on time certificates $100,000 and over        262            230
 Interest on other deposits                           1,948          1,402
 Interest on short-term borrowings                      437            102
 Interest on long-term debt                              21             27
                                                      -----          -----
     TOTAL INTEREST EXPENSE                           3,371          2,362
                                                      -----          -----
     NET INTEREST INCOME                              3,590          3,387
PROVISION FOR LOAN LOSSES                               150             90
                                                      -----          -----
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                       3,440          3,297
                                                      -----          -----
NON-INTEREST INCOME:
 Trust income                                           165            158
 Service charges on deposits                            241            237
 Other service charges and fees                          75             69
 Other                                                  148            129
                                                      -----          -----
     TOTAL NON-INTEREST INCOME                          629            593
                                                      -----          -----
NON-INTEREST EXPENSES:
 Salaries                                             1,051          1,013
 Pension and benefits                                   291            290
 Equipment                                              188            212
 Occupancy                                              148            137
 Deposit insurance                                       10            137
 State franchise tax                                    128            111
 Advertising                                             63             50
 Other                                                  669            555
                                                      -----          -----
     TOTAL NON-INTEREST EXPENSE                       2,548          2,505
                                                      -----          -----
     INCOME BEFORE INCOME TAX                         1,521          1,385
INCOME TAX                                              444            360
                                                      -----          -----
     NET INCOME                                     $ 1,077          1,025
                                                      =====          =====

Earnings per common share                           $  0.70           0.67
Dividends declared per common share                 $  0.14           0.08
Average shares outstanding                        1,533,626      1,529,192

The accompanying notes to financial statements are an integral part of these statements.

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Three Months Ended March 31,
                                     (thousands)
                                     (unaudited)
                                                            1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,077    1,025
  Adjustments for non-cash items-
   Depreciation and amortization                              160      169
   Provision for loan losses                                  150       90
   Net discount accretion of securities available
    for sale                                                 (105)     (85)
   Net discount accretion of securities held to maturity      (25)     (64)
   Decrease in interest receivable                             23       97
   Increase (decrease) in interest payable                   (121)      64
   Increase in income taxes payable                           444      627
   Decrease in other accrued expenses                        (182)     (46)
   Increase in other assets                                   (33)    (222)
                                                           ------   ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           1,388    1,655
                                                           ------   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase in interest-bearing deposits in banks             -      (10)
 Proceeds from maturities of securities available
  for sale                                                  7,130        -
 Purchases of securities available for sale                (6,052)  (7,821)
 Proceeds from maturities of securities held to
  maturity                                                    650    1,615
 Purchases of securities held to maturity                       -     (376)
 Net increase in loans                                     (4,355)  (3,576)
 Purchases of premises and equipment                         (728)     (35)
                                                           ------   ------
     NET CASH USED IN INVESTING ACTIVITIES                 (3,355) (10,203)
                                                           ------   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                   5,902    9,271
 Repayment of capital lease obligation                        (21)     (20)
 Net increase (decrease) in short-term borrowings           2,697      (10)
 Cash dividends paid                                         (155)    (124)
                                                           ------   ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              8,423    9,117
                                                           ------   ------

     NET CHANGE IN CASH AND CASH EQUIVALENTS                6,456      569

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           18,207   16,057
                                                           ------   ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 24,663   16,626
                                                           ======   ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $  3,492    2,298
 Income taxes paid (refunded)                                   -     (267)

The accompanying notes to financial statements are an integral part of these statements.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY

BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

   Results of operations for the three month period ended March 31, 1996 and cash flows for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year to end December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1995 filed with the Commission.


WEIGHTED AVERAGE SHARES OUTSTANDING

   Earnings per common share (EPS) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options would not have a material dilutive effect. In accordance with generally accepted accounting principles, certain shares held in suspense by the Company's employee stock ownership plan (ESOP) are not considered outstanding until they are committed to be released for allocation to participants' accounts. The following table shows the computation of the weighted average shares outstanding.

                                                   Three Months Ended
                                                        March 31
                                                      1996         1995
        Weighted Average Shares:

          Common shares issued                      1,548,977    1,547,086
          Unreleased common shares
            held by ESOP                              (15,351)     (17,894)
                                                    ---------    ---------

          Common shares outstanding                 1,533,626    1,529,192
                                                    =========    =========

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY


Results of Operations

   Net income for the first quarter of 1996 was $1,077,000, an increase of 5.1% from the $1,025,000 earned in the first quarter of 1995. The primary reasons for the increase in earnings are a 6.0% increase in net interest income, a 6.1% increase in non-interest income, and only a 1.7% increase in non-interest expense. Net income per share increased 4.5% to $.70 from $.67 for the first quarter of 1995.

   Net interest income was $3.6 million, 6.0% above the first quarter of 1995 due to average interest-earning assets increasing $63 million (23.1%) to $335.9 million. Of this increase, $32.3 million was in loans and $30.7 million was in securities. The average yield decreased from 8.54% to 8.34%. This decrease in yield was the result of a general decline in market rates. Prime rate was down 75 basis points from the end of the first quarter of 1995, and the five-year Treasury was down about 70 basis points from that same period.
   Average interest-bearing liabilities increased 24.7% to $288.2 million and their cost increased to 4.71% from 4.17% in the first quarter of 1995. The $57.1 million growth from last year was primarily in higher costing money market deposits and fixed rate certificates. As a result, net interest margin decreased from 5.03% in the first quarter of 1995 to 4.30% in 1996.

   The provision for loan losses was increased to $150,000 for the first quarter of 1996, compared to $90,000 for the same period in 1995, reflecting the growth of the Bank's loan portfolio. Net charge-offs for the first three months of 1996 were .07% of average loans, compared to .02% for the prior year.

   Non-interest income was $629,000 for the first quarter 1996, an increase of 6.1% from the $593,000 earned in the first quarter of 1995. All categories in this section have shown increases; however, increased income from loan related processing and insurance fees accounted for the majority of the improvement.

   Non-interest expense increased a modest 1.7% for the quarter over the same period in 1995. Salaries and benefits increased 3.0% for the quarter due in part to an increase of 2.9 in average full-time equivalent employees. Equipment expense has decreased 11.3% for the
   quarter due to fewer maintenance costs.   Occupancy expense increased
   8.0% for the quarter due primarily to increases in general repairs and maintenance and utilities. Deposit insurance was $127,000 less than last year due to the fully funded status of the Bank Insurance Fund.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                  (Continued)


   State franchise tax has increased 15.3% due to the increase in company capital on which it is based. Other expense has increased 17.8% from the first quarter of last year. Included in that category were increased data processing fees, supplies, and telephone expense.

   Performance ratios for the first quarter of 1996 included a return on assets of 1.22%, and a return on equity of 12.61%, compared to 1.43% and 14.20%, respectively, for the first quarter of 1995.


Financial Condition

   Total assets grew 22.7% from the first quarter 1995, to a total of $369.0 million. Total loans increased to $246.7 million, an increase of 16.5%. Commercial and personal loans continue to provide the majority of the growth in loans originated by the Bank. Loan growth was also attributable to the Bank purchasing, in November 1995, $21 million of 1-4 family real estate loans in the secondary market.
   Total deposits increased 15.2% to $297.4 million. Non-interest bearing deposits increased $4.4 million, or 14.6%. Interest-bearing accounts grew $34.8 million, or 15.3%. Other borrowings increased $25.1 million, principally as a result of borrowing $21 million from the Federal Home Loan Bank to fund the real estate loan purchase. Total equity increased 12.8% to $34.1 million at March 31, 1996. Book value per share was $22.02, an increase of 12.7% from $19.54 for the first quarter last year. Equity to assets was 9.24% compared to 10.05% as of the end of the same quarter last year.

   The material changes that have occurred in InterCounty's financial condition during 1996 are as follows (in thousands):
                                 March 31      December 31
                                   1996           1995       Amount   Percent
     Federal funds sold          $  9,555      $  4,527     $ 5,028      111%
     Securities                    88,256        90,760      (2,504)      (3)
     Loans                        246,694       242,507       4,187        2
     Savings, NOW, MMDA
       deposits                   109,960       103,954       6,006        6
     CD's $100,000 and over        18,988        21,110      (2,112)     (10)
     Other time deposits          133,934       130,251       3,683        3

                         PART I.  FINANCIAL INFORMATION
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                  (Continued)


   Small deposit mix changes have resulted in increases in interest-bearing transaction accounts and retail certificates of deposit. Large CD's are primarily public entities who, in some instances, have withdrawn their funds as they matured. The securities portfolio has decreased because of normal maturities and called bonds and these funds have been kept short in anticipation of loan growth. Loan growth has primarily been in the commercial and personal loan portfolios.


Liquidity and Capital Resources

   The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawal. InterCounty manages liquidity on both the asset and liability side of the balance sheet. The loan to deposit ratio at March 31, 1996 was 83%, compared to 82% for the same date in 1995. Management strives to keep this ratio below 85%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 45% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" portfolio could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 93% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

   InterCounty had a total risk-based capital ratio of 13.94% at March 31, 1996, compared to the minimum required by the Federal Reserve of 8%.

                          PART II.  OTHER INFORMATION

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not
         Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit           SB 601                                    Page
           No.            Ref. No.     Description                    No.

           11            601(b)(11)    Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three Months Ended
                                       March 31, 1996 and 1995        9

           27            601(b)(27)    Financial Data Schedule for
                                       the Three Months Ended
                                       March 31, 1996.                10

     b. The Company was not required to file Form 8-K during the quarter ended March 31, 1996.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant


Date:      May 6, 1996               Charles L. Dehner
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer
                                            8