Form 10QSB
period 1996-06-30
INTERCOUNTY BANCSHARES INC
filed 1996-08-14
CIK 908837

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.   20549

                                        FORM 10-QSB




                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                            For the Quarter ended June 30, 1996

                             Commission file number  33-65608


                                INTERCOUNTY BANCSHARES, INC.
             (Exact name of small business issuer as specified in its charter)

              OHIO                                     31-1004998
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


                 48 North South Street, Wilmington, Ohio            45177
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

                                   Yes   X     No




The number of shares outstanding of the issuer's common stock, without par value, as of June 30, 1996 was 1,549,396 shares.

                               INTERCOUNTY BANCSHARES, INC.

                                           INDEX



                                                                        Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

              Consolidated Balance Sheets -
               June 30, 1996, December 31, 1995
               and June 30, 1995  . . . . . . . . . . . . . . . . . .     1

              Consolidated Statements of Income -
               Three and Six Months Ended June 30, 1996 and 1995. . .     2

              Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995  . . . . . . .     3

              Notes to Consolidated Financial Statements. . . . . . .     4


       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . .    5-8


Part II.  Other Information

       Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . .     9

       Item 2.   Changes in Securities. . . . . . . . . . . . . . . .     9

       Item 3.   Defaults Upon Senior Securities. . . . . . . . . . .     9

       Item 4.   Submission of Matters to a Vote of Security Holders.     9

       Item 5.   Other Information. . . . . . . . . . . . . . . . . .     9

       Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .     9

                                 Part I - Financial Information
Item 1.  Financial Statements

                                INTERCOUNTY BANCSHARES, INC. and
                                THE NATIONAL BANK & TRUST COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                      At June 30, 1996, December 31, 1995 and June 30, 1995
                                           (thousands)
                                     June 30,    December 31,    June 30,
                                       1996          1995          1995
                                   (unaudited)       (a)       (unaudited)
ASSETS:
 Cash and due from banks             $ 13,850       13,680         15,207
 Federal funds sold                         -        4,527          6,539
                                      -------      -------        -------
    Total cash and cash equivalents    13,850       18,207         21,746

 Interest-bearing deposits in bank        135          133            113
 Securities available for sale, at
  market value                         75,465       82,569         60,037
 Securities held to maturity
  (market value-$8,214, $9,058,
   and $12,592)                         7,531        8,191         11,688
                                      -------      -------        -------
    Total securities                   82,996       90,760         71,725
 Loans                                259,432      242,507        216,204
   Less-allowance for loan losses      (2,647)      (2,644)        (2,641)
                                      -------      -------        -------
    Net loans                         256,785      239,863        213,563
 Premises and equipment                 8,322        7,505          6,353
 Earned income receivable               3,064        3,248          2,584
 Other assets                           2,036          555            983
                                      -------      -------        -------
        TOTAL ASSETS                $ 367,188      360,271        317,067
                                      =======      =======        =======
LIABILITIES:
 Demand deposits                    $  36,085       36,188         32,935
 Savings, NOW, and money market
   deposits                           107,222      103,954         96,855
 Certificates $100,000 and over        19,740       21,110         19,502
 Other time deposits                  134,649      130,251        123,403
                                      -------      -------        -------
    Total deposits                    297,696      291,503        272,695
 Short-term borrowings                 31,258       31,110          9,336
 Long-term debt                         1,065        1,108          1,258
 Other liabilities                      2,576        2,716          2,142
                                      -------      -------        -------
    TOTAL LIABILITIES                 332,595      326,437        285,431
                                      -------      -------        -------
SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
   authorized 100,000 shares; none
   issued
 Common stock-no par value,
  authorized 3,000,000 shares;
  issued 1,909,475 shares               1,000        1,000          1,000
 Surplus                                7,236        7,224          7,165
 Net unrealized gain on securities
  available for sale                      281        1,405          1,149
 Unearned ESOP shares, at cost           (843)        (845)          (970)
 Retained earnings                     29,729       27,863         26,045
 Treasury shares, at cost, 360,079
  shares at June 30, 1996; 360,498
  at December 31, 1995; 360,477
  shares at June 30, 1995              (2,810)      (2,813)        (2,753)
                                      -------      -------        -------
    TOTAL SHAREHOLDERS' EQUITY         34,593       33,834         31,636
                                      -------      -------        -------
        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY       $ 367,188      360,271        317,067
                                      =======      =======        =======


(a) Financial information as of December 31, 1995, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                                Part I - Financial Information
                                           (Continued)
Item 1.  Financial Statements

                                INTERCOUNTY BANCSHARES, INC. and
                                THE NATIONAL BANK & TRUST COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (thousands)
                                           (unaudited)
                                    Three Months Ended      Six Months Ended
                                          June 30                June 30
                                     1996         1995       1996        1995
INTEREST INCOME:
 Interest and fees on loans       $ 5,440        4,753     10,746       9,329
 Interest on securities available
   for sale-taxable                 1,413        1,032      2,871       1,897
 Interest on securities held
   to maturity-
     Taxable                            -           20          -          36
     Non-taxable                      156          217        313         441
 Interest on deposits in banks          3            2          5           3
 Interest on federal funds sold        25           98         63         165
                                    -----        -----     ------      ------
      TOTAL INTEREST INCOME         7,037        6,122     13,998      11,871
                                    -----        -----     ------      ------
INTEREST EXPENSE:
 Interest on savings, NOW and money
   market deposits                    728          634      1,431       1,235
 Interest on time certificates
   $100,000 and over                  242          295        504         525
 Interest on other deposits         1,934        1,722      3,882       3,124
 Interest on short-term borrowings    410          106        847         208
 Interest on long-term debt            22           27         43          54
                                    -----        -----     ------      ------
      TOTAL INTEREST EXPENSE        3,336        2,784      6,707       5,146
                                    -----        -----     ------      ------
      NET INTEREST INCOME           3,701        3,338      7,291       6,725
PROVISION FOR LOAN LOSSES             150           90        300         180
                                    -----        -----     ------      ------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES    3,551        3,248      6,991       6,545
                                    -----        -----     ------      ------
NON-INTEREST INCOME:
 Trust income                         174          149        339         307
 Service charges on deposits          275          250        516         487
 Other service charges and fees        76           70        151         139
 Securities gains                      86            -         86           -
 Other                                117           77        265         206
                                    -----        -----     ------      ------
      TOTAL NON-INTEREST INCOME       728          546      1,357       1,139
                                    -----        -----     ------      ------
NON-INTEREST EXPENSES:
 Salaries                           1,049          989      2,100       2,002
 Pension and benefits                 156          276        447         566
 Equipment                            211          210        399         422
 Occupancy                            159          139        307         276
 Deposit insurance                      9          138         19         275
 State franchise tax                  118          112        246         223
 Advertising                           66           91        129         141
 Other                                786          577      1,455       1,132
                                    -----        -----     ------      ------
      TOTAL NON-INTEREST EXPENSE    2,554        2,532      5,102       5,037
                                    -----        -----     ------      ------
      INCOME BEFORE INCOME TAX      1,725        1,262      3,246       2,647
INCOME TAX                            506          381        950         741
                                    -----        -----     ------      ------
      NET INCOME                  $ 1,219          881      2,296       1,906
                                    =====        =====     ======      ======
Earnings per common share         $   .79          .58       1.50        1.25
Dividends declared per common
  share                           $   .14          .10        .28         .18
Average shares outstanding      1,534,465    1,531,142  1,534,045   1,530,173

The accompanying notes to financial statements are an integral part of these statements.

                                 Part I - Financial Information
                                           (Continued)
Item 1.  Financial Statements

                                INTERCOUNTY BANCSHARES, INC. and
                                THE NATIONAL BANK & TRUST COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Six Months Ended June 30, 1996
                                           (thousands)
                                           (unaudited)
                                                            1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   2,296      1,906
  Adjustments for non-cash items-
   Depreciation and amortization                              332        340
   Provision for loan losses                                  300        180
   Net discount accretion of securities available
    for sale                                                 (166)      (165)
   Net discount accretion of securities held to
    maturity                                                  (49)      (121)
   Net realized gains from sale of securities available
    for sale                                                  (86)         -
   Decrease (increase) in interest receivable                 161       (110)
   Increase (decrease) in interest payable                   (166)       174
   Increase in income taxes payable                           312        147
   Increase in other accrued expenses                          18          9
   Increase in other assets                                (1,263)      (177)
   FHLB stock dividends                                      (102)       (25)
                                                          -------    -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES          1,587      2,158
                                                          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase in interest-bearing deposits in banks            (2)       (11)
 Proceeds from maturities of securities available for
   sale                                                    10,907      2,579
 Proceeds from sale of securities available for sale        5,395          -
 Purchases of securities available for sale               (10,548)   (15,538)
 Proceeds from maturities of securities held to maturity      709      1,092
 Purchases of securities held to maturity                       -       (376)
 Net increase in loans                                    (17,222)    (8,150)
 Purchases of premises and equipment                       (1,115)      (291)
                                                          -------    -------
      NET CASH USED IN INVESTING ACTIVITIES               (11,876)   (20,695)
                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                   6,193     23,754
 Repayment of capital lease obligation                        (43)       (41)
 Net increase in short-term borrowings                        148        600
 Cash dividends paid                                         (372)      (124)
 Proceeds from stock options exercised                          6         37
                                                          -------    -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES             5,932     24,226
                                                          -------    -------
      NET CHANGE IN CASH AND CASH EQUIVALENTS              (4,357)     5,689
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           18,207     16,057
                                                          -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   13,850     21,746
                                                          =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                         $    6,873      4,972
 Income taxes paid                                            638        594

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

     Results of operations for the three and six month periods ended June 30, 1996 and cash flows for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year to end December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-KSB for the year ended
     December 31, 1995 filed with the Commission.

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

                                  Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                   1996        1995        1996         1995
 Weighted Average Shares:

   Common shares issued       1,549,224   1,548,410    1,549,100    1,547,752
   Unreleased common
    shares held by ESOP          14,759      17,268       15,055       17,579
                              ---------   ---------    ---------    ---------
   Common shares
    outstanding               1,534,465   1,531,142    1,534,045    1,530,173
                              =========   =========    =========    =========

RECENTLY ISSUED ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" effective January 1, 1996. This statement encourages, but does not require, adoption of a fair-value-based accounting method for employee stock options. Management has elected to continue to recognize compensation cost using the intrinsic-value-based method of accounting in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, the Company will disclose in the 1996 annual Consolidated Financial
Statements pro forma net income and earnings per share as if the fair-value-based method had been applied in recognizing compensation cost. The pro forma disclosures are not expected to differ materially from the results reported under APB No. 25.

                              PART I.  FINANCIAL INFORMATION
                                        (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             INTERCOUNTY BANCSHARES, INC. and
                             THE NATIONAL BANK & TRUST COMPANY

Results of Operations

   Net income for the second quarter of 1996 was $1,219,000, an increase of 38.4% from the $881,000 earned in the second quarter of 1995. The primary reasons for the increase in earnings is a 10.9% increase in net interest income, a 33.3% increase in non-interest income, and only a .9% increase in non-interest expense. Net income per share increased 36.2% to $.79 from $.58 for the second quarter of 1995. Net income for the first six months of 1996 was $2.3 million, an increase of 20.4% from the $1.9 million earned in the first six months of 1995.

   Net interest income for the three months ended June 30, 1996, was $3.7 million, 10.9% above the second quarter of 1995 due to average interest-earning assets increasing $55.2 million (19.3%) to $341.8 million. Included in this increase, $39.0 million went to loans and $20.7 million went to securities. The average yield decreased from 8.57% to 8.28%.
   This decrease in yield was the result of a general decline in market rates. The prime rate was down 75 basis points from the end of the second quarter of 1995, and the five-year Treasury was down as much as 135 basis points and at June 30, 1996, was down approximately 50 basis points from that same period. Average interest-bearing liabilities increased 20.8% to $292.9 million and their cost decreased to 4.58% from 4.61% in the second quarter of 1995. The $50.5 million growth from last year was primarily in higher costing money market deposits, fixed rate certificates, and borrowings from the Federal Home Loan Bank. As a result, the net interest margin decreased from 4.67% in the second quarter of 1995 to 4.35% in 1996.

   Net interest income for the first half of 1996 increased 8.4% from the same period last year. Average interest-earning assets increased 21.1% from last year, and the yield on these decreased from 8.56% to 8.31%. Interest-bearing liabilities increased 22.7%, while the cost increased from 4.38% to 4.64%. Net interest margin averaged 4.33% for the first half of this year versus 4.85% for the first half of 1995.

   The provision for loan losses was increased to $150,000 for the second quarter of 1996, compared to $90,000 for the same period in 1995, reflecting the growth of the Bank's loan portfolio. Net charge-offs for the first half of 1996 were .12% of average loans, compared to .05% for the prior year.

   Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. The previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. All loans, except one-to four-family real estate, which are ten days delinquent are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. As of June 30, 1996, management knew of no significant loans not now disclosed that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

                              PART I.  FINANCIAL INFORMATION
                                        (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        (Continued)

   The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):

                                         June 30     December 31    June 30
                                           1996          1995         1995
           Loans accounted for on
             non-accrual basis             $ 629           314         394
           Accruing loans which are
             past due 90 days or more        206           208         226
           Renegotiated loans                  -             -         211
                                             ---           ---         ---
                Total                      $ 835           522         831
                                             ===           ===         ===

   The increase in non-accrual loans at June 30, 1996, is principally attributable to two commercial borrowers with loans totaling $487,000. Management believes the value of the related collateral, if necessary to collect the principal outstanding, limits the Bank's exposure to a potential loss of less than $40,000 including costs of collection.

   At June 30, 1996, the Bank's allowance for loan losses totaled $2.6 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented.
   The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:

                                 Three Months Ended         Six Months Ended
                                       June 30                   June 30
                                   1996        1995          1996       1995
 Balance at beginning of period  $ 2,626       2,606         2,644      2,561

  Charge-offs:
    Commercial                        35          18            43         24
    Residential real estate            1           -             1          -
    Installment                      101          85           278        164
    Credit card                       32          10            70         21
    Other                              1           -             1          3
                                   -----       -----         -----      -----
       Total charge-offs             170         113           393        212
                                   -----       -----         -----      -----
  Recoveries:
    Commercial                         6           3             8          5
    Residential real estate            -           4             -          5
    Installment                       29          44            77         91
    Credit card                        1           7             6         10
    Other                              5           -             5          1
                                   -----       -----         -----      -----
       Total recoveries               41          58            96        112
                                   -----       -----         -----      -----

 Net charge-offs                    (129)        (55)         (297)      (100)
 Provision for possible
   loan losses                       150          90           300        180
                                   -----       -----         -----      -----
 Balance at end of period        $ 2,647       2,641         2,647      2,641
                                   =====       =====         =====      =====

                              PART I.  FINANCIAL INFORMATION
                                        (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        (Continued)


   Non-interest income was $728,000 for the second quarter 1996, an increase of 33.3% from the $546,000 earned in the second quarter of 1995. Although all categories in this section have shown increases, increased trust income and income from loan related processing fees accounted for the majority of the improvement.

   Also, gains of $86,000 were achieved during the second quarter through the sale of $6 million of securities to fund loan demand.

   Non-interest expense increased a modest .9% for the quarter over the same period in 1995. Salaries and benefits decreased 4.7% for the quarter due mostly to a reduction in ESOP contributions required for distributions.
   The Company did experience an increase of 7.1 in average FTE employees. Equipment expense was about the same as last year. Occupancy expense increased 14.4% for the quarter due primarily to increases in general repairs and maintenance and utilities. Deposit insurance was $129,000 less than for the same quarter of last year due to the fully funded status of the Bank Insurance Fund of the Federal Deposit Insurance Corporation. State franchise tax has increased 5.4% due to the increase in Company capital on which it is based. Other expense has increased
   36.2% from the second quarter of last year. Included in that category were increased data processing fees, deposit account losses, and telephone expense. For the first six months of the year, total non-interest expense was up just 1.3% from last year. Performance ratios for the second quarter of 1996 included a return on assets of 1.35%, and a return on equity of 14.10%, compared to 1.16% and 11.50%, respectively, for the second quarter of 1995. For the first half of 1996, return on assets and return on equity were 1.28% and 13.36%, respectively, compared to 1.29% and 12.81% for the first half of 1995.

   Financial Condition

   Total assets grew 15.8% from the second quarter 1995, to a total of $367.2 million. Total loans increased to $259.4 million, an increase of 20.0%. Commercial and personal loans continue to provide the majority of the internal growth. In November 1995, the Bank purchased $20 million of 1-4 family real estate loans in the secondary market; $12.6 million of that portfolio remained at June 30, 1996. The securities portfolio has grown 15.7% through the use of excess liquidity. Total deposits increased 9.2% to $297.7 million at June 30, 1996. Non-interest bearing deposits increased $3.2 million or 9.6%. Interest-bearing accounts grew $21.9 million, or 9.1%. Other borrowings increased $21.9 million as a result of borrowing $21.3 million from Federal Home Loan Bank to fund the real estate loan purchase. Total equity increased 9.3% to $34.6 million at June 30, 1996. Book value per share at June 30, 1996, was $22.33, an increase of 9.3% from $20.42 at the end of the second quarter last year. Equity to assets was 9.42% at June 30, 1996, compared to 9.98% as of the end of the same quarter last year.

                              PART I.  FINANCIAL INFORMATION
                                        (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        (Continued)

   The material changes that have occurred in InterCounty's financial condition during 1996 are as follows (in thousands):

                              June 30      December 31
                                1996          1995         Amount    Percent
   Federal funds sold       $       -        4,527        (4,527)     (100)%
   Securities                  82,996       90,760        (7,764)       (9)
   Loans                      259,432      242,507        16,925         7
   Premises and equipment       8,322        7,505           817        11
   Savings, NOW, MMDA
     deposits                 107,222      103,954         3,268         3
   Other time deposits        134,649      130,251         4,398         3

   Small deposit mix changes have resulted in increases in interest-bearing transaction accounts and retail certificates of deposit. The securities portfolio has decreased because of normal maturities and called bonds, and along with federal funds sold have been used to fund loans. Loan growth has primarily been in commercial and personal areas. Increased premises and equipment are due to main office renovations and computer hardware and software purchases.

Liquidity and Capital Resources

   The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawal. InterCounty manages liquidity on both the asset and liability side of the balance sheet. The loan to total funds ratio at June 30, 1996 was 79%, compared to 77% for the same date in 1995. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 44% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" portfolio could be sold if necessary for liquidity purposes. Also a stable deposit base, consisting of 93% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

   The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 1996, InterCounty had a total risk-based capital ratio of 13.6%, a Tier 1 risk-based capital ratio of 12.3%, and a Tier 1 leverage ratio of 9.2%.

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

On April 16, 1996, the Annual Meeting of the shareholders of the Company was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 1998 by the votes indicated:

                                                    FOR          WITHHELD

      George F. Bush                             1,356,039          701
      Charles L. Dehner                          1,356,039          701
      Georgia H. Miller                          1,356,039          701
      Timothy L. Smith                           1,356,039          701

Item 5. Other Information - Not Applicable
Item 6. Exhibits and Reports on Form 8-K
      a.  Exhibits

          Exhibit         SB 601                                        Page
            No.          Ref. No.       Description                      No.
            11         601(b)(11)      Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three and Six Months
                                       Ended June 30, 1996 and 1995      10

            27         601(b)(27)      Financial Data Schedule for
                                       the Six Months Ended
                                       June 30, 1996.                    11

      b. The Company was not required to file Form 8-K during the quarter ended June 30, 1996.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERCOUNTY BANCSHARES, INC.
                                       Issuer


Date:  August 14, 1996                 Charles L. Dehner
                                       Treasurer, Executive Vice President
                                       and Principal Accounting Officer