Form 10QSB
period 1996-09-30
INTERCOUNTY BANCSHARES INC
filed 1996-11-14
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 1996

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

                             Yes   X     No




The number of shares outstanding of the issuer's common stock, without par value, as of November 1, 1996, the latest practicable date, was 1,540,039 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX



                                                                        Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Consolidated Balance Sheets -
             September 30, 1996, December 31, 1995
             and September 30, 1995  . . . . . . . . . . . . . . . . .    1

            Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 1996 and 1995 .    2

            Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1996 and 1995 . . . . . .    3

            Notes to Consolidated Financial Statements . . . . . . . .    4


      Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . .   5-9


Part II.  Other Information

      Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .   10

      Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .   10

      Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .   10

      Item 4. Submission of Matters to a Vote of Security Holders. . .   10

      Item 5. Other Information. . . . . . . . . . . . . . . . . . . .   10

      Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .   10

                              Part I - Financial Information
Item 1.  Financial Statements

                             INTERCOUNTY BANCSHARES, INC. and
                             THE NATIONAL BANK & TRUST COMPANY
                                CONSOLIDATED BALANCE SHEETS
              At September 30, 1996, December 31, 1995 and September 30, 1995
                                        (thousands)
                                    September 30, December 31,  September 30,
                                        1996          1995          1995
                                     (unaudited)       (a)       (unaudited)
ASSETS:
 Cash and due from banks              $ 11,798        13,680        14,571
 Federal funds sold                     10,087         4,527         1,154
                                       -------       -------       -------
      Total cash and cash equivalents   21,885        18,207        15,725

 Interest-bearing deposits in banks        137           133           113
 Securities available for sale, at
  market value                          74,058        82,569        71,651
 Securities held to maturity (market
  value-$8,189, $9,058, and $12,032)     7,554         8,191        11,154
                                       -------       -------       -------
      Total securities                  81,612        90,760        82,805
 Loans                                 268,361       242,507       220,778
   Less-allowance for loan losses        2,732         2,644         2,635
                                       -------       -------       -------
      Net loans                        265,629       239,863       218,143
 Premises and equipment                  8,563         7,505         6,648
 Earned income receivable                3,368         3,248         3,026
 Other assets                            1,523           555         1,334
                                       -------       -------       -------
          TOTAL ASSETS               $ 382,717       360,271       327,794
                                       =======       =======       =======

LIABILITIES:
 Demand deposits                      $ 36,456        36,188        33,857
 Savings, NOW, and money market
  deposits                             111,017       103,954       100,408
 Certificates $100,000 and over         21,784        21,110        18,394
 Other time deposits                   140,707       130,251       127,741
                                       -------       -------       -------
      Total deposits                   309,964       291,503       280,400
 Short-term borrowings                  33,887        31,110        11,351
 Long-term debt                          1,044         1,108         1,237
 Other liabilities                       2,523         2,716         2,289
                                       -------       -------       -------
      TOTAL LIABILITIES                347,418       326,437       295,277
                                       -------       -------       -------
SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value,
  authorized 3,000,000 shares;
  issued 1,909,475 shares                1,000         1,000         1,000
 Surplus                                 7,241         7,224         7,194
 Net unrealized gain on securities
  available for sale                       354         1,405         1,075
 Unearned ESOP shares, at cost            (841)         (845)         (956)
 Retained earnings                      30,604        27,863        27,037
 Treasury shares, at cost, 369,436
  shares at September 30, 1996;
  360,498 at December 31, 1995;
  362,985 shares at September 30, 1995  (3,059)       (2,813)       (2,833)
                                       -------       -------       -------
      TOTAL SHAREHOLDERS' EQUITY        35,299        33,834        32,517
                                       -------       -------       -------
          TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY       $382,717       360,271       327,794
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

                               Part I - Financial Information
                                        (Continued)
Item 1.  Financial Statements

                             INTERCOUNTY BANCSHARES, INC. and
                             THE NATIONAL BANK & TRUST COMPANY
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (thousands)
                                        (unaudited)
                                      Three Months Ended   Nine Months Ended
                                         September 30         September 30
                                        1996      1995      1996       1995
INTEREST INCOME:
 Interest and fees on loans          $ 5,790     4,941    16,535     14,270
 Interest on securities available
  for sale-taxable                     1,344     1,231     4,216      3,128
 Interest on securities held to
  maturity-
   Taxable                                 -        20         -         56
   Non-taxable                           159       212       472        653
 Interest on deposits in banks             2         2         7          5
 Interest on federal funds sold           46        80       108        245
                                       -----     -----    ------     ------
        TOTAL INTEREST INCOME          7,341     6,486    21,338     18,357
                                       -----     -----    ------     ------
INTEREST EXPENSE:
 Interest on savings, NOW and money
  market deposits                        783       677     2,213      1,912
 Interest on time certificates
  $100,000 and over                      285       293       789        818
 Interest on other deposits            1,995     1,914     5,876      5,038
 Interest on short-term borrowings       435       120     1,282        328
 Interest on long-term debt               21        26        65         80
                                       -----     -----    ------     ------
        TOTAL INTEREST EXPENSE         3,519     3,030    10,225      8,176
                                       -----     -----    ------     ------
        NET INTEREST INCOME            3,822     3,456    11,113     10,181

PROVISION FOR LOAN LOSSES                150        90       450        270
                                       -----     -----    ------     ------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES     3,672     3,366    10,663      9,911
                                       -----     -----    ------     ------
NON-INTEREST INCOME:
 Trust income                            193       162       532        469
 Service charges on deposits             288       249       804        736
 Other service charges and fees           79        78       230        217
 Securities gains                          -        18        86         18
 Other                                   147        83       411        289
                                       -----     -----    ------     ------
        TOTAL NON-INTEREST INCOME        707       590     2,063      1,729
                                       -----     -----    ------     ------
NON-INTEREST EXPENSES:
 Salaries                              1,123     1,036     3,223      3,038
 Pension and benefits                    238       253       685        819
 Equipment                               265       198       663        620
 Occupancy                               163       145       470        420
 Deposit insurance                       106        (6)      126        269
 State franchise tax                     123       112       369        335
 Advertising                              67        51       196        192
 Other                                   761       608     2,215      1,740
                                       -----     -----    ------     ------
        TOTAL NON-INTEREST EXPENSE     2,846     2,397     7,947      7,433
                                       -----     -----    ------     ------
        INCOME BEFORE INCOME TAX       1,533     1,559     4,779      4,207

INCOME TAX                               445       421     1,395      1,162
                                       -----     -----    ------     ------
        NET INCOME                   $ 1,088     1,138     3,384      3,045
                                       =====     =====    ======     ======

Earnings per common share            $  0.71      0.74      2.21       1.99
Dividends declared per
 common share                        $  0.14      0.10      0.42       0.28
Average shares outstanding         1,527,500 1,530,436 1,531,845  1,530,266

The accompanying notes to financial statements are an integral part of these statements.

                               Part I - Financial Information
                                        (Continued)
Item 1.  Financial Statements

                             INTERCOUNTY BANCSHARES, INC. and
                             THE NATIONAL BANK & TRUST COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine Months Ended September 30, 1996
                                        (thousands)
                                        (unaudited)
                                                             1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 3,384     3,045
  Adjustments for non-cash items-
    Depreciation and amortization                             541       508
    Provision for loan losses                                 450       270
    Net discount accretion of securities held for sale       (211)     (266)
    Net discount accretion of securities held to maturity     (76)     (183)
    Net realized gains from sale of securities available
     for sale                                                 (86)      (18)
    Increase in interest receivable                          (138)     (551)
    Increase (decrease) in interest payable                  (106)      206
    Increase in income taxes payable                           25       224
    Increase (decrease) in other accrued expenses            (187)      199
    Increase in other assets                                 (421)     (510)
    FHLB stock dividends                                     (155)      (24)
                                                           ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           3,020     2,900
                                                           ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits in banks           (4)      (11)
  Proceeds from maturities of securities available
   for sale                                                13,514     5,123
  Proceeds from sales of securities available for sale      5,395     1,000
  Purchases of securities available for sale              (11,538)  (30,689)
  Proceeds from maturities of securities held to
   maturity                                                   713     1,687
  Purchases of securities held to maturity                      -      (376)
  Net increase in loans                                   (26,216)  (12,820)
  Purchases of premises and equipment                      (1,547)     (735)
                                                           ------    ------
        NET CASH USED IN INVESTING ACTIVITIES             (19,683)  (36,821)
                                                           ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                 18,461    31,459
  Repayment of capital lease obligation                       (65)      (62)
  Net increase in short-term borrowings                     2,777     2,615
  Cash dividends paid                                        (589)     (402)
  Proceeds from stock options exercised                         6        73
  Purchase of treasury shares                                (249)      (94)
                                                           ------    ------
        NET CASH PROVIDED BY FINANCING ACTIVITIES          20,341    33,589
                                                           ------    ------
        NET CHANGE IN CASH AND CASH EQUIVALENTS             3,678      (332)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           18,207    16,057
                                                           ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 21,885    15,725
                                                           ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 10,331     7,970
 Income taxes paid                                          1,370       947

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

Results of operations for the three and nine month periods ended
September 30, 1996 and cash flows for the nine month period ended
September 30, 1996 are not necessarily indicative of the results to be expected for the full year to end December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1995 filed with the Commission.


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

                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                                  1996        1995         1996        1995
  Weighted Average Shares:

    Common shares issued      1,541,666   1,547,064    1,546,604   1,547,520
    Unreleased common shares
     held by ESOP               (14,166)    (16,628)     (14,759)    (17,254)
                               ---------   ---------    ---------   ---------
      Common shares
       outstanding             1,527,500   1,530,436    1,531,845   1,530,266
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

                               PART I.  FINANCIAL INFORMATION
                                        (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             INTERCOUNTY BANCSHARES, INC. and
                             THE NATIONAL BANK & TRUST COMPANY

FORWARD-LOOKING STATEMENTS

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent the Company's judgment as of the current date. The Company disclaims, however, any intent or obligation to update such forward-looking statements.


RESULTS OF OPERATIONS

Net income for the third quarter of 1996 was $1,088,000, a decrease of 4.4% from the $1,138,000 earned in the third quarter of 1995. The primary reasons for the decrease in earnings were an increase in provision for loan losses and an increase in deposit insurance expense. The Bank has increased its provision to reflect slightly higher net charge-offs this year and growth in the loan portfolio. During the third quarter of 1995, the Bank received a refund of deposit insurance which resulted in a negative $6,000 expense for the quarter, while during the third quarter of 1996, the Bank incurred a one-time $97,000 assessment for deposits obtained by the Bank in 1993 when it merged with The Williamsburg Building & Loan Company, which contributed to an expense of $106,000 for the quarter. Also during the quarter, the Bank achieved a 10.6% increase in net interest income, a 19.7% increase in non-interest income, and an 18.7% increase in non-interest expense. Net income per share decreased 4.1% to $.71 from $.74 for the third quarter of 1995. Net income for the first nine months of 1996 was $3.4 million, an increase of 11.2% from the $3.0 million earned in the first nine months of 1995.

Net interest income for the third quarter of 1996 was $3.8 million, 10.6% above the third quarter of 1995 due to average interest-earning assets increasing $48.7 million (16.1%) to $350.3 million. This increase consisted primarily of $46.0 million in loans and $4.6 million in securities. The average yield decreased from 8.53% to 8.34%. This decrease in yield was the result of a general decline in market rates. Prime rate averaged 75 basis points more during the third quarter of 1995 than the third quarter of 1996. Average interest-bearing liabilities increased 18.2% to $301.9 million and their cost decreased to 4.64% from 4.71% in the third quarter of 1995. The $46.5 million growth in average interest-bearing liabilities from the third quarter of last year was primarily in higher costing money market deposits, fixed rate certificates, and borrowings from the Federal Home Loan Bank. As a result, the third quarter net interest margin decreased from 4.55% in 1995 to 4.34% in 1996.

Net interest income for the first nine months of 1996 increased 9.2% from the same period last year. Average interest-earning assets increased 19.4% from last year, and the yield on these decreased from 8.55% to 8.32%. Interest-bearing liabilities increased 21.3%, while the cost increased from 4.50% to 4.64%. The net interest margin averaged 4.33% for the first nine months of 1996 versus 4.74% for the first nine months of 1995.

The provision for loan losses was increased to $150,000 for the third quarter of 1996, compared to $90,000 for the same period in 1995, reflecting the growth of the Bank's loan portfolio. Net charge-offs for the first nine months of 1996 were .14% of average loans, compared to .09% for the first nine months of the prior year.

                               PART I.  FINANCIAL INFORMATION
                                        (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        (Continued)

Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. The previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. All loans, except one-to four-family real estate, which are ten days delinquent are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. Management uses an outside servicer for delinquent credit card collections. As of September 30, 1996, management knew of no significant loans not now disclosed that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated
(in thousands):

                                     September 30  December 31  September 30
                                         1996         1995          1995
     Loans accounted for on
       non-accrual basis                $ 559          314           272
     Accruing loans which are
       past due 90 days or more           318          208           163
     Renegotiated loans                     -            -             -
                                          ---          ---           ---
          Total                         $ 877          522           435
                                          ===         ===            ===

The increase in non-accrual loans at September 30, 1996, is principally attributable to two commercial borrowers with loans totaling $413,000. Management believes the value of the related collateral, if necessary to collect the principal outstanding, limits the Bank's exposure to a potential loss of less than $60,000, including costs of collection. The increase in 90 days past due loans was primarily concentrated in credit card loans.
In 1996, the responsibility for collection of these loans was changed to an outside servicer whose results during the third quarter were less than expected. Management is considering alternatives to strengthen credit card collection efforts including taking collection efforts back from the outside servicer.

                               PART I.  FINANCIAL INFORMATION
                                        (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        (Continued)


At September 30, 1996, the Bank's allowance for loan losses totaled $2.7 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

                                   Three Months Ended     Nine Months Ended
                                       September 30         September 30
                                     1996      1995        1996      1995
  Balance, beginning of period     $ 2,647     2,641       2,644     2,561
   Charge-offs:
    Commercial                         (12)       23          31        48
    Residential real estate              -         -           1         -
    Installment                        109        82         386       246
    Credit card                         49        29         119        50
    Other                                1         7           2         9
                                     -----     -----       -----     -----
       Total                           147       141         539       353
                                     -----     -----       -----     -----
   Recoveries:
    Commercial                          42         2          50         7
    Residential real estate              -         -           -         5
    Installment                         36        32         113       123
    Credit card                          4         3           8        13
    Other                                -         8           6         9
                                     -----     -----       -----     -----
       Total                            82        45         177       157
                                     -----     -----       -----     -----
  Net charge-offs                      (65)      (96)       (362)     (196)
  Provision for loan losses            150        90         450       270
                                     -----     -----       -----     -----
  Balance, end of period           $ 2,732     2,635       2,732     2,635
                                     =====     =====       =====     =====

Non-interest income was $707,000 for the third quarter 1996, an increase of 19.7% from the $590,000 earned in the third quarter of 1995. Although all categories in this section have shown increases, increased trust income, deposit service charges, and income from miscellaneous recoveries accounted for the majority of the improvement. For the first nine months of 1996, non-interest income increased 19.3% from the same period in 1995.

Non-interest expense increased 18.7% for the quarter over the same period in 1995. Salaries and benefits increased 6.0% for the quarter due mostly to an increase in eleven full-time equivalent employees. Equipment expense increased 33.8% from last year as a result of our continued investment in current technology. Occupancy expense increased 12.4% for the quarter due to the opening of the Batavia office earlier this year, and the main office renovation. Deposit insurance was $112,000 more than last year due to the assessment mentioned earlier. State franchise tax has increased 9.9% due to the increase in Company capital on which it is based. Other expense has increased 25.1% from the third quarter of last year. Included in that category were increased loan related processing costs, data processing fees, deposit account losses, and office supplies. For the first nine months of 1996, total non-interest expense increased 6.9% from the same period last year.

                               PART I.  FINANCIAL INFORMATION
                                        (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        (Continued)


Performance ratios for the third quarter of 1996 included a return on assets of 1.16%, and a return on equity of 12.37%, compared to 1.41% and 14.05%, respectively, for the third quarter of 1995. For the first nine months of 1996, return on assets and return on equity were 1.24% and 13.02%, respectively, compared to 1.33% and 13.25% for the first nine months of 1995.


Financial Condition

Total assets grew 16.8% from the end of the third quarter 1995, to a total of $382.7 million at September 30, 1996. Total loans increased to $268.4 million, an increase of 21.6% from September 30, 1995. Commercial and personal loans continue to provide the majority of the internal growth. Average commercial loans during the first nine months of 1996, grew $11.5 million (13.6%), and average personal loans grew $12.8 million (19.2%) compared to the first nine months of 1995. In November 1995, the Bank purchased $20 million of 1-4 family real estate loans in the secondary market; $11.1 million of that portfolio remains. The decline is attributable to normal principal amortization and prepayments. The securities portfolio average for the first nine months of 1996 has grown 5.8% over the same period in 1995 through the use of excess liquidity. Total deposits increased 10.5% from September 30, 1995 to $310.0 million at September 30, 1996. Non-interest bearing deposits increased $2.6 million or 7.7% since September 30, 1995. Interest-bearing accounts grew $27.0 million, or 10.9%. Other borrowings increased $22.5 million as a result of borrowing $21.3 million from Federal Home Loan Bank in November 1995, to match fund the real estate loan purchase. Total equity increased 8.6% since September 30, 1995 to $35.3 million at September 30, 1996. Book value per share at September 30, 1996, was $22.92, an increase of 9.0% from $21.03 at the end of the third quarter last year. The ratio of equity to assets at September 30, 1996, was 9.22% compared to 9.92% as of the end of the same quarter last year.

The material changes that have occurred in InterCounty's financial condition during 1996 are as follows (in thousands):

                               September 30    December 31
                                   1996          1995        Amount   Percent

 Federal funds sold               $10,087          4,527       5,560     123
 Securities                        81,612         90,760      (9,148)    (10)
 Loans                            268,361        242,507      25,854      11
 Premises and equipment             8,563          7,505       1,058      14
 Savings, NOW, MMDA deposits      111,017        103,954       7,063       7
 Other time deposits              140,707        130,251      10,456       8

Deposit mix changes have resulted in increases in interest-bearing transaction accounts and retail certificates of deposit. The securities portfolio has decreased because of normal maturities and called bonds, which have been used to fund loans. Loan growth has primarily been in commercial and personal areas. Increased premises and equipment are due to main office renovations and computer hardware and software purchases.

                               PART I.  FINANCIAL INFORMATION
                                        (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        (Continued)


Liquidity and Capital Resources

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawal. InterCounty manages liquidity on both the asset and liability side of the balance sheet. The loan to total funds ratio at September 30, 1996 was 78%, compared to 76% for the same date in 1995. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 47% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" portfolio could be sold if necessary for liquidity purposes. Also a stable deposit base, consisting of 93% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 1996, InterCounty had a total risk-based capital ratio of 13.46%, a Tier 1 risk-based capital ratio of 12.48%, and a Tier 1 leverage ratio of 9.1%.

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

          Exhibit       SB 601                                        Page
            No.         Ref. No.     Description                       No.

            11         601(b)(11)    Computation of Consolidated
                                     Earnings Per Common Share
                                     For the Three and Nine Months
                                     Ended September 30, 1996 and
                                     1995                              11

            27         601(b)(27)    Financial Data Schedule for
                                     the Nine Months Ended
                                     September 30, 1996.               12

        b. The Company was not required to file Form 8-K during the quarter ended September 30, 1996.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INTERCOUNTY BANCSHARES, INC.
                                    Issuer


Date: November 14, 1996             Charles L. Dehner
                                    Treasurer, Executive Vice President
                                     and Principal Accounting Officer