Form 10-K
period 1996-12-31
INTERCOUNTY BANCSHARES INC
filed 1997-03-28
CIK 908837

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996

                                    OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from              to


                         Commission file number   0-23134

                        INTERCOUNTY BANCSHARES, INC.
              (Exact name of registrant as specified in its charter)

              Ohio                                  31-1004998
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)              Identification Number)

48 N. South Street, Wilmington, Ohio  45177
(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (513) 382-1441

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to 12(g) of the Act:

                     Common Shares, without par value
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [   ]

The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $29.00 per share on March 4, 1997. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $24,823,623.

As of February 28, 1997, 1,542,075 common shares were issued and outstanding.

                       INTERCOUNTY BANCSHARES, INC.
                   For the Year Ended December 31, 1996
                            Table of Contents

Part I                                                            Page
------                                                            ----
  Item 1:   Business                                                3
  Item 2:   Properties                                             29
  Item 3:   Legal Proceedings                                      30
  Item 4:   Submission of Matters to a Vote of Security Holders    30

Part II
-------
  Item 5:   Market for Registrant's Common Equity and Related
             Stockholder Matters                                   31
  Item 6:   Selected Financial Data                                31
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   32
  Item 8:   Financial Statements and Supplementary Data            47
  Item 9:   Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                73

Part III
--------
  Item 10:  Directors and Executive Officers of the Registrant     73
  Item 11:  Executive Compensation                                 76
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                        82
  Item 13:  Certain Relationships and Related Transactions         84

Part IV
-------
  Item 14:  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                   85

Exhibit Index                                                      86
Signatures                                                         87

                                  PART I

Item 1.  Description of Business

                                  GENERAL

InterCounty Bancshares, Inc. ("InterCounty"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the "Bank").

The Bank is engaged in the commercial banking business in Southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank's 13 full-service offices. In addition, the Bank has two offices which are drive-in facilities only and two remote service units. The Bank has also installed 10 cash dispensers in convenience stores as of the end of 1996, and has contracted to install 25 more units during the first quarter of 1997. The Bank also has a trust department which presently administers 921 accounts having combined assets of $152 million.

On September 1, 1992, the Bank acquired Kentucky National Bank of Ohio with two locations in Georgetown, Ohio for $3,200,000 in cash.

On December 29, 1993, InterCounty acquired the Williamsburg Building & Loan Company, a mutual savings and loan with total assets of $17.1 million and equity of $2.9 million. In connection with this merger conversion, InterCounty issued 229,475 shares of its common stock, principally to depositors and other members of Williamsburg and the general public in subscription and community offerings.

Because of its ownership of all the outstanding stock of the Bank, InterCounty is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Bank, as a national bank, is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the "OCC") and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland. In addition, since its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and InterCounty are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Since its incorporation in 1980, InterCounty's activities have been limited primarily to holding the common shares of the Bank. Consequently, the following discussion focuses primarily on the business of the Bank.

                         FORWARD LOOKING STATEMENTS

In addition to the historic financial information contained herein with respect to InterCounty, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, InterCounty's operations and InterCounty's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and InterCounty's general market area. The forward-looking statements contained herein include those with respect to the following matters:

     1. Management's determination of the adequacy of the loan loss allowance;
     2.  The effect of changes in interest rates;
     3.  Growth in the commercial and industrial loan portfolio; and
     4. Management's belief that a substantial percentage of the certificates of deposit maturing within one year will renew with the Bank at maturity.

Lending Activities

General. The Bank's income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:
                                             At December 31,
                    ----------------------------------------------------------
                                1996              1995              1994
                    ----------------------------------------------------------
                                     % of              % of              % of

                          Amount    total    Amount   total     Amount  total
                          ------    -----    ------   -----     ------  -----
                                          (Dollars in thousands)
Commercial and
 industrial             $ 57,985     22%    $ 46,952     19%    $ 43,254   21%
Commercial real estate    31,118     11       27,274     11       27,049   13
Agricultural              16,304      6       14,515      6       12,451    6
Residential real estate   79,761     30       79,355     33       57,243   27
Installment               81,033     30       68,821     29       63,572   31
Credit card                    -      -        3,268      1        2,303    1
Other                      2,228      1        1,561      1        1,659    1
                         -------    ---      -------    ---      -------  ---
  Total loans           $268,429    100%    $241,746    100%    $207,531  100%
                                    ===                 ===               ===
Deferred net
 origination costs           853                 761                 623
Allowance for loan
 losses                   (2,686)             (2,644)             (2,561)
                         -------             -------             -------
   Net loans            $266,596            $239,863            $205,593
                         =======             =======             =======

                                     At December 31,
                         ----------------------------------
                                1993              1992
                         ----------------------------------
                                     % of              % of
                          Amount    total    Amount   total
                          ------    -----    ------   -----
                                 (Dollars in thousands)
Commercial and
 industrial             $ 32,919     17%    $ 21,261     13%
Commercial real estate    25,351     13       25,674     16
Agricultural              12,822      7       11,994      7
Residential real estate   59,639     31       62,016     37
Installment               58,301     30       41,934     25
Credit card                1,979      1        1,770      1
Other                      1,628      1          822      1
                         -------    ---      -------    ---
  Total loans           $192,639    100%    $165,471    100%
                                    ===                 ===

Deferred net
 origination costs           562                  94
Allowance for loan
 losses                   (2,474)             (2,000)
                         -------             -------
   Net loans            $190,727            $163,565
                         =======             =======

Loan Maturity Schedule. The following table sets forth certain information at December 31, 1996, regarding the net dollar amount of loans maturing in the Bank's portfolio, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:

                        Due 0-1 Year  Due 1-5 Years  Due 5 + Years   Total
                                             (In thousands)
Commercial and
 industrial               $11,926        $24,691        $21,367    $ 57,984
Commercial real estate      2,882          3,320         24,916      31,118
Agricultural                6,178          5,048          5,077      16,303
                           ------         ------         ------     -------
  Total                   $20,986        $33,059        $51,360    $105,405
                           ======         ======         ======      ======

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 1996, which have predetermined interest rates and floating or adjustable interest rates:
                             Predetermined        Floating or
                                 rates          adjustable rates     Total
                             -------------      ----------------    -------
                                                 (In thousands)
Commercial and industrial       $21,499              $24,559        $46,058
Commercial real estate            2,421               25,815         28,236
Agricultural                      2,489                7,636         10,125
                                 ------               ------         ------
  Total                         $26,409              $58,010        $84,419
                                 ======               ======         ======

Commercial and Industrial Lending. Commercial and industrial lending has been an area of growth for the Bank. The Bank originates loans to businesses in its market area, including "floor plan" loans to automobile dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $5,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. At December 31, 1996, the Bank had $58.0 million, or 22% of total loans, invested in commercial and industrial loans.

Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

Commercial Real Estate. The Bank makes loans secured by commercial real estate located in its market area. Such loans generally are adjustable-rate loans for terms of up to 20 years. The types of properties securing loans in the Bank's portfolio include warehouses, retail outlets and general industrial use properties. At December 31, 1996, the Bank had $31.1 million, or 11% of total loans, invested in commercial real estate loans.

Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

Agricultural Loans. The Bank makes agricultural loans, which include loans to finance farm operations, equipment purchases, and land acquisition. The repayment of such loans is significantly dependent upon income from farm operations, which can be adversely affected by weather and other physical conditions, government policies and general economic conditions. At December 31, 1996, the Bank had $16.3 million, or 6% of total loans, invested in agricultural loans.

Residential Real Estate. The Bank makes loans secured by one- to four-family residential real estate and multi-family (over four units) real estate located in its market area. The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate loans with terms of 15 to 30 years are typically originated for sale in the secondary market. ARMs are held in the Bank's portfolio. At December 31, 1996, the Bank had $79.8 million, or 30% of total loans, invested in residential real estate loans.

Installment Loans. The Bank makes a variety of consumer installment loans, including home equity loans, automobile loans, recreational vehicle loans, and overdraft protection. Consumer loans involve a higher risk of default than loans secured by one- to four-family residential real estate, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. Management believes that the Bank's underwriting practices have resulted in a favorable delinquency ratio and loan loss experience for this portion of the Bank's total loan portfolio.

At December 31, 1996, the Bank had $81.0 million, or 30% of total loans, invested in installment loans. The Bank expects to continue, subject to market conditions, to expand its consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers.

In the fourth quarter of 1996, the Bank sold its $3.9 million credit card loan portfolio to a correspondent bank, recording a gain on the sale of $326,000. Of the total loans, approximately $102,000 sixty days or more delinquent was sold with recourse. The Bank will continue to offer credit card services indirectly through this correspondent bank.

Loan Processing. Loan officers are authorized by the Board of Directors to approve loans up to specified limits. Loans exceeding the loan officers' approval authority are referred to the Bank's Senior Loan Committee. The Senior Loan Committee has approval authority up to specified limits. Any loans made by the Bank in excess of the limits established for the Senior Loan Committee must be approved by the Chairman of the Board and the President of the Bank as representatives of the Board of Directors. All loans in excess of $100,000 are reported to the Board on a monthly basis.

Loan Originations, Purchases and Sales. Although the Bank generally does not purchase loans, purchases could occur in the future. It did, however, make a purchase of $21 million in residential real estate loans in late 1995 to enhance earnings. Fixed-rate residential real estate loans are originated for sale in the secondary market. From time to time, the Bank sells participation interests in loans it originates.

Delinquent Loans, Non-performing Assets and Classified Assets. The Bank attempts to minimize loan delinquencies through aggressive collection efforts. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly.

Generally, when a real estate loan becomes delinquent more than 90 days, an evaluation of the security is performed. If the evaluation indicates that the value of the collateral is less than the book value of the loan, a valuation allowance is established for such loan. When deemed appropriate by management, the Bank institutes action to foreclose on the real estate or to acquire the real estate by deed in lieu of foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by the Bank. Installment loans are generally charged off if four payments have been missed.

Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. All loans, except one-to four-family real estate, which are ten days delinquent are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. As of December 31, 1996, management knew of no significant loans not now disclosed that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated:
                                      At December 31,
                           --------------------------------------
                            1996   1995    1994     1993     1992
                                      (In thousands)
Loans accounted for on
 nonaccrual basis          $535    $314    $239     $ 77   $  723
Accruing loans which are
 past due 90 days or more    90     208     402       43      146
Renegotiated loans            -       -     211      205      461
                            ---     ---     ---      ---    -----
    Total                  $625    $522    $852     $325   $1,330
                            ===     ===     ===      ===    =====

If interest on non-accrual loans had been recognized during 1996, such income would have been $38,000. The amount recognized was not material.

Real estate acquired, or deemed acquired, by the Bank as a result of foreclosure proceedings is classified as other real estate owned ("OREO") until it is sold. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized. OREO is recorded by the Bank at the lower of cost or fair value less estimated costs of disposal, and any write-down resulting therefrom is charged to the allowance for loan losses.
If fair value less estimated costs of disposal subsequently falls below the carrying amount, a valuation allowance account is established in the amount of the deficiency. If the fair value less estimated costs of disposal subsequently increases and is more than the carrying amount, the valuation allowance is reduced, but not below zero. Increases or decreases in the valuation allowance are charged or credited to income.

Allowance for Loan Losses. Federal regulations require that the Bank establish prudent general allowances for loan losses. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical trends in the level of non-performing assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 1996, the Bank's allowance for loan losses totaled $2.7 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented.

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:
                                                   December 31,
                                   ------------------------------------------
                                   1996      1995     1994     1993     1992
                                              (Dollars in thousands)
Balance at beginning of
 period                         $  2,644 $  2,561 $  2,474 $  2,000 $  1,580

Charge-offs:
 Commercial and industrial           (28)     (13)     (40)     (48)     (76)
 Commercial real estate                -        -        -      (57)       -
 Agricultural                         (3)     (46)       -       (8)     (12)
 Residential real estate              (1)      (2)     (11)     (45)     (19)
 Installment                        (560)    (356)    (287)    (282)    (462)
 Credit card                        (189)     (55)     (38)     (28)     (47)
 Other                                (4)       -        -        -        -
                                 -------  -------  -------  -------  -------
  Total charge-offs                 (785)    (472)    (376)    (468)    (616)
                                 -------  -------  -------  -------  -------
Recoveries:
 Commercial and industrial            42       10       12       18       26
 Commercial real estate                -        -        1        5        -
 Agricultural                          8        1        9        7       66
 Residential real estate               -        6        3       77        8
 Installment                         158      159      149      155      165
 Credit card                          13       19       13       20       21
 Other                                 6        -        1        -        -
                                  ------    -----    -----    -----    -----
  Total recoveries                   227      195      188      282      286
                                  ------    -----    -----    -----    -----

Net charge-offs                     (558)    (277)    (188)    (186)    (330)
Provision for possible
 loan losses                         600      360      275      660      450
Allowance of acquired bank             -        -        -        -      300
                                 -------  -------  -------  -------  -------
  Balance at end of period      $  2,686 $  2,644 $  2,561 $  2,474 $  2,000
                                 =======  =======  =======  =======  =======
Ratio of net charge-offs to
 average loans outstanding
 during the period                  0.22%    0.13%    0.09%    0.11%    0.23%
                                    ====     ====     ====     ====     ====

Average loans outstanding       $256,761 $218,552 $201,531 $177,084 $144,852
                                 =======  =======  =======  =======  =======

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance. For 1997, the Bank anticipates about the same amount of loan net charge-offs for each type of loan as that experienced in 1996. See Exhibit 99, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto which is incorporated herein by reference.

Investment Activities

The following table sets forth the composition of the Bank's securities portfolio, based on amortized cost, at the dates indicated:
                                           At December 31,
                                -----------------------------------
                                   1996         1995         1994
                                           (In thousands)
U.S. Treasuries & U.S.
 agency notes                   $42,122      $40,962      $28,503
U.S. Government agency
 mortgage-backed securities      25,577       25,014       14,198
Other mortgage-backed
 securities                       9,556       11,189            -
Other securities                  3,470        3,274          844
                                 ------       ------       ------
Total securities available
 for sale                        80,725       80,439       43,545
                                 ------       ------       ------
Municipal securities              7,463        8,191       11,414
Mortgage-backed securities            -            -        2,472
                                 ------       ------       ------
Total securities held
 to maturity                      7,463        8,191       13,886
                                 ------       ------       ------
Total securities                $88,188      $88,630      $57,431
                                 ======       ======       ======

In December 1994 the Bank restructured its taxable security portfolio and sold $42.4 million of U.S. Treasury securities at a loss of $1.4 million and purchased $28.5 million in U.S. Treasury and U.S. Agency securities with incremental maturities over a five-year period. The remaining $12.5 million was used to purchase U.S. Agency mortgage-backed securities with an average maturity of 5.3 years that would provide regular monthly cash flows available for reinvestment at current rates. As these securities mature, they are reinvested in the five-year maturity range. All of these securities are classified as available for sale to provide flexibility in managing the portfolio. The result of this restructure is evidenced by the substantial increase in interest income on securities achieved in 1995 and 1996, and a reduction in the interest rate risk in the Bank's portfolio. See Notes 1 and 2 of the Notes to Consolidated Financial Statements. Most of the municipal securities held by the Bank were purchased in 1985 and are being held until maturity due to their yield and tax benefits.

The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 1996. U.S. agency mortgage-backed securities are categorized according to their expected prepayment speeds. All other securities are categorized based on contractual maturity. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations. Yields do not include the effects of income taxes.

                   Less than 1 year      1 to 5 years       5 to 10 years
                   ----------------   ------------------   ----------------
                           Weighted             Weighted           Weighted
                   Book    average     Book      average    Book   average
                            yield                 yield             yield
                   ----    -------     ----      -------    ----   -------
                                     (Dollars in thousands)
U.S. Treasuries
 and U.S. Agency
 obligations      $6,485     7.71%   $32,637       7.02   $ 3,000    6.84%
U.S. Agency
 mortgage-backed
 securities        2,108     7.38      8,432       7.38    15,037    7.38
Other mortgage-
 backed securities     -        -          -          -         -       -
Other securities      14     6.21          -          -         -       -
                   -----              ------               ------
Total securities
 available for
 sale              8,607     7.63     41,069       7.09    18,037    7.28
                   -----              ------               ------
Municipal
 securities          981     8.06      5,879       8.42       603    8.86
                   -----              ------               ------
Total securities
 held to maturity    981     8.06      5,879       8.42       603    8.86
                   -----              ------               ------
Total securities  $9,588     7.65%   $46,948       7.27%  $18,640    7.33%
                   =====              ======               ======


                    Over 10 years          Total
                   ----------------   ------------------
                           Weighted             Weighted
                   Book    average     Book      average
                            yield                 yield
                   ----    -------     ----      -------
                          (Dollars in thousands)
U.S. Treasuries
 and U.S. Agency
 obligations     $     -        -%   $42,122       7.11
U.S. Agency
 mortgage-backed
 securities            -        -     25,577       7.38
Other mortgage-
 backed
 securities        9,556     6.78      9,556       6.28
Other securities   3,456     6.23      3,470       6.23
                  ------              ------
Total securities
 available for
 sale             13,012     6.27     80,725       7.06
                  ------              ------
Municipal
 securities            -        -      7,463       8.41
                  ------              ------
Total securities
 held to maturity      -        -      7,463       8.41
                  ------              ------
Total securities $13,012     6.27%   $88,188       7.17%
                  ======              ======

Trust Services

The Bank received trust powers in 1922 and currently holds $152 million in net assets in the Trust Department. The Annual Report of Trust Assets filed with the FDIC and the OCC reports $115 million in managed assets among 575 accounts, and an additional $41 million of non-discretionary assets held in 347 accounts on December 31, 1996. These assets are not included in the Bank's balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity.

In addition to administering trusts, the services offered by the Trust Department include investment management, estate planning and administration, tax and financial planning and employee benefit plan administration. During 1996, the Trust Department entered into an agreement with a licensed broker-dealer and insurance agent to provide investment services to customers of the Bank and others, enabling them to purchase fixed annuities, variable annuities, mutual funds, and stocks and bonds. The Trust Department is staffed by four officers and four staff members and generated $733,000 in fee income during 1996.

Deposits and Borrowings

General. Deposits have traditionally been the primary source of the Bank's funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

Deposits. Deposits are attracted principally from within the Bank's market area through the offering of numerous deposit instruments, including checking accounts, regular passbook savings accounts, NOW accounts, money market deposit accounts, term certificate accounts and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank's Asset/Liability Committee and the Executive Committee based on the Bank's liquidity requirements, growth goals and market trends. The Bank does not use brokers to attract deposits. The amount of deposits from outside the Bank's market area is not significant.

The following table sets forth the dollar amount of deposits in the various types of products offered by the Bank as of December 31:
                           Percent             Percent              Percent
                    1996   of total    1995    of total    1994     of total
                    ----   --------    ----    --------    ----     --------
                                    (Dollars in thousands)
Demand            $35,731     12%    $36,188      12%    $30,591       12%
NOW                49,015     16      45,927      16      46,184       19
Savings            35,702     11      37,562      13      49,025       20
Money market
 deposit           28,009      9      20,465       7       5,185        2
CDs less than
 $100,000         141,679     46     130,062      45     103,591       41
CDs greater than
 $100,000          18,788      6      21,110       7      14,219        6
Other                 203      -         189       -         146        -
                  -------    ---     -------     ---     -------      ---
 Total
  deposits(1)    $309,127    100%   $291,503     100%   $248,941      100%
                  =======    ===     =======     ===     =======      ===

                           Percent             Percent
                    1993   of total    1992    of total
                    ----   --------    ----    --------
                           (Dollars in thousands)

Demand            $27,419     11%    $24,788      11%
NOW                46,686     19      44,041      19
Savings            58,350     24      60,716      26
Money market
 deposit            4,504      2       4,864       2
CDs less than
 $100,000          91,014     38      88,256      38
CDs greater than
 $100,000          15,325      6       9,663       4
Other                 186      -         194       -
                  -------    ---     -------     ---
 Total
  deposits(1)    $243,484    100%   $232,522     100%
                  =======    ===     =======     ===

____________________________________

(1)IRAs are offered under all deposit account types.


At December 31, 1996, the Bank's certificates of deposit, excluding deposits greater than $100,000, totaled $141.7 million, or 46% of total deposits. Of such amount, approximately $83.9 million matures within one year.

The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated:

            Maturity                     At December 31, 1996
            --------                     --------------------
                                            (In thousands)
        Three months or less                   $ 5,953
        Over 3 months to 6 months                3,915
        Over 6 months to 12 months               3,555
        Over twelve months                       5,365
                                                ------
          Total                                $18,788
                                                ======

Borrowings. The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. The Bank currently has outstanding $17.2 million of borrowings from the Federal Home Loan Bank to fund the purchase of adjustable-rate, one-to four-family real estate loans and other purposes.

The following table sets forth certain information regarding the Bank's outstanding borrowings at the dates and for the periods indicated:
                                               December 31,
                                        --------------------------
                                          1996      1995      1994
                                           (Dollars in thousands)
Maximum amount of short-term
 borrowings outstanding at any
 month end during period               $34,401   $31,193   $10,087
Average amount of short-term
 borrowings outstanding during
 period                                 32,186    11,864     7,708
Amount of short-term borrowings
 outstanding at end of period           31,113    31,110     8,736
Weighted average interest rate of
 short-term borrowings during period      5.27%     5.33%     3.78%
Weighted average interest rate of
 short-term borrowings at end of
 period                                   5.27      5.39      5.19


Average Balance Sheets

The following table presents, for the years indicated, the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The table does not reflect any effect of income taxes and includes non-performing loans in the calculations.

                            1996                             1995
                 ----------------------------    ---------------------------
                  Average            Interest     Average           Interest
                outstanding  Yield/  earned/    outstanding  Yield/  earned/
                  balance     rate    paid        balance     rate    paid

Loans (1)        $256,761     8.73%  $22,413     $218,552     8.90%  $19,449
Securities
 available
 for sale          78,235     7.14     5,583       61,659     7.41     4,569
Investment
 securities:
  Taxable               -        -         -            -        -         -
  Non-taxable       7,632     8.27       632       10,158     8.25       838
Deposits in banks     155     5.78         9          111     6.28         7
Federal funds sold  3,562     5.27       187        5,812     5.95       346
                  -------             ------      -------             ------
Total interest-
 earning assets   346,345     8.32    28,824      296,292     8.51    25,209

Non-earning
 assets            24,263                          20,770
Allowance for
 loan losses       (2,682)                         (2,627)
                  -------                         -------
Total assets     $367,926                        $314,435
                  =======                         =======

Savings deposits $ 36,851     2.80     1,033     $ 40,782     2.80     1,140
NOW and MMDA       71,177     2.79     1,987       57,687     2.60     1,497
CD's over $100M    19,650     5.44     1,069       19,650     5.69     1,119
Other time
 deposits         136,535     5.82     7,942      119,741     5.84     6,992
Short-term
 borrowings        32,186     5.28     1,699       11,864     5.17       613
Long-term debt      1,070     7.98        85        1,262     8.56       108
                  -------             ------      -------             ------
Total interest-
 bearing
 liabilities      297,467     4.64    13,815      250,986     4.57    11,469
                                      ------                          ------
Demand deposits    32,857                          29,965
Other liabilities   2,644                           2,157
Capital            34,957                          31,327
                  -------                         -------
Total liabilities
 and capital     $367,926                        $314,435
                  =======                         =======
Net interest
 income                              $15,009                         $13,740
                                      ======                          ======

Interest rate
 spread                       3.68                            3.94
Net interest
 income margin                4.33%                           4.64%
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities       116.43%                         118.05%


                                 1994
                      ----------------------------
                       Average            Interest
                     outstanding  Yield/  earned/
                       balance     rate    paid

Loans (1)             $201,531      8.31%  $16,749
Securities
 available for sale     43,214      4.42     1,909
Investment
 securities:
  Taxable                3,882      4.92       191
  Non-taxable           11,523      8.23       948
Deposits in banks          174      4.03         7
Federal funds sold       3,036      4.31       131
                       -------              ------
Total interest-
 earning assets        263,360      7.57    19,935

Non-earning
 assets                 20,553
Allowance for
 loan losses            (2,558)
                       -------
Total assets          $281,355
                       =======

Savings deposits      $ 54,741      2.81     1,537
NOW and MMDA            51,296      2.19     1,125
CD's over $100M         13,030      4.04       527
Other time
 deposits               94,568      4.48     4,235
Short-term
 borrowings              7,708      3.54       273
Long-term debt           1,450      6.76        98
                       -------              ------
Total interest-
 bearing
 liabilities           222,793      3.50     7,795
                                            ------
Demand deposits         29,086
Other liabilities        1,576
Capital                 27,900
                       -------
Total liabilities
 and capital          $281,355
                       =======
Net interest
 income                                   $12,140
                                           ======

Interest rate
 spread                            4.07
Net interest
 income margin                     4.61
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities            118.21%

(1) Includes nonaccrual loans.

The following table describes the extent to which the changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the periods indicated.
For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (the difference between the average volume for the periods compared, multiplied by the prior year's yield or rate paid), (ii) changes in rate (the difference between the weighted average yield or rate paid for the periods compared, multiplied by the prior year's average volume) and (iii) changes not solely attributable to either volume or rate.

                                            Years ended December 31,
                                     ------------------------------------
                                                  1996 vs 1995
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
 Loans                               $3,401    $ (372)   $ (65)    $2,964
 Securities available for sale        1,227      (168)     (45)     1,014
 Investment securities:
  Taxable                                 -         -        -          -
  Non-taxable                          (208)        3       (1)      (206)
 Deposits in banks                        3        (1)       -          2
 Federal funds sold                    (134)      (40)      15       (159)
                                      -----     -----      ---      -----
   Total interest-earning assets      4,289      (578)     (96)     3,615
                                      -----     -----      ---      -----
Interest expense attributable to:
 Savings deposits                      (110)        3        -       (107)
 NOW and MMDA                           350       114       26        490
 CD's over $100,000                       -       (50)       -        (50)
 Other time deposits                    981       (27)      (4)       950
 Short-term borrowings                1,050        13       23      1,086
 Long-term debt                         (17)       (7)       1        (23)
                                      -----     -----      ---      -----
    Total interest-bearing
      liabilities                     2,254        46       46      2,346
                                      -----     -----      ---      -----
   Net interest income               $2,035    $ (624)   $(142)    $1,269
                                      =====     =====      ===      =====

                                            Years ended December 31,
                                     ------------------------------------
                                                  1995 vs 1994
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
 Loans                               $1,415    $1,185    $ 100     $2,700
 Securities available for sale          815     1,293      552      2,660
 Investment securities:
  Taxable                              (191)        -        -       (191)
  Non-taxable                          (112)        3       (1)      (110)
 Deposits in banks                       (3)        4       (1)         -
 Federal funds sold                     120        50       45        215
                                      -----     -----      ---      -----
   Total interest-earning assets      2,044     2,535      695      5,274
                                      -----     -----      ---      -----
Interest expense attributable to:
 Savings deposits                      (392)       (7)       2       (397)
 NOW and MMDA                           140       206       26        372
 CD's over $100,000                     268       215      109        592
 Other time deposits                  1,127     1,287      343      2,757
 Short-term borrowings                  147       125       68        340
 Long-term debt                         (13)       26       (3)        10
                                      -----     -----      ---      -----
    Total interest-bearing
      liabilities                     1,277     1,852      545      3,674
                                      -----     -----      ---      -----
   Net interest income               $  767    $  683    $ 150     $1,600
                                      =====     =====      ===      =====


Competition

The Bank competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Bank competes with other commercial banks, savings associations, mortgage bankers, consumer finance companies, credit unions, leasing companies and other lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

For years the Bank has competed within its market area with several regional bank holding companies, each with assets in excess of $4 billion. The size of these financial institutions and others competing with the Bank is likely to increase further as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Community banks will be challenged by these larger competitors and the greater capital resources they control.

                                REGULATION

General

Because of its ownership of all the outstanding stock of the Bank, InterCounty is subject to regulation, examination and oversight by the FRB as a bank holding company under the BHCA. The Bank, as a national bank, is subject to regulation, examination and oversight by the OCC and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland and a member of the Federal Home Loan Bank of Cincinnati. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and InterCounty are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Bank Holding Company Regulation

General. InterCounty is subject to the BHCA and the regulations of the FRB promulgated thereunder. It is registered with the FRB as a bank holding company and must file periodic reports with that agency. Under the BHCA, InterCounty must notify the FRB if, during any one-year period, it intends to redeem shares in an amount such that total redemptions, net of sales, are greater than 10% of the net worth of InterCounty.

Capital Adequacy and Source of Strength. The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which such companies, on a consolidated basis, must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items (such as standby letters of credit), which are weighted at percentage levels ranging from 0% to 100%, depending on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of total capital may consist of supplementary or "Tier 2 capital", which includes subordinated debt and intermediate-term preferred stock (up to 50% of Tier 2 capital), certain hybrid capital instruments and other debt securities, any remaining perpetual preferred stock, and general loan loss allowances (up to 1.25% of risk-weighted assets). In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio from at least 4% to 5% of average total consolidated assets. InterCounty was in compliance with these capital requirements at December 31, 1996. The FRB has proposed an interest rate risk component to the risk-based capital requirement which is the same as that proposed for national banks. See "National Bank Regulation - Capital Requirements."

A summary of the regulatory capital of InterCounty and the Bank and the minimum capital levels required by the FRB as of December 31, 1996, is as follows:
                            InterCounty                 Bank
                          ----------------         ----------------
                                    (Dollars in thousands)
Total risk-based
  Actual                  $38,871   14.06%         $39,612   14.33%
  Required                 22,112    8.00           22,112    8.00
                           ------   -----           ------   -----
  Excess                  $16,759    6.06%         $17,500    6.33%
                           ======   =====           ======   =====

Tier 1 risk-based
  Actual                  $36,185   13.09%         $36,926   13.36%
  Required                 11,056    4.00           11,056    4.00
                           ------   -----           ------   -----
  Excess                  $25,129    9.09%         $25,870    9.36%
                           ======   =====           ======   =====
Tier 1 leverage
  Actual                  $36,185    9.53%         $36,926    9.72%
  Required                 11,395    3.00           11,395    3.00
                           ------   -----           ------   -----
  Excess                  $24,790    6.53%         $25,531    6.72%
                           ======   =====           ======   =====

The FRB has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and to operate in a safe and sound manner. It is the policy of the FRB that a bank holding company be ready and able to use its resources to provide capital to its subsidiary banks during periods of financial stress or adversity. A bank holding company is required by law to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (defined in the regulations as not meeting minimum capital requirements) with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Such guarantee is limited to the lesser of (i) 5% of the institution's total assets at the time the institution becomes undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Activity and Acquisition Restrictions. The BHCA prohibits InterCounty from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business, unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. In addition, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of any nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination by the FRB that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. InterCounty currently has no nonbank subsidiaries.

Congress is considering a number of legislative proposals which would expand the permissible activities of InterCounty or a new form of holding company for InterCounty. These proposals include an expansion of permissible securities, insurance and other financial activities, and one of the proposals would allow, subject to some limitation, real estate development, industrial and other commercial activities. Many of these proposed new activities involve greater financial risk to InterCounty than the current permissible activities. No assurance can be given as to what form, if any, final legislation in this regard may take.

Transactions between InterCounty and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the "FRA"). See "National Bank Regulation -- Transactions With Insiders and Affiliates."

The BHCA prohibits InterCounty from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without the prior approval of the FRB. The BHCA also prohibits InterCounty from acquiring control of any bank operating outside of Ohio, unless such acquisition is specifically authorized by the statutes of the state in which the bank to be acquired is located. Since September 1995, InterCounty is permitted to acquire banks located in other states. The FRB is authorized by the BHCA to approve the application of a bank holding company to acquire any savings association.

National Bank Regulation

Office of the Comptroller of the Currency. The OCC is an office in the Department of the Treasury and is subject to the general oversight of the Secretary of the Treasury. The OCC is responsible for the regulation and supervision of all national banks, including the Bank, and imposes assessments on national banks based on their asset size to cover the costs of general supervision and examination. The OCC also may initiate enforcement actions against national banks and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OCC may appoint a conservator or receiver for a national bank.

Activities and Investments. The OCC issues regulations governing the operation of national banks and, in accordance with federal law, prescribes the permissible investments and activities of national banks, including the type of lending that such institutions may engage in and the investments in real estate, subsidiaries and corporate or government securities that they may make. National banks are limited generally to engaging in those activities and making those investments that constitute the business of banking. These consist of activities and investments specifically permitted by federal law or deemed to be incidental to a specifically authorized power. Federal law generally prohibits national banks from making equity or real estate investments, other than investments in certain federal government corporations or entities, office premises, or in OREO for up to five years. They may invest in operating subsidiaries, of which they must own at least 80% of the capital stock, in any amount and in bank service corporations, owned with other banks located in the same state, up to the lessor of 10% of unimpaired capital and surplus and 5% of assets. Both operating subsidiaries and bank service corporations are currently limited to national bank activities. Regulations of the OCC allow operating subsidiaries of national banks to engage in certain additional activities which are related to or incidental to the business of banking and which a national bank may not engage in directly.

The Bank has no operating subsidiaries or bank service corporations. National banks may engage in discount brokerage, and may underwrite government securities; however, debt investments in any one issuer are limited to 10% of unimpaired capital and surplus. They are also subject to activity and investment limits imposed on state-chartered banks, unless those limits infringe on powers specifically authorized by federal law or would impose an undue burden on the conduct of their banking business. These state law limits are enforced by the OCC, not the state banking authorities.

Until recently, a national bank was permitted to branch only within the state in which its main office is located, subject to any more restrictive state law limits and OCC approval. Branches include any office at which deposits are received or from which checks are paid or money is lent. Total investment in office premises may not exceed the amount of a national bank's paid-in capital stock without OCC approval. Pursuant to recent federal legislation, national banks may branch across state lines, if the law of the state in which the branch is to be located permits such interstate branching. Effective in June 1997, the Bank will be permitted to merge or consolidate with a bank located in another state, unless that state has specifically prohibited such an interstate transaction. In addition, the OCC is considering permitting national banks to utilize multi-user automated teller machines across state lines.

The OCC is authorized to grant trust powers to a national bank to the extent such powers are authorized by the laws of the state in which the bank is located. National banks authorized to exercise trust powers are required to follow OCC guidelines on conducting such a business and are subject to special OCC examinations. The Bank is authorized to and does engage in a trust business. See "Description of Business-Trust Services."

National banks are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a national bank to open a new branch or engage in a merger transaction. The OCC has proposed revised regulations governing community reinvestment, which will evaluate actual lending and investment within a bank's designated service area, with particular emphasis on low-to-moderate income areas and borrowers. These proposed regulations would also evaluate a bank's service to low-to-moderate income areas in terms of branch locations.

Capital Requirements. The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as
the capital requirements imposed on InterCounty.   The Bank was in compliance
with those capital requirements at December 31, 1996. See "Bank Holding Company Regulation - Capital Adequacy and Source of Strength."

The OCC is required by federal law to revise its risk-based capital requirements to address risks that arise from interest rates, concentrations of credit and nontraditional activities. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities. Under an outstanding proposal, the OCC is considering requiring additional capital for those entities with interest rate risk in excess of an acceptable level and is seeking public comment on how to define interest rate risk exposure and how to calculate the additional capital required for those with interest rate risk exceeding acceptable levels. InterCounty is unable to predict in what form any changes to the risked-based capital requirements will be adopted. However, any such changes are not expected to have a material impact on the Bank.

The OCC must approve any change in equity capital, including increases in authorized stock, certain reductions in capital and stock dividends. In addition, if the capital stock is impaired due to losses, the OCC may assess shareholders, which for the Bank would be InterCounty, for such deficiency. If the deficiency is not made up, the OCC may close the bank or require that its directors sell the shareholders' stock at public auction.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. National banks are prohibited from making a capital distribution to anyone or paying management fees to any person having control of the bank if, after such distribution or payment, the bank would be undercapitalized. All undercapitalized national banks must submit a capital restoration plan to the OCC within 45 days after it becomes undercapitalized. Such banks will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Any company controlling a national bank that is subject to a capital restoration plan must provide a limited performance guaranty of the plan. Furthermore, critically undercapitalized national banks must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at December 31, 1996, met the standards for the highest capital category, a well-capitalized national bank.

Dividend Limits. A national bank is prohibited from paying dividends if it would decrease its surplus below its level of paid-in-capital or if less than 1/10 of net profits for the preceding six months for a quarterly or semi-annual dividend, or the preceding year for an annual dividend, was transferred to surplus. In addition, the OCC must approve any dividend in property or any dividend that would increase total dividends during a calendar year to a level in excess of net profits for that year and retained net profits during the prior two years, less any required transfers to surplus or stock retirement funds. At December 31, 1996, the Bank had $7.3 million available to pay dividends.

The OCC can prohibit the payment of any dividend by the Bank it believes to it to be an unsafe or unsound practice. In addition, no capital contributions are permitted if such payment would render the national bank "undercapitalized" under the prompt corrective action regulations. Based on the current financial condition of the Bank, these provisions are not expected to affect the current ability of the Bank to pay dividends to InterCounty.

Lending Limits. OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower to an amount equal to 15% of the bank's unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. Effective in March 1995, the measure of capital and surplus for the lending limit is total risk-based capital, plus all loan and lease reserves not included in that capital category.

Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limit, and the total of all such loans cannot exceed the national bank's capital and surplus for purposes of the lending limit. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the bank with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or under a program applicable to all Bank employees, and loans to executive officers are subject to additional limitations. The Bank was in compliance with such restrictions at December 31, 1996.

All transactions between national banks and their affiliates, including InterCounty, must comply with Sections 23A and 23B of the FRA. An affiliate of a national bank is any company or entity that controls, is controlled by or is under common control with the national bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a national bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the bank, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a national bank may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank was in compliance with these requirements and restrictions at December 31, 1996.

Federal Deposit Insurance Corporation and Assessments. The FDIC is an independent federal agency that insures the deposits up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks who have acquired SAIF deposits. The FDIC is required to maintain designated levels of reserves in each fund. The reserves of the SAIF are below the level required by law because a significant portion of the assessments paid into the fund have been and are being used to pay the cost of prior thrift failures. In May 1995, reserves of the BIF met the level required by law.

Depository institutions are generally prohibited from converting from one insurance fund to the other until the SAIF meets its designated reserve level, except with the prior approval of the FDIC in certain limited cases, provided applicable exit and entrance fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during that period and certain other conditions are met. The SAIF deposits of Williamsburg obtained by the Bank in the Merger-Conversion, including the attributed growth factor, which were $16.8 million at December 31, 1996, remain insured in the SAIF. The Bank is a member of the BIF, and, at December 31, 1996, it had $259.3 million in deposits insured in the BIF. Deposit accounts are insured by the FDIC, up to the prescribed limits.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

Because the reserves of the BIF fund exceed the statutorily set minimum, assessments for healthy BIF institutions were significantly decreased in the last half of 1995 and have been reduced to $2,000 per year for well-capitalized, well-managed banks, like the Bank, effective in 1996. Assessments paid by healthy institutions on deposits in the SAIF exceed that paid by healthy banks by approximately $.23 per $100 in deposits beginning in 1996.

Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks were required to pay the special assessment on only 80% of SAIF deposits held at that date. That legislation also required that BIF members begin to share the cost of prior thrift failures. As a result of the recapitalization of the SAIF and this cost sharing between BIF and SAIF members, FDIC assessments for healthy institutions during 1997 have been set at $.013 per $100 in BIF deposits and $.064 per $100 in SAIF deposits.

The SAIF deposits of the Bank at March 31, 1995, totaled $14.2 million. The Bank paid a special assessment of $94,102 on November 27, 1996, which was accounted for and recorded as of September 30, 1996. Beginning in 1997, the Bank has paid FDIC assessments of $.064 on its $14.2 million in deposits attributed to the SAIF and $.013 on its BIF deposits, which were $295.0 million at December 31, 1996.

Federal Reserve System. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). Such regulations currently require that reserves of 3% be maintained against net transaction accounts up to $49.3 million (subject to an exemption of up to $4.4 million), and that reserves of 10% be maintained against that portion of total net transaction accounts in excess of $49.3 million. These percentages are subject to adjustment by the FRB. At December 31, 1996, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks

The Federal Home Loan Banks (the FHLBs), under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. The Bank became a member of the FHLB of Cincinnati in early 1994. To remain a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $3,122,000 at December 31, 1996.

Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

An FHLB member that does not meet the qualified thrift lender ("QTL") test is eligible to receive FHLB advances if it holds FHLB stock equal to 5% of total advances divided by the percentage of qualified assets under the QTL test.
The QTL test requires that either (a) 65% of the member's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) consist of qualified thrift investments on a monthly average basis in 9 out of 12 months or (b) 60% of the member's assets (on a tax basis) must consist of assets specified in the thrift test in the Internal Revenue Code of 1986, as amended, which includes residential, deposit and education loans and certain government obligations.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Item 2.  Description of Property

The following table sets forth certain information at December 31, 1996, regarding the properties on which the offices of the Bank are located:

                                    Owned                       Date
Location                          or leased                   acquired
--------                          ---------                   --------
48 North South Street
Wilmington, Ohio                    Owned                       1915

108 N. South Street
Wilmington, Ohio                    Owned                       1980

1334 Rombach Avenue
Wilmington, Ohio                    Owned                       1991

141 W. Main Street
New Vienna, Ohio                    Owned                       1967

114 N. Howard Street
Sabina, Ohio                        Owned                       1969

11 E. Washington Street
Sabina, Ohio                        Owned                       1969

125 Main Street
Blanchester, Ohio                   Owned                       1978

2248 Courseview Dr.
Mason, Ohio                         Owned                       1988

452 N. Main Street
Mt. Orab, Ohio                      Owned                       1981

120 S. Main Street
Georgetown, Ohio                    Owned                       1992

885 S. Main Street
Georgetown, Ohio                    Owned                       1992

733 Lila Avenue
Milford, Ohio                       Owned                       1991

244 W. Main Street
Williamsburg, Ohio                  Owned                       1993

7110 Bachman Road
Sardinia, Ohio                     Leased                       1994

201 East Main Street
Batavia, Ohio                       Owned                       1996

Item 3.  Legal Proceedings

Neither InterCounty nor the Bank is presently involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There were 1,540,039 common shares of InterCounty outstanding on December 31, 1996 held of record by approximately 375 shareholders. There is presently no active public trading market for InterCounty's shares, nor are the prices at which common shares have been traded published by any national securities association or quotation service. Dividends per share declared in 1995 were $.08 in March, and $.10 in June, September and December. Dividends per share declared in 1996 were $.14 in March, June, September and December.


Item 6.  Selected Financial Data

The following table sets forth certain information concerning the consolidated financial condition, earnings and other data regarding InterCounty at the dates and for the periods indicated:

                                            December 31,
Statement of financial         1996      1995      1994      1993      1992
 condition and other data:            (Dollars in thousands)
Total amount of
  Assets                   $380,607  $360,271  $289,267  $280,029  $259,630
  Cash and due from banks    11,005    13,680    12,657    12,157    13,518
  Securities                 88,831    90,760    57,265    60,032    69,965
  Loans receivable-net      266,596   239,863   205,593   190,727   163,565
  Deposits                  309,127   291,503   248,941   243,484   232,522
  Short-term borrowings      31,113    31,110     8,736     6,694     5,110
  Long-term debt                914     1,108     1,299     1,487       959
  Shareholders' equity       36,748    33,834    28,714    27,051    20,058
  Number of full service
   offices                       13        12        12        11        11

                                        Year ended December 31,
                               1996      1995      1994      1993      1992
Statement of income data:                   (In thousands)
  Interest and loan fee
   income                  $ 28,824   $25,209   $19,935   $18,933   $17,800
  Interest expense           13,815    11,469     7,795     7,482     7,948
                            -------    ------    ------    ------    ------
  Net interest income        15,009    13,740    12,140    11,451     9,852
  Provision for loan
   losses                       600       360       275       660       450
                            -------   -------    ------    ------    ------
  Net interest income
   after provision for
   loan losses               14,409    13,380    11,865    10,791     9,402
  Non-interest income         3,138     2,339       828     3,303     2,533
  Non-interest expense       10,827    10,103     9,881     9,472     7,907
                            -------    ------    ------    ------    ------
  Income before income
   taxes                      6,720     5,616     2,812     4,622     4,028
  Federal income taxes        1,858     1,591       617     1,513     1,046
                            -------    ------    ------    ------    ------
  Net income               $  4,862   $ 4,025   $ 2,195   $ 3,109   $ 2,982
                            =======    ======    ======    ======    ======

                                          Year ended December 31,
Selected financial ratios:     1996      1995      1994      1993      1992
Return on average equity      13.91%    12.85%     7.87%    13.96%    16.14%
Return on average assets       1.32      1.28       .78      1.16      1.34
Equity-to-assets ratio         9.66      9.39      9.93      9.66      7.73
Dividend payout ratio(1)      17.61     14.45     18.75
Ratio of non-performing
 loans to total loans(2)       0.23      0.21      0.41      0.17      0.80
Ratio of loan loss allowance
 to total loans                1.00      1.09      1.23      1.28      1.21
Ratio of loan loss allowance
 to non-performing loans(2)     430%      507%      301%      761%      150%
Pro forma earnings per
 share(3)                                                   $2.08
Earnings per share            $3.18     $2.63     $1.44
Dividends declared
 per share                      .56       .38       .27       .19       .14
_________________________________

(1) Dividends paid per share divided by earnings per share.

(2) Non-performing loans include non-accrual loans, renegotiated loans and loans 90 days or more past due.

(3) Pro forma calculations are based upon pooled net income which includes an acquisition in December 1993. Common shares issued in the transaction are assumed to have been issued and outstanding since January 1, 1993. The income per share calculation includes adjustments relating to the investment of proceeds from common shares issued in the merger conversion. Because the acquisition involved a mutual savings and loan company, per share information for prior periods is not comparable with 1993 and could be misleading. Accordingly, such data is not presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 1996 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 1996 and 1995 and for the three years ended December 31, 1996.
In addition to the historical information contained herein with respect to InterCounty Bancshares, Inc. (the "Company"), and The National Bank and Trust Company (the "Bank"), the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include changes in the economy and interest rates in the nation and the Company's general market area.

RESULTS OF OPERATIONS

OVERVIEW
Net income for 1996 was $4.862 million, an increase of 20.8% from 1995. About half of the increase is the result of a net after tax gain of $215,000 on the sale of the Bank's credit card loan portfolio, and a historical tax credit of $216,000 for the renovations to the Bank's main office buildings. Other highlights include a 9.2% increase in net interest income, a 66.7% increase in the provision for loan losses to $600,000, an increase of 34.2% in non-interest income, and a 7.2% increase in non-interest expense. Operating earnings, which excludes securities transactions, the credit card sale premium, and income taxes, increased 12.8% from 1995. Performance ratios for 1996 included a return on average assets of 1.32% and a return on average equity of 13.91%.

              Table 1 - Selected Financial Highlights
                           (dollars in thousands)

                          1996      1995      1994      1993      1992
                      ------------------------------------------------

Net interest income   $ 15,009  $ 13,740  $ 12,140  $ 11,451  $  9,852
Net income               4,862     4,025     2,195     3,109     2,982

AVERAGE BALANCES
Assets                $367,926  $314,435  $281,355  $267,484  $222,087
Loans                  256,761   218,552   201,531   177,084   144,852
Securities              85,867    71,816    58,619    66,712    54,255
Deposits               297,070   267,833   242,721   236,532   177,044
Shareholders' equity    34,957    31,327    27,900    22,274    18,475

RATIOS AND STATISTICS
Net interest margin       4.33%     4.64%     4.61%     4.58%     4.72%
Return on average
 assets                   1.32      1.28       .78      1.16      1.34
Return on average
 equity                  13.91     12.85      7.87     13.96     16.14
Loans to assets          70.75     67.73     72.05     68.11     63.00
Equity to assets          9.66      9.39      9.93      9.66      7.73
Total risk-based
 capital ratio           14.06     14.09     14.58     15.46     13.15
Efficiency ratio         59.95     62.94     68.62     69.36     67.77
Full service offices        13        12        12        11        11
Employees (full-time
 equivalent)               176       159       162       152       144

                                    -33-

Net income for 1995 was $4.025 million, an increase of 83.4% from 1994. A significant portion of the increase is the difference between the results of securities transactions from 1994 to 1995. During 1994, net securities losses were $945,000 after tax as a result of our securities portfolio restructure. Net securities gains were $15,000 after tax for 1995. Other highlights include a 13.2% increase in net interest income, a 31% increase in the provision for loan losses to $360,000, an increase of 2.5% in non-interest income, and a modest 2.2% increase in non-interest expense. Operating earnings, which excludes securities transactions and income taxes, increased 31.7% from 1994. Performance ratios for 1995 included a return on average assets of 1.28%, and a return on average equity of 12.85%, compared to .78% and 7.87%, respectively, for 1994.

NET INTEREST INCOME
Net interest income increased to $15.0 million in 1996 from $13.7 million in 1995, an increase of 9.2%. The Bank's yield on average interest-earning assets decreased to 8.32% in 1996 from 8.51% in 1995. Average interest-earning assets increased $50.1 million (16.9%) from 1995. Interest and fees on loans increased 15.2% from last year as the average portfolio balance rose $38.2 million (17.5%) and the average yield decreased from 8.90% in 1995 to 8.73% in 1996. Lending interest rates were fairly stable throughout 1996.
The prime rate began the year at 8.5% and decreased 25 basis points to 8.25% in early February, and remained at that level for the rest of 1996. The securities portfolio also showed an increase in balances and a decrease in yield. The average balance of the portfolio increased $14.1 million from 1995, and the yield decreased from 7.53% to 7.24%. Both the loan and security portfolios experienced the maturity of higher yielding assets and the reinvestment of those funds in the lower rates that were available during 1996. Average interest-bearing liabilities increased $46.5 million during 1996, and the cost increased slightly to 4.64% in 1996 from 4.57% in 1995.

The increase in cost of funds was primarily due to movement from savings accounts to higher yielding money market accounts. Net interest margin decreased to 4.33% from 4.64%.

Net interest income increased to $13.7 million in 1995 from $12.1 million in 1994, an increase of 13.2%. During 1995, the U.S. Treasury yield curve flattened significantly. Longer term rates decreased about 200 basis points, while shorter term rates decreased less than half of that. The prime rate began and ended 1995 at 8.5%, and increased to 9% during the second quarter. The Bank's yield on average interest-earning assets increased to 8.51% from 7.57% in 1994, while the cost of interest-bearing liabilities increased to 4.57% from 3.50%. Net interest margin increased slightly to 4.64% in 1995 from 4.61% in 1994. Average interest-earning assets increased $32.9 million (12.5%) from 1994. Interest and fees on loans increased 16.1% from 1994 as the average balance rose $17.0 million (8.4%) and the average yield improved from 8.31% to 8.90% during 1995. The securities portfolio also contributed to the improvement in the yield on interest-earning assets. The average balance of the portfolio increased $13.2 million from 1994, and the yield increased 233 basis points to 7.53% as a result of the restructure that took place in late 1994. The increase in cost of funds of 107 basis points was the result of a continuing transfer by customers from lower cost savings deposits to higher cost certificates and money market accounts.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $600,000 in 1996, an increase of $240,000 from the provision recorded in 1995. The provision for loan losses was $367,000 in 1995, an increase of $85,000 from the provision recorded in 1994. Net charge-offs in 1996 were $558,000 compared to $277,000 in 1995 and $188,000 in 1994. The increased provision in 1996 and 1995 was in response to an 11.0% and 16.5% increase in loans and increased net charge-offs for those years. The ratio of the allowance for loan losses as a percent of total loans was 1.00% in 1996, 1.09% in 1995, and 1.23% in 1994.

                             Table 2 - Non-Interest Income
                                    (in thousands)

                                     Percent                 Percent
                                    of average              of average
                           1996       assets      1995        assets
                       -----------------------------------------------
Service charges on
 deposits                $1,099       0.30%     $  982        0.31%
Other service charges       307       0.08         290        0.09
Trust income                733       0.20         660        0.21
Net gains (losses) on
 securities available
 for sale                    86       0.02          23        0.01
Other                       913       0.25         384        0.12
                          -----       ----       -----        ----
  Total non-interest
   income                $3,138       0.85%     $2,339        0.74%
                          =====       ====       =====        ====

                                     Percent
                                    of average
                           1994       assets
                       -----------------------

Service charges on
 deposits               $   966       0.34%
Other service charges       267       0.09
Trust income                648       0.23
Net gains (losses) on
 securities available
 for sale                (1,432)     (0.51)
Other                       379       0.14
                          -----       ----
  Total non-interest
   income               $   828       0.29%
                          =====       ====

NON-INTEREST INCOME
Table 2 details the components of non-interest income and how they relate each year as a percent of average assets. Total non-interest income was $3.1 million in 1996, $2.3 million in 1995, and $.8 million in 1994. Non-interest income, excluding securities gains and losses, represents a ratio of .83% of average assets in 1996, .73% in 1995, and .81% in 1994. Late in the fourth quarter of 1996, the Bank sold its credit card loan portfolio and recorded a net gain of $326,000. Service charges and fees have increased over the last three years due to growth in the number of accounts, although the ratio has declined slightly during this period. Trust income increased 11.0% in 1996, and 1.9% in 1995 due to increases in both the number of accounts and the amount of funds under management. At December 31, 1996, total assets in the Trust Department were approximately $152 million, compared to $129 million and $106 million at December 31, 1995 and 1994, respectively.

Net securities gains were $86,000 in 1996, compared to net gains of $23,000 in 1995, and net securities losses of $1,432,000 in 1994. In December 1994, the Bank restructured its taxable security portfolio and sold $42.4 million of U.S. Treasury securities at a loss of $1.4 million and purchased $28.5 million in U.S. Treasury and U.S. Agency securities with incremental maturities over a five-year period. The remaining $12.5 million was used to purchase U.S. Agency mortgage-backed securities with an average maturity of 5.3 years that would provide regular monthly cash flows available for reinvestment at current rates. As these securities mature, they are reinvested in U.S. Treasury and U.S. Agency mortgage-backed securities with maturities in the five-year range. All of these securities are classified as available for sale to provide flexibility in managing the portfolio. The result of this restructure is evidenced by the substantial increase in interest income on securities achieved in 1995 and 1996 and a reduction in the interest rate risk in the Bank's portfolio.

                              Table 3 - Non-Interest Expense
                                     (in thousands)

                                     Percent                 Percent
                                    of average              of average
                           1996       assets      1995        assets
                       -----------------------------------------------
Salaries                $ 4,423       1.20%    $ 4,111        1.31%
Benefits                    984       0.27       1,147        0.36
Equipment                   941       0.26         815        0.26
Occupancy                   652       0.18         557        0.18
Deposit insurance           104       0.03         303        0.10
State franchise tax         492       0.13         445        0.14
Legal, audit and
 professional               368       0.10         337        0.11
Marketing                   266       0.07         238        0.07
Other                     2,597       0.70       2,150        0.68
                         ------       ----      ------        ----
  Total non-interest
   expense              $10,827       2.94%    $10,103        3.21%
                         ======       ====      ======        ====

                                     Percent
                                    of average
                           1994       assets
                       -----------------------
Salaries                $ 3,793       1.35%
Benefits                  1,026       0.36
Equipment                   843       0.30
Occupancy                   592       0.21
Deposit insurance           530       0.19
State franchise tax         422       0.15
Legal, audit and
 professional               323       0.11
Marketing                   233       0.08
Other                     2,119       0.76
                         ------       ----
  Total non-interest
   expense              $ 9,881       3.51%
                         ======       ====

NON-INTEREST EXPENSE
Table 3 details the components of non-interest expense and how they relate each year as a percent of average assets. Total non-interest expense has increased from $9.88 million in 1994 to $10.10 million in 1995 and to $10.83 million in 1996. These figures represent a percent of average assets of 3.51% in 1994, 3.21% in 1995, and 2.94% in 1996. The significant improvement during 1996 was due primarily to reductions in benefits expense and deposit insurance. The rest of the categories of expense remained about the same as 1995 as a percent of average assets. Improvements during 1995 were achieved through an 11.8% increase in average assets while these expenses increased only 2.2%.

Personnel expense, which is the largest component of non-interest expense, increased from $4.82 million in 1994 to $5.25 million in 1995 but decreased as a percent of average assets. The average number of full-time equivalent employees increased from 162 to 163. Personnel expense increased to $5.41 million in 1996. Salaries expense in 1996 increased 7.6%, but was reduced to 1.20% of average assets from 1.31% in 1995. Benefits expense decreased 14.2% from 1995 and to .27% of assets as the result of a reduction in required contributions to retirement plans.

During the third quarter of 1996, the Bank incurred a one-time deposit insurance assessment of $97,000 for deposits obtained by the Bank in 1993 when it merged with The Williamsburg Building & Loan Company. During the third quarter of 1995, the Company received a $150,000 refund of deposit insurance premiums from the Federal Deposit Insurance Corporation covering the period of June through September. Premiums for the fourth quarter of 1995 and all of 1996 were also significantly reduced. This resulted in a 42.8% reduction in this expense during 1995 from 1994.

All other non-interest expense categories have decreased as a percent of average assets from 1994 to 1996. Equipment expense has been .26%, .26%, and
 .30% of average assets for the years 1996, 1995 and 1994, respectively.   The
higher level in 1994 was due to investments in computer mainframe equipment and data processing software, and the expansion of the computer network throughout the branch offices. The Bank has continued this investment during 1995 and 1996, but asset growth has outpaced the growth in this expense. Occupancy expense was .18% in 1996 and 1995 and was .21% of average assets for 1994. State franchise taxes increased in all three years as a result of the increase in capital, on which it is based, but has become a smaller percent of average assets. Legal, audit and professional expense decreased slightly to
 .10% from .11% of average assets in 1995 and 1994. Other expense as a percent of average assets was .70% in 1996, .68% in 1995, and .76% in 1994.

INCOME TAXES
The effective tax rates for 1996, 1995 and 1994 were 27.6%, 28.3% and 22.0%, respectively. Tax expense in 1996 was reduced by a $216,000 historical tax credit for renovations done to the Bank's main office. The low effective rate in 1994 was due to the tax benefit of $487,000 on the securities losses incurred. Without this benefit, the effective tax rate for 1994 would have been 26.0%.

FINANCIAL CONDITION

ASSETS
Average total assets increased 17.0% during 1996 to $367.9 million. Average interest-earning assets increased 16.9%, and remained at 94% of total assets, the same as the last two years.

SECURITIES
Average securities as a percent of assets was 20.8% in 1994, 22.8% in 1995, and grew slightly to 23.3% in 1996. The securities portfolio at December 31, 1996 consisted of $81.4 million of securities available for sale and $7.5 million of securities which management intends to hold to maturity. Late in the fourth quarter of 1994, the securities available for sale were restructured in a five-year ladder portfolio consisting of U.S. Treasury and U.S. Agency bonds, and U.S. Agency mortgage-backed securities with an average maturity of 3.6 years. The result of this restructure was a substantial increase in interest income and a reduction of the interest rate risk in the portfolio. These securities began to mature in the second quarter of 1995. The majority of these funds continues to be reinvested in securities with maturities in the five-year range. During 1995 and 1996, the majority of the additions to the portfolio have been in medium term callable U.S.
Agency bonds, and mortgage- backed securities with projected average lives of three to seven years. The five-year ladder will allow the Bank to take advantage of rising market rates, or lock in rates should market rates stay stable or fall. The mortgage-backed securities will provide a regular monthly cash flow available for reinvestment at current rates. The portfolio has approximately $1.2 million in appreciation over the amortized book value at December 31, 1996.

LOANS
Table 4 shows loans outstanding at period end by type of loan. Average total loans as a percent of average assets was 71.6% in 1994, 69.5% in 1995 and 69.8% in 1996. The portfolio composition has stayed relatively the same during the three-year period. Commercial and industrial loans grew from $43.3 million in 1994 to $47.0 million in 1995 and to $58.0 million in 1996, primarily as a result of increased origination of working capital and equipment loans. Management anticipates moderate growth in the commercial and industrial loan portfolio. During 1995, volume growth in residential real estate loans was the result of the Bank purchasing in November a $21 million pool of one-year adjustable rate loans in the secondary market. This was match funded at an attractive spread through borrowings from the Federal Home Loan Bank. Both the loans and the funding for these transactions have been reduced to $11.1 million at the end of 1996, and have been replaced by residential real estate loans originated locally through our branch network. The majority of fixed rate residential real estate loans originated are immediately sold in the secondary market and therefore are not recorded on the Bank's books, while holding the adjustable rate loans in the portfolio. New and used automobile loans have been the emphasis in the installment area.
This category has increased from $63.6 million in 1994 to $81.0 million in 1996.

The general economy of the Bank's market area has been stable to good for the past several years. The Bank has experienced an increase in automobile lending and commercial lending, both real estate and industrial, because of the general economic conditions and the movement of the Bank into new markets, such as Clermont County. The Bank focused its commercial lending on small to medium sized companies in its market area, most of which are companies with long established track records. Net charge-offs in these categories for the last three years have been fairly low. As of December 31, 1996, the percent of fixed-rate loans to total loans was 41%, of which 69% mature within five years.

                                     Table 4 - Loan Portfolio
                                          (in thousands)
                                          at December 31,

                                    1996                 1995
                                        Percent of            Percent of
                              Amount      Total     Amount       Total
                           ---------------------------------------------
Commercial and industrial   $ 57,985        22%   $ 46,952         19%
Commercial real estate        31,118        11      27,274         11
Agricultural                  16,304         6      14,515          6
Residential real estate       79,761        30      79,355         33
Installment                   81,033        30      68,821         29
Credit card                        -         -       3,268          1
Other                          2,228         1       1,561          1
Deferred net origination
 costs                           853         -         761          -
                             -------       ---     -------        ---
                            $269,282       100%   $242,507        100%
                             =======       ===     =======        ===

                                    1994                 1993
                                        Percent of            Percent of
                              Amount      Total     Amount       Total
                           ---------------------------------------------

Commercial and industrial   $ 43,254        21%   $ 32,919         17%
Commercial real estate        27,049        13      25,351         13
Agricultural                  12,451         6      12,822          7
Residential real estate       57,243        27      59,639         31
Installment                   63,572        31      58,301         30
Credit card                    2,303         1       1,979          1
Other                          1,659         1       1,628          1
Deferred net origination
 costs                           623         -         562          -
                             -------       ---     -------        ---
                            $208,154       100%   $193,201        100%
                             =======       ===     =======        ===

                                    1992
                                        Percent of
                              Amount      Total
                           ------------------------

Commercial and industrial   $ 21,261        13%
Commercial real estate        25,674        16
Agricultural                  11,994         7
Residential real estate       62,016        37
Installment                   41,934        25
Credit card                    1,770         1
Other                            822         1
Deferred net origination
 costs                            94         -
                             -------       ---
                            $165,565       100%
                             =======       ===

ALLOWANCE FOR LOAN LOSSES
Table 5 shows selected information relating to the Bank's loan quality and allowance for loan losses. The allowance is maintained to absorb potential losses in the portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb possible future loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

Loan quality has been excellent over the last five years as net charge-offs as a percent of average loans has averaged .16% and was .22% in 1996. The allowance for loan losses is 1.00% of total loans as of December 31, 1996, and has ranged from 1.09% to 1.28% for the previous four years. The percentage decreased from the 1.20% range at the end of 1994 because of the addition of the purchased real estate loan pool. The Bank does not allocate the allowance for loan losses to specific types of loans. In assessing the adequacy of the allowance for loan losses, the Bank considers three principal factors: (1) three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to anticipated portfolio growth, economic conditions and portfolio risk. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

Non-accrual loans for the last five years are listed in Table 5. The amount in this category increased to $535,000 from $314,000 in 1995, and $239,000 in 1994. The 1994 amount was due to seven loans experiencing difficulties ranging from employment, economic conditions, and collateral valuations. The 1995 amount of $314,000 included eight loans, all of which were secured by real estate, six with first mortgages, and two with second mortgages. (All of the 1995 loans were resolved as expected and the Bank's recorded loss was $27,000.) The 1996 amount of $535,000 consisted of nine loans, most of which are secured with real estate. Five are to be resolved by the first quarter, one within six months, and the remainder are anticipated to be long-term workouts. The anticipated aggregate loss from these loans is $125,000. As of December 31, 1996, management knows of no significant loans not now disclosed as nonaccruing or 90 days or more past due that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

                    Table 5 - Allowance for Loan Losses and Asset Quality
                                     (in thousands)

                        1996      1995      1994      1993      1992
                     -------------------------------------------------
Allowance for loan
 losses               $2,686    $2,644    $2,561    $2,474    $2,000
Provision for loan
 losses                  600       360       275       660       450
Net charge-offs          558       277       188       186       330

Non-accrual loans        535       314       239        77       723
Loans 90 days or more
 past due                 90       208       402        43       146
Renegotiated loans         -         -       211       205       461
Other real estate
 owned                   358         -         -         -         -
                       -----     -----     -----     -----     -----
Total non-performing
 assets                  983       522       852       325     1,330

RATIOS
Allowance to total
 loans                  1.00%     1.09%     1.23%     1.28%     1.21%
Net charge-offs to
 average loans          0.22      0.13      0.09      0.11      0.23
Non-performing assets
 to total loans and
 other real estate
 owned                  0.36      0.21      0.41      0.17      0.80


DEPOSITS
Table 6 presents a summary of period end deposit balances. The deposit mix in 1993 is essentially the same as 1992. As rates began rising in 1994, savings accounts dropped to 20% of total deposits from 24% in 1993. These funds flowed into time certificates as consumers began locking in higher rates.
This trend continued in 1995 and 1996 as savings accounts decreased in amounts and percent of deposits. Money market accounts rose to 7% of deposits in 1995, and then to 9% of deposits in 1996, as a result of adding a third and higher interest rate tier for large balance accounts.

Deposits are attracted principally from within the Bank's market area through the offering of numerous deposit instruments, including checking accounts, savings accounts, NOW accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Bank's liquidity requirements, growth goals and market trends. The Bank does not use brokers to attract deposits. The amount of deposits from outside the Bank's market area is not significant.

                                    Table 6 - Deposits
                                      (in thousands)
                                      at December 31,

                       1996              1995              1994
                         Percent of         Percent of        Percent of
                  Amount   Total    Amount    Total    Amount   Total
                --------------------------------------------------------
Demand          $ 35,731    12%   $ 36,188     12%   $ 30,591    12%
NOW               49,030    16      45,927     16      46,184    19
Savings           35,687    11      37,562     13      49,025    20
Money market
 deposits         28,009     9      20,465      7       5,185     2
CD's less than
 $100,000        141,680    46     130,062     45     103,591    41
CD's greater
 than $100,000    18,788     6      21,110      7      14,219     6
Other                203     -         189      -         146     -
                 -------   ---     -------    ---     -------   ---
 Total          $309,128   100%   $291,503    100%   $248,941   100%
                 =======   ===     =======    ===     =======   ===

                     1993               1992
                         Percent of         Percent of
                  Amount   Total    Amount    Total
                --------------------------------------

Demand          $ 27,419    11%   $ 24,788     11%
NOW               46,686    19      44,041     19
Savings           58,350    24      60,716     26
Money market
 deposits          4,504     2       4,864      2
CD's less than
 $100,000         91,014    38      88,256     38
CD's greater
 than $100,000    15,325     6       9,663      4
Other                186     -         194      -
                 -------   ---     -------    ---
 Total          $243,484   100%   $232,522    100%
                 =======   ===     =======    ===

CAPITAL AND LIQUIDITY
The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. Through the end of 1994, dividends had been declared and paid on a semi-annual basis in June and December of each year. During the five years ended in 1994, the dividend rate increased nine out of ten payments. Beginning in 1995, the Board of Directors began to pay dividends on a quarterly basis. The dividend rate was increased over 40% in both 1995 and 1996. The Company's equity to assets ratio at December 31, 1996, was 9.66%. As of that same date, tier 1 risk-based capital was 13.1%, and total risk-based capital was 14.1%. The minimum tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at December 31, 1996, was 87.1%, compared to 83.2% at the same date in 1995. Loans to deposits plus other borrowings was 79.1% at the end of 1996, compared to 75.2% at the same time last year. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 46% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 94% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

INTEREST RATE SENSITIVITY
Interest rate risk is monitored on a monthly basis through asset/liability management committee meetings. Techniques used include both interest rate gap management, rate shocks, and simulation modeling that measures the effect of rate changes on net interest income under different rate scenarios. The interest rate gap analysis (Table 7), quantifies the balance sheet sensitivity to interest rates as of December 31, 1996. As shown, the Bank was liability sensitive for periods through six months, slightly asset sensitive six months to one year, and significantly asset sensitive within the one- to five-year period. The cumulative gap as a percent of total assets through one year is (13.5)%. In a falling interest rate environment, a financial institution with negative interest rate sensitivity gap would be expected generally to experience a greater decrease in the cost of its interest-bearing liabilities than in the yield on its interest-earning assets. Conversely, in an environment of rising interest rates, the cost of funds of an institution with a negative interest rate sensitivity gap would be expected generally to increase more rapidly than the yield on its assets. Changes in interest rates would be expected generally to have the opposite effect on a financial institution with a positive interest rate sensitivity gap. The Bank has not experienced the level of earnings volatility that could be indicated by its gap position, as evidenced by the stability of the net interest margin over the past five years, ranging from 4.33% to 4.72%. Reacting to changes in economic conditions, interest rates and market forces, the Bank has been able to alter the mix of short- and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Bank has been able to maintain a fairly stable flow of net interest income.

                           Table 7 - Interest Rate Gap Analysis
                                       (in thousands)
                                    at December 31, 1996

                               0-3     3-6      6-12     1-5       5+
                    Total     Months  Months   Months   Years    Years
                  -----------------------------------------------------

Loans (1)          $268,429 $ 64,947 $ 17,834 $ 34,976 $129,218 $21,454
Securities held
 for sale (2)        81,368   26,131    4,841    9,885   37,065   3,446
Securities held to
 maturity             7,463      640        -      190    6,633       -
Federal funds sold    1,016    1,016        -        -        -       -
Deposits in banks       126      126        -        -        -       -
                    -------  -------   ------   ------  -------  ------
  Total earning
    assets          358,402   92,860   22,675   45,051  172,916  24,900
                    -------  -------   ------   ------  -------  ------

Savings              35,687    1,338    1,338    2,676   21,408   8,927
NOW and MMDA         77,039   77,039        -        -        -       -
CD's less than
 $100,000           141,679   35,010   20,904   28,025   54,921   2,819
CD's greater than
 $100,000            18,788    5,953    3,915    3,555    5,365       -
Other time deposits     203        -        -      203        -       -
Short-term
 borrowings          31,113   19,913    2,800    8,400        -       -
Long-term debt          914      914        -        -        -       -
                    -------  -------   ------   ------  -------  ------
  Total interest-
    bearing funds   305,423  140,167   28,957   42,859   81,694  11,746
                    -------  -------   ------   ------  -------  ------

Period gap           52,979  (47,307)  (6,282)   2,192   91,222  13,154
Cumulative gap            -  (47,307) (53,589) (51,397)  39,825  52,979
Gap as a percent
 of assets            13.92%  (12.43)% (14.08)% (13.50)%  10.46%  13.92%

(1) Excludes adjustments for deferred net origination costs and allowance for losses.
(2) At amortized cost.

The entire balance of interest-bearing demand deposits and money market deposit accounts are included in the first gap period. Although these deposits are subject to repricing or withdrawal in a relatively short period of time, they have been a stable base of retail core deposits for the Bank. Also, their sensitivity to change in interest rates is much less than some other deposits, such as certificates of deposit over $100,000. Savings accounts, because of their susceptibility to withdrawal and investment into time certificates, as the Bank experienced during 1994 through 1996, were assumed to run off at 15% per year.

Rate shock analysis, in which all rates were assumed to increase or decrease by 200 basis points gradually over a one-year period, have resulted in a 2.5% decrease in net interest income under rising rates, and a 1.7% increase in net interest income under falling rates. In the Bank's simulation models, each asset and liability category's sensitivity to changes in interest rates is estimated, the effects on net interest income are then projected based on a stable, rising and falling rate scenario and analyzed on a monthly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Bank's current short-term simulation models indicate a slight decline in yields on earning assets and the cost of interest-bearing liabilities and a slightly positive effect on projected net interest margin the next twelve months.

IMPACT OF INFLATION AND CHANGING PRICES
The majority of a financial institution's assets and liabilities are monetary in nature. Changes in interest rates affect the financial condition of a financial institution to a greater degree than inflation. Although interest rates are determined in large measure by changes in the general level of inflation, they do not change at the same rate nor in the same magnitude, but rather react in correlation to changes in the expected rate of inflation and to changes in monetary and fiscal policy.

The Bank's ability to react to changes in interest rates has a significant impact on financial results. As discussed previously, management attempts to control interest rate sensitivity in order to protect against wide interest rate fluctuations.

EFFECT OF RECENT ACCOUNTING STANDARDS
As required, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in 1995. SFAS No. 114 specifies how allowances for credit losses related to certain loans should be determined. Impaired loans under this Statement are measured by the present value of expected future cash flows using the loan's effective interest rate. Impaired collateral-dependent loans may be measured based on collateral value. Adopting SFAS No. 114 did not have a material effect on the consolidated financial statements.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was adopted on January 1, 1996. It requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Adoption of SFAS No. 121 did not have a material effect on the consolidated financial statements.

SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996, encourages, but does not require, adoption of a fair-value-based accounting method for employee stock options. Management elected to continue to recognize compensation cost using the intrinsic-value-based method of accounting in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." However, the nature of the Company's stock options is such that the accounting treatment is the same under both pronouncements. Compensation cost is recorded during the service period of the optionees based on changes in the book value of the shares since at the election of the optionees, when the options are exercised, the Company is obligated to repurchase the shares at book value. If the Company's shares begin trading on an established market at greater than book value such that optionees will likely not elect to put the shares to the Company, the accrued compensation will be recognized as additional consideration for the stock issued.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of [SFAS] Statement No. 125," provides accounting and reporting standards to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. Generally, the new standards are first applicable to transactions occurring after December 31, 1997. Adoption of SFAS No. 125 is not expected to have a material effect on the consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data


                           - I N D E X -


                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           48

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       49

     Consolidated Statements of Income                                 50

     Consolidated Statements of Changes in
       Shareholders' Equity                                           51-52

     Consolidated Statements of Cash Flows                            53-54

     Notes to Consolidated Financial Statements                       55-72

To the Shareholders and Board of Directors
InterCounty Bancshares, Inc.
Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of InterCounty Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterCounty Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                              /s/ J.D. CLOUD & CO. P.L.L.
                                              Certified Public Accountants

Cincinnati, Ohio
January 30, 1997

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                        CONSOLIDATED BALANCE SHEETS
December 31                                                    (thousands)
                                                             1996        1995
ASSETS:
Cash and due from banks                                  $ 11,005    $ 13,680
Federal funds sold                                          1,016       4,527
                                                          -------     -------
     Total cash and cash equivalents                       12,021      18,207

Interest-bearing deposits in banks                            126         133
Securities available for sale, at market value             81,368      82,569
Securities held to maturity (market value-$8,061
 in 1996 and $9,058 in 1995)                                7,463       8,191
                                                          -------     -------
     Total securities                                      88,831      90,760

Loans                                                     269,282     242,507
  Less-allowance for loan losses                            2,686       2,644
                                                          -------     -------
     Net loans                                            266,596     239,863

Premises and equipment                                      8,653       7,505
Earned income receivable                                    3,308       3,248
Other assets                                                1,072         555
                                                          -------     -------
TOTAL ASSETS                                             $380,607    $360,271
                                                          =======     =======
LIABILITIES:
Demand deposits                                          $ 35,731    $ 36,188
Savings, NOW, and money market deposits                   112,726     103,954
Certificates $100,000 and over                             18,788      21,110
Other time deposits                                       141,883     130,251
                                                          -------     -------
     Total deposits                                       309,128     291,503

Short-term borrowings                                      31,113      31,110
Long-term debt                                                914       1,108
Other liabilities                                           2,704       2,716
                                                          -------     -------
TOTAL LIABILITIES                                         343,859     326,437
                                                          -------     -------
SHAREHOLDERS' EQUITY:
Preferred shares-no par value, authorized
 100,000 shares; none issued                                    -           -
Common shares-no par value, authorized
 3,000,000 shares; issued 1,909,475 shares                  1,000       1,000
Surplus                                                     7,246       7,224
Net unrealized gain on securities available for sale          424       1,405
Unearned ESOP shares, at cost                                (732)       (845)
Retained earnings                                          31,869      27,863
Treasury shares, at cost, 369,436 shares in 1996
 and 360,498 shares in 1995                                (3,059)     (2,813)
                                                          -------     -------
TOTAL SHAREHOLDERS' EQUITY                                 36,748      33,834
                                                          -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $380,607    $360,271
                                                          =======     =======

The accompanying notes to financial statements are an integral part of these statements.

                                    -49-

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                       CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31           (thousands, except per common share data)
                                            1996         1995         1994
INTEREST INCOME:
Interest and fees on loans               $22,413      $19,449      $16,749
Interest on securities available
 for sale-taxable                          5,583        4,569        1,909
Interest on securities held to maturity-
   Taxable                                     -            -          191
   Non-taxable                               632          838          948
Interest on deposits in banks                  9            7            7
Interest on federal funds sold               187          346          131
                                          ------       ------       ------
      TOTAL INTEREST INCOME               28,824       25,209       19,935
                                          ------       ------       ------
INTEREST EXPENSE:
Interest on deposits-
 Interest on savings, NOW and
  money market deposits                    3,020        2,637        2,662
 Interest on time certificates
  $100,000 and over                        1,069        1,119          527
 Interest on other deposits                7,942        6,992        4,235
                                          ------       ------       ------
     Total Interest on Deposits           12,031       10,748        7,424
Interest on short-term borrowings          1,699          613          273
Interest on long-term debt                    85          108           98
                                          ------       ------       ------
     TOTAL INTEREST EXPENSE               13,815       11,469        7,795
                                          ------       ------       ------
NET INTEREST INCOME                       15,009       13,740       12,140
PROVISION FOR LOAN LOSSES                    600          360          275
                                          ------       ------       ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           14,409       13,380       11,865
                                          ------       ------       ------
NON-INTEREST INCOME:
Trust income                                 733          660          648
Service charges on deposits                1,099          982          966
Other service charges and fees               307          290          267
Securities gains (losses)                     86           23       (1,432)
Other                                        913          384          379
                                          ------       ------       ------
     TOTAL NON-INTEREST INCOME             3,138        2,339          828
                                          ------       ------       ------
NON-INTEREST EXPENSE:
Salaries                                   4,423        4,111        3,793
Pension and benefits                         984        1,147        1,026
Equipment                                    941          815          843
Occupancy                                    652          557          592
Deposit insurance                            104          303          530
State franchise tax                          492          445          422
Marketing                                    266          238          233
Other                                      2,965        2,487        2,442
                                          ------       ------       ------
     TOTAL NON-INTEREST EXPENSE           10,827       10,103        9,881
                                          ------       ------       ------
INCOME BEFORE INCOME TAX                   6,720        5,616        2,812
PROVISION FOR INCOME TAX                   1,858        1,591          617
                                          ------       ------       ------
     NET INCOME                          $ 4,862      $ 4,025      $ 2,195
                                          ======       ======       ======
Earnings per common share                $  3.18      $  2.63      $  1.44

The accompanying notes to financial statements are an integral part of these statements.

                                    -50-

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               (thousands)

                                 Net                  Retained
                              Unrealized   Unearned   Earnings       Total
                              Securities     ESOP     Less Cost     Share-
              Common            Gains       Shares,  of Treasury    holders
              Shares  Surplus  (Losses)     at Cost     Shares       Equity
Balance
 January 1,
 1994         $1,000  $7,135   $    4      $(1,078)    $19,990      $27,051

Net income                                               2,195        2,195
Dividends
 declared                                                 (541)        (541)
Treasury
 shares
 issued                    8                                 6           14
ESOP
 shares
 earned                                        108                      108
Net changes
 in unrealized
 gains
 (losses) on
 securities
 available for
 sale                            (113)                                 (113)
               -----   -----    -----        -----      ------       ------
Balance
 December 31,
 1994          1,000   7,143     (109)        (970)     21,650       28,714

Net income                                               4,025        4,025
Dividends
 declared                                                 (580)        (580)
Treasury
 shares
 purchased                                                 (94)         (94)
Stock options
 exercised                71                                49          120
ESOP shares
 earned                   10                   125           -          135
Net changes
 in unrealized
 gains (losses)
 on securities
 available for
 sale                           1,514                                 1,514
               -----   -----    -----        -----      ------       ------
Balance
 December 31,
 1995          1,000   7,224    1,405         (845)     25,050       33,834

Net income                                               4,862        4,862
Dividends
 declared                                                 (856)        (856)
Treasury
 shares
 purchased                                                (249)        (249)
Stock options
 exercised                 3                                 3            6
ESOP shares
 earned                   19                   113                      132
Net changes
 in unrealized
 gains (losses)
 on securities
 available for
 sale                            (981)                                 (981)
               -----   -----    -----        -----      ------       ------
Balance
 December 31,
 1996         $1,000  $7,246   $  424       $ (732)    $28,810      $36,748
               =====   =====    =====        =====      ======       ======

The accompanying notes to financial statements are an integral part of these statements.

                                    -52-

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31                                   (thousands)

                                                   1996       1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 4,862    $ 4,025    $ 2,195
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                     791        677        703
  Provision for loan losses                         600        360        275
  Provision for deferred taxes                      (61)       (46)      (184)
  Net premium amortization (discount
   accretion) of securities                        (353)      (566)       116
  Net realized (gains) losses on securities
   available for sale                               (86)       (23)     1,432
  Gain on sale of other assets                     (344)         -        (11)
  Increase in income receivable                     (60)      (753)      (379)
  Decrease (increase) in other assets              (112)        90         77
  Increase (decrease) in interest payable           (42)       419         87
  Increase (decrease) in accrued taxes and
   other liabilities                                336        625         (3)
  FHLB stock dividends                             (209)       (73)       (19)
  ESOP shares earned                                132        135        108
                                                -------    -------    -------
       NET CASH PROVIDED BY
        OPERATING ACTIVITIES                      5,454      4,870      4,397
                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in interest-bearing
  deposits in banks                                   7        (31)       498
 Proceeds from sales of securities
  available for sale                              5,395      1,500     75,994
 Purchases of securities available
  for sale                                      (27,263)   (50,617)   (77,049)
 Proceeds from maturities of securities
  available for sale                             22,129     15,137          -
 Proceeds from maturities of securities
  held to maturity                                  830      3,441      2,517
 Purchases of securities held to maturity             -          -       (394)
 Net increase in loans                          (31,203)   (34,630)   (15,141)
 Proceeds from sale of credit card loans          4,241          -          -
 Purchases of premises and equipment             (2,189)    (1,742)      (795)
 Proceeds from sale of equipment                     18          -         12
                                                -------    -------    -------
      NET CASH USED IN INVESTING
       ACTIVITIES                               (28,035)   (66,942)   (14,358)
                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                        17,624     42,562      5,457
 Repayment of capital lease obligation              (86)       (83)       (80)
 Cash dividends paid                               (795)      (549)      (417)
 Net increase in short-term borrowings                3     22,374      2,042
 Repayment of ESOP debt                            (108)      (108)      (108)
 Proceeds from stock options exercised                6        120         14
 Purchase of treasury shares                       (249)       (94)         -
                                                -------    -------    -------

      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                16,395     64,222      6,908
                                                -------    -------    -------
      NET CHANGE IN CASH AND
       CASH EQUIVALENTS                          (6,186)     2,150     (3,053)
                                                -------    -------    -------
      CASH AND CASH EQUIVALENTS AT
       BEGINNING OF YEAR                         18,207     16,057     19,110
                                                -------    -------    -------
    CASH AND CASH EQUIVALENTS AT
     END OF YEAR                               $ 12,021   $ 18,207   $ 16,057
                                                =======    =======    =======

The accompanying notes to financial statements are an integral part of these statements.

                                    -54-

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years ended December 31, 1996, 1995 and 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

InterCounty Bancshares, Inc. (the Company) is a one-bank holding company. Its wholly-owned subsidiary, The National Bank & Trust Company (the Bank), provides full banking services, including trust and brokerage services, to customers located principally in Clinton, Brown, Clermont and Warren counties in Ohio. The Bank grants agribusiness, commercial, consumer, and residential loans to customers throughout its market area. The accounting and reporting policies of the Company and its subsidiary conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of the significant policies:


Basis Of Presentation-
The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period data has been reclassified to conform to current period presentation.


Securities-
Investment securities that the Bank has the intent and ability to hold to maturity are reported at amortized cost. Any discount or premium is amortized to maturity using the interest method. Securities that are available for sale are reported at fair value with unrealized holding gains and losses reported net of income taxes as a separate component of shareholders' equity. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method.


Loans And Allowance For Loan Losses-
Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net of any deferred fees or costs. The allowance for loan losses is established through a provision for loan losses charged to expense. Credit losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. This evaluation is based on prior loan loss experience and such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

In 1995, the Bank adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". SFAS No. 114 specifies how allowances for credit losses related to certain loans should be determined. Impaired loans are measured by the present value of expected future cash flows using the loan's effective interest rate. Impaired collateral-dependent loans may be measured based on collateral value. Smaller-balance homogenous loans, including residential mortgage and consumer installment loans, are collectively evaluated for impairment and are excluded from SFAS No. 114 measurement methods. Adopting SFAS No. 114 and No. 118 did not have a material effect on the overall allowance for loan losses and did not affect the Bank's charge-off or income recognition policies.

Loans are considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Subsequent cash receipts on nonaccrual loans, including those considered impaired under the provisions of SFAS No. 114, are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is probable the account will be settled in its entirety or brought current within a 30 day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses.


Premises And Equipment-
Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using principally the straight-line method over the estimated useful lives of the related assets.


Income Recognition-
Interest income on loans is based on the principal balance outstanding. Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized using the interest method as an adjustment of loan yields. These amounts are being amortized over the lives of the related loans.


Pension Plan-
The Bank has a noncontributory pension plan covering substantially all employees. The retirement plan cost is made up of several components that reflect different aspects of the Bank's financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions.


Marketing Expense-
Marketing costs are expensed as incurred.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Stock Options-
Stock options are accounted for under Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees." As more fully explained in Note 13, at the election of optionees, when the options are exercised, the Company is obligated to repurchase the shares at book value. Since the Company's shares are not traded on an established market, compensation cost and a liability are recorded during the service period based on changes in book value. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" which the Company, as permitted, has not adopted, treats awards of this nature in the same manner.


Income Taxes-
Certain income and expenses are recognized in different periods for financial reporting than for purposes of computing income taxes currently payable. Deferred taxes are provided on such temporary differences. These differences relate principally to the allowance for loan losses, depreciation and stock option accruals.


Statements Of Cash Flows-
For purposes of reporting cash flows, cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.


Earnings Per Common Share-
Earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The assumed exercise of stock options would not have a material dilutive effect.


Fair Value Of Financial Instruments-
For cash and due from banks, interest-bearing deposits in banks and federal funds sold, the carrying amounts reported in the Consolidated Balance Sheet approximate fair value. For securities, fair market value equals quoted market price, if available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities. The estimated fair value of loans was based on the discounted value of future cash flows expected to be received. The discount rate used was the rate at which the same loans would be made under current conditions.

The approximate fair value of demand deposits, savings accounts, and other deposit liabilities without defined maturities is the carrying amount at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated using a discounted cash flow calculation applying interest rates currently offered for deposits of similar remaining maturities. Carrying value approximates fair value for short-term borrowings and the Company's variable rate long-term debt.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 2 - SECURITIES

The following tables present amortized cost and estimated fair values of securities at December 31 (thousands):
                                                       1996
                                  ------------------------------------------
                                                 Gross       Gross
                                  Amortized   Unrealized   Unrealized   Fair
                                    Cost         Gains       Losses    Value
Securities available for sale:
 U.S. Treasury and U.S.
  Agency notes                     $42,122      $  402        $ 63    $42,461
 U.S. Agency mortgage-backed
  securities                        25,577         417          93     25,901
 Other mortgage-backed
  securities                         9,556          73          93      9,536
 Federal Reserve/FHLB stock          3,446           -           -      3,446
 Other                                  24           -           -         24
                                    ------       -----         ---     ------
                                   $80,725      $  892        $249    $81,368
                                    ======       =====         ===     ======
Securities held to maturity:
 Municipals                        $ 7,463      $  599        $  1    $ 8,061
                                    ======       =====         ===     ======

                                                       1995
                                  ------------------------------------------
                                                 Gross       Gross
                                  Amortized   Unrealized   Unrealized   Fair
                                    Cost         Gains       Losses    Value

Securities available for sale:
 U.S. Treasury and U.S.
  Agency notes                     $40,962      $1,062        $  5    $42,019
 U.S. Agency mortgage-backed
  securities                        25,014         870          25     25,859
 Other mortgage-backed
  securities                        11,189         229           1     11,417
 Federal Reserve/FHLB stock          3,237           -           -      3,237
 Other                                  37           -           -         37
                                    ------       -----         ---     ------
                                   $80,439      $2,161        $ 31    $82,569
                                    ======       =====         ===     ======
Securities held to maturity:
 Municipals                        $ 8,191      $  868        $  1    $ 9,058
                                    ======       =====         ===     ======

Gross gains realized on sales of securities available for sale were $86,000 for 1996, $23,000 for 1995, and $102,000 for 1994. Gross losses during the three year period were $1,534,000 in 1994. Securities with a carrying value of approximately $41.1 million and $40.1 million at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, short-term borrowings and for other purposes as required by law.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 2 - SECURITIES  (Continued)

At December 31, 1996, the amortized cost and estimated market value of debt securities by contractual maturity was as follows. Expected maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations (thousands).

                              Available for Sale       Held to Maturity
                              ------------------      -----------------
                              Amortized   Market      Amortized   Market
                                Cost      Value         Cost      Value

Due within one year           $ 6,485    $ 6,519       $  981    $  997
Due from one to five years     32,637     32,960        5,879     6,290
Due from five to ten years      3,000      2,982          603       774
                               ------     ------        -----     -----
                               42,122     42,461        7,463     8,061

U.S. Agency mortgage-backed
 securities                    25,577     25,901            -         -
Other mortgage-backed
 securities                     9,556      9,536            -         -
Federal Reserve/FHLB stock      3,470      3,470            -         -
                               ------     ------        -----     -----
     Total securities         $80,725    $81,368       $7,463    $8,061
                               ======     ======        =====     =====

NOTE 3 - LOANS

Major classifications of loans as of December 31 were as follows (thousands):
                                                  1996          1995

  Commercial and industrial                   $ 57,985      $ 46,952
  Commercial real estate                        31,118        27,274
  Agricultural                                  16,304        14,515
  Residential real estate                       79,761        79,355
  Installment                                   81,033        68,821
  Credit card                                        -         3,268
  Other                                          2,228         1,561
                                               -------       -------
    Total                                      268,429       241,746
  Deferred net origination costs                   853           761
  Allowance for loan losses                     (2,686)       (2,644)
                                               -------       -------
    Net loans                                 $266,596      $239,863
                                               =======       =======

In 1996, the Bank sold its $3.9 million credit card loan portfolio. The gain on the sale of $326,000 is included in Other Non-Interest Income in the Consolidated Statements of Income. The portion of the credit card portfolio sold with recourse was $102,000.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 3 - LOANS  (Continued)

Changes in the allowance for loan losses for the year ended December 31 were as follows (thousands):

                                                  1996      1995      1994

  Balance at beginning of period                $2,644    $2,561    $2,474
  Provision for loan losses                        600       360       275
  Charge offs                                     (785)     (472)     (376)
  Recoveries                                       227       195       188
                                                 -----     -----     -----
  Balance at end of period                      $2,686    $2,644    $2,561
                                                 =====     =====     =====

The total recorded investment in impaired loans at December 31, 1996, the average for the year, and the related allowance for credit losses as determined in accordance with SFAS No. 114 were not material. Loans on which the accrual of interest had been discontinued amounted to $535,000, $314,000 and $239,000 at December 31, 1996, 1995 and 1994, respectively. If interest on those loans had been accrued, such income would have approximated $38,000, $27,000 and $16,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income recognized in the respective years on these nonaccrual loans was not material. The Bank is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of a deterioration in the financial position of the borrower.


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 (thousands):

                                                            1995      1994


Land                                                     $ 1,230   $ 1,230
Buildings and leasehold improvements                       7,605     6,700
Equipment                                                  5,176     4,364
                                                          ------    ------
   Total cost                                             14,011    12,294
Accumulated depreciation and amortization                 (5,358)   (4,789)
                                                          ------    ------
   Premises and equipment                                $ 8,653   $ 7,505
                                                          ======    ======

Depreciation and amortization expense related to premises and equipment was $695,000, $601,000 and $618,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 5 - LEASES

Data processing equipment held under capital lease, included in premises and equipment, had a carrying value of $159,000 and $246,000 at December 31, 1996 and 1995, respectively. Amortization expense for 1996, 1995 and 1994 was $87,000, $83,000 and $80,000, respectively.

Future minimum lease payments under the capital equipment lease and non-
cancelable operating leases having initial terms in excess of one year are as follows (thousands):
                                  Capital      Operating
                                   Lease         Lease

1997                                $ 95          $ 33
1998                                  71            33
1999                                   -            33
2000                                   -            32
2001                                   -            31
Remaining years                        -           261
                                     ---           ---
Total minimum lease payments         166          $423
                                                   ===
  Less: Amount representing
         interest                      7
                                     ---           ---
Present value of net minimum
 lease payments                     $159
                                     ===

Rent expense for all Bank premises and equipment leases was $59,000, $43,000 and $63,000 in 1996, 1995 and 1994, respectively.


NOTE 6 - DEPOSITS

Certificates of deposit issued in amounts of $100,000 or more and their remaining maturities at December 31 were as follows (thousands):
                                         1996          1995

   Three months or less               $ 5,953       $ 9,365
   Over three through six months        3,915         4,342
   Over six through twelve months       3,555         4,017
   Over twelve months                   5,365         3,386
                                       ------        ------
      Total                           $18,788       $21,110
                                       ======        ======

                                    -61-

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 7 - PENSION PLAN

The Bank's noncontributory defined benefit retirement plan covers substantially all Bank employees who meet minimum age and length of service requirements. Benefits are based on years of service and employee's compensation. The Bank's funding policy is to contribute at least the minimum amounts required by the Employee Retirement Income Security Act or additional amounts to assure that plan assets will be adequate to provide retirement benefits. Based upon actuarial conclusions, a contribution of $124,000 and $171,000 was made to the plan in 1996 and 1995, respectively. No contribution was made in 1994.

A summary of the plan's funded status as of December 31, 1996 and 1995 follows
(thousands):
                                                             1996      1995
Actuarial present value of benefit obligation:
 Vested                                                   $ 1,040   $   911
 Non-vested                                                   140       101
                                                           ------    ------
Accumulated benefit obligation                            $ 1,180   $ 1,012
                                                           ======    ======
Plan assets at fair value, 1996-47% common stock
 and 53% fixed income investments                         $ 1,330   $ 1,138
Projected benefit obligation for service
 rendered to date                                          (1,318)   (1,123)
                                                           ------    ------
Plan assets in excess of or (less than) projected
 benefit obligation                                            12        15
Unrecognized reduction in prior service cost
 resulting from plan amendment                               (267)     (296)
Unrecognized transition obligation being amortized
 over 15 years                                                 29        34
Unrecognized net loss                                         120       153
                                                           ------    ------
      Pension liability                                   $  (106)  $   (94)
                                                           ======    ======

The following assumptions were used in determining the actuarial present value of the projected benefit obligation:
                                                             1996      1995
Assumed discount rate                                           8%      7.5%
Expected long-term rate of return on plan assets                9%        9%
Rate of increase in future compensation levels                4.5%        4%

                                    -62-

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 7 - PENSION PLAN  (Continued)

Changes  in  assumed  rates  had the effect of  increasing  the projected benefit  obligation by $91,000 at December 31, 1996.  Net periodic pension cost for the years ended December 31 consisted of the following (thousands):
                                                       1996     1995     1994
Service cost                                          $ 165    $ 134    $ 162
Interest cost                                            92       85       86
Return on plan assets-
  Actual                                               (150)    (229)       4
  Deferred                                               45      137     (108)
Amortization of reduction in prior
 service cost                                           (29)     (29)     (29)
Amortization of unrecognized initial
 net obligation                                           5        5        5
Amortization of unrecognized net (gain) loss              8        3       15
                                                       ----     ----     ----
     Net periodic pension cost                        $ 136    $ 106    $ 135
                                                       ====     ====     ====

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company sponsors a leveraged employee stock ownership plan (ESOP) covering substantially all of its employees who meet minimum age and length of service requirements. The Company is obligated to make annual contributions sufficient to enable the ESOP to repay the loan, including interest. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Additional contributions to the Trust are determined by the Board of Directors. Total Company contributions were $36,000, $165,000 and $163,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

Shares are held in a suspense account for allocation among participants as the loan is repaid. The number of shares released is based on the proportion of debt service paid in the year. Released shares are allocated to participants' accounts on the basis of compensation. Dividends on unallocated shares are used to repay the loan. Dividends on allocated shares are allocated to the participants' accounts.

Benefits are payable upon retirement, death, disability or separation from service. Benefits are paid in common shares of the Company. If the common shares of the Company are not tradable on an established market when benefits are distributed, participants have the option to put the shares to the Company at a value determined by independent appraisal. In 1996 and 1995, the Company purchased 9,357 shares and 4,420 shares, respectively, from ESOP participants. The estimated fair value of allocated shares remaining in the ESOP was $7,530,000 and $6,860,000 at December 31, 1996 and 1995, respectively. The estimated fair value for 1995 was based on the independent appraisal. The 1996 independent appraisal has not been completed and, therefore, estimated fair value at December 31, 1996 is based on the 1995 relationship of appraised value to book value applied to the December 31, 1996 book value.

Shares purchased by the ESOP since 1993 are accounted for in accordance with Statement of Position 93-6. Accordingly, as these shares are released from collateral, the Company reports compensation expense equal to the current estimated fair value of the released shares. Once released, the shares are considered outstanding for earnings-per-share (EPS) computations. Dividends on allocated shares reduce retained earnings; dividends on unallocated shares are recorded as a reduction of ESOP debt.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST  (Continued)

Compensation expense for ESOP shares acquired in 1986 is equal to the principal repaid on the related borrowing plus any additional cash contributions. Dividends on 1986 ESOP shares are charged to retained earnings. These shares are considered outstanding for EPS computations.

The ESOP shares as of December 31 were as follows:
                                              1996               1995
                                        ----------------   ----------------
                                         1993      1986     1993      1986
                                        Shares    Shares   Shares    Shares

Allocated shares                         5,004   254,761    2,447   255,521
Shares released for allocation           2,380    12,082    2,557    12,978
Unreleased shares                       13,268    67,357   15,648    79,439
                                       -------   -------   ------   -------
   Total ESOP shares                    20,652   334,200   20,652   347,938
                                       =======   =======   ======   =======

At December 31, 1996, the estimated fair value of unreleased 1993 shares was $385,000. ESOP compensation expense was $25,000, $105,000 and $76,000 for 1996, 1995 and 1994, respectively.


NOTE 9 - SHORT-TERM BORROWINGS

A summary of short-term borrowings follows (thousands):
                                               1996              1995
                                          --------------    --------------
                                          Amount   Rate     Amount   Rate

At December 31
  Federal Home Loan Bank borrowings      $17,200   5.64%   $21,250   5.76%
  Securities sold under agreements
    to repurchase                          9,017   4.55      8,656   4.45
  U.S. Treasury demand notes               1,486   6.15      1,204   5.50
  Federal funds purchased                  3,410   4.94          -
                                          ------            ------
      Total short-term borrowings        $31,113   5.27    $31,110   5.39
                                          ======            ======

Years ended December 31
  Average amount outstanding             $32,186           $11,864
  Maximum month-end balance               34,401            31,193
  Weighted average interest rate                   5.28              5.33


At December 31, 1996, Federal Home Loan Bank borrowings were collateralized by a blanket pledge of certain residential real estate loans totaling approximately $59.6 million.
                                    -64-

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 10 - LONG-TERM DEBT

Long-term debt consists of the following at December 31 (thousands):
                                                         1996      1995

ESOP Trust debt guarantee                                $755    $  862
Capital lease obligation                                  159       246
                                                          ---     -----
                                                         $914    $1,108
                                                          ===     =====

The ESOP Trust loan agreement contains various covenants for the Company which include a minimum net worth and restrictions on additional indebtedness. The note may be prepaid without penalty with prepayments applying in the inverse order of the maturities of the scheduled payments. Interest is due quarterly at the prime rate, 8.25% at December 31, 1996. Scheduled principal payments are $108,000 annually through 2003.


NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Bank paid interest of $13,857,000, $11,050,000 and $7,796,000 in 1996,
1995 and 1994, respectively. The Bank paid federal income taxes of $1,761,000, $1,388,000 and $863,000 in 1996, 1995 and 1994, respectively.


NOTE 12 - INCOME TAXES

Income taxes provided for in the statements of income at December 31 consist of the following (thousands):
                                                     1996     1995     1994
Income taxes currently payable:
 Applicable to income exclusive of
  securities transactions                          $1,890   $1,629   $1,288
 Applicable to securities transactions                 29        8     (487)
                                                    -----    -----    -----
   Total income taxes currently payable             1,919    1,637      801
                                                    -----    -----    -----
Deferred income taxes resulting
 from temporary differences:
  Provision for loan losses                           (60)     (73)     (75)
  Depreciation                                         16       68      (62)
  Stock option accruals                               (70)     (91)     (44)
  Loan origination fees-net                            (2)       1       32
  FHLB stock dividends                                 71       25        6
  Accruals deductible for tax purposes when paid       (6)      29      (58)
  Other                                               (10)      (5)      17
                                                    -----    -----    -----
    Total deferred income taxes                       (61)     (46)    (184)
                                                    -----    -----    -----
    Income taxes                                   $1,858   $1,591   $  617
                                                    =====    =====    =====

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 12 - INCOME TAXES  (Continued)

A reconciliation of the statutory income tax rate to the Company's effective tax rate at December 31 follows:
                                                    1996      1995      1994
Statutory tax rate                                  34.0%     34.0%     34.0%
Increase (decrease) resulting from:
  Tax exempt interest                               (3.3)     (5.4)    (11.7)
  Tax credits                                       (3.2)        -         -
  Other-net                                           .1       (.3)      (.3)
                                                    ----      ----      ----
Effective tax rate                                  27.6%     28.3%     22.0%
                                                    ====      ====      ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their basis for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows (thousands):
                                                              1996      1995
Deferred tax assets:
 Allowance for loan losses                                   $ 481    $  421
 Stock option accruals                                         291       221
 Deferred loan fees                                             43        41
 Accruals not currently deductible                              43        37
                                                              ----     -----
       Total deferred tax assets                               858       720
                                                              ----     -----
Deferred tax liabilities:
 Depreciation of premises and equipment                       (229)     (213)
 Unrealized gains on securities available for sale            (218)     (724)
 FHLB stock dividends                                         (129)      (58)
 Other-net                                                     (25)      (35)
                                                              ----     -----
       Total deferred tax liabilities                         (601)   (1,030)
                                                              ----     -----
Net deferred taxes                                           $ 257    $ (310)
                                                              ====     =====

Due primarily to the Company's taxable position in prior years, a valuation allowance for deferred tax assets was unnecessary at December 31, 1996 and 1995.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 13 - SHAREHOLDERS' EQUITY

In 1992, the Board of Directors of the Company approved a nonqualified compensatory stock option plan (the 1992 Plan), pursuant to which a maximum aggregate of 7% of the authorized and issued common shares of the Company may be reserved by the Board for the purpose of granting options under the plan to key bank personnel. Awards under the Plan are made at the discretion of the Board of Directors. The option price is not less than the fair market value of the shares at the date of grant. If the Company's shares are not traded on an established market at the date of grant, book value as of the most recent annual report equals fair value under the terms of the Plan.

The options granted have a term of ten years and become exercisable in equal installments on the first through fifth anniversaries of the date of grant.
At the election of optionees, when the options are exercised in the future, the Company is obligated to repurchase the shares at book value as reflected in the most recent audited annual report. Compensation expense in connection with this plan is included in pension and benefits expense in the consolidated statements of income in the amounts of $173,000, $205,000 and $115,000 for 1996, 1995 and 1994, respectively.

Details of the 1992 Plan are as follows:
                            Weighted-
                             Average                                  Shares
                            Exercise     Shares        Shares        Available
                              Price    Outstanding   Exercisable     for Grant
                            --------   -----------   -----------     ---------

Balance, December 31, 1993   $ 11.45      61,600        9,800          72,063

Granted                        19.25       3,253                       (3,253)
Became exercisable                                     12,320
Exercised                      13.12        (315)        (315)
                                          ------       ------          ------
Balance, December 31, 1994     11.83      64,538       21,805          68,810

Granted                        24.00      16,750                      (16,750)
Became exercisable                                     12,971
Exercised                      13.12        (315)        (315)
                                          ------       ------          ------
Balance, December 31, 1995     14.35      80,973       34,461          52,060

Became exercisable                                     16,321
Exercised                      13.12        (315)        (315)
                                          ------       ------          ------
Balance, December 31, 1996   $ 14.35      80,658       50,467          52,060
                                          ======       ======          ======

In 1993, the Board of Directors of the Company approved a stock option plan (the 1993 Plan) pursuant to which options for 22,947 common shares in the aggregate were granted to certain directors, officers and employees of an acquired building and loan company. The option price was $19.25. No options granted under the 1993 Plan are exercisable after March 31, 1997.
Compensation expense in connection with this plan is included in pension and benefits expense in the consolidated statements of income in the amount of $34,000 and $54,000 for 1996 and 1995, respectively. No compensation expense was recorded for this plan in 1994. Options for 104 and 5,996 shares were exercised in 1996 and 1995, respectively. None were exercised in 1994. Total options outstanding under the 1993 Plan at December 31, 1996, are 16,847.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract amount of those instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at
December 31 were as follows (thousands):
                                          1996       1995
Commitments to extend credit           $26,013    $30,231
Standby letters of credit                2,087      1,449


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, crops, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At December 31, 1996 and 1995, these guarantees were primarily issued to support public bond financing by state and local government units. These guarantees expire during the period from 1997 through 2012. Approximately 78% of the amount outstanding at December 31, 1996 was secured. Approximately 96% of the amount outstanding at December 31, 1995 was secured.

The Parent Company and its subsidiary are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 15 - RELATED PARTY TRANSACTIONS

The Bank has entered into related party transactions with certain directors, executive officers and principal shareholders. Such transactions originate in the normal course of the Bank's operations as a depository and lending institution. At December 31, 1996 and 1995, certain executive officers, directors and companies in which they have a direct or indirect interest, were indebted to the Bank directly or as guarantors in the aggregate amount of $6,607,000 and $6,569,000, respectively. During 1996, $3,026,000 in new loans were made; repayments totaled $2,988,000.


NOTE 16 - FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

The following disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires disclosure of fair value information about both on- and off-balance sheet financial instruments for which it is practicable to estimate that value. Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

Carrying amounts and estimated fair values for financial instruments as of
December 31 were as follows (thousands):
                                             1996                1995
                                      -----------------    -----------------
                                      Carrying    Fair     Carrying    Fair
                                       Amount    Value      Amount    Value

FINANCIAL ASSETS:
 Cash and due from banks             $ 11,005  $ 11,005   $ 13,680  $ 13,680
 Federal funds sold                     1,016     1,016      4,527     4,527
 Interest-bearing deposits in banks       126       126        133       133
 Securities available for sale         81,368    81,368     82,569    82,569
 Securities held to maturity            7,463     8,061      8,191     9,058
 Loans, net                           266,596   266,784    239,863   241,137

FINANCIAL LIABILITIES:
 Deposits                             309,127   310,409    291,503   293,637
 Short-term borrowings                 31,113    31,113     31,110    31,110
 Long-term debt                           914       914      1,108     1,108


The fair value of off-balance-sheet financial instruments at December 31, 1996 and 1995, was not material.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 17 - REGULATORY MATTERS

The principal source of income and funds for the Holding Company is dividends paid by the Bank subsidiary. During the year 1997, dividends that the Bank subsidiary can pay to the Holding Company without prior approval of regulatory agencies is limited to the total of 1997 net income and approximately $7,260,000 of retained earnings from the previous two years.

Banks and bank holding companies must meet certain minimum capital requirements set by federal banking agencies.  A summary of the regulatory capital of the Holding Company and the Bank at December 31 follows
(thousands):
                                          1996                 1995
                                  ------------------   ------------------
                                  Holding              Holding
                                  Company     Bank     Company     Bank
                                  -------     ----     -------     ----

Regulatory Capital:
 Shareholders' equity             $36,748   $37,489    $33,834   $34,690
 Goodwill and other intangibles      (139)     (139)      (208)     (208)
 Net unrealized securities gains     (424)     (424)    (1,405)   (1,405)
                                   ------    ------     ------    ------
   Tier I risk-based capital       36,185    36,926     32,221    33,077
 Eligible allowance for loan
  losses                            2,686     2,686      2,644     2,644
                                   ------    ------     ------    ------
     Total risk-based capital     $38,871   $39,612    $34,865   $35,721
                                   ======    ======     ======    ======
Capital Ratios:
 Total risk-based                   14.06%    14.33%     14.02%    14.36%
 Tier I risk-based                  13.09     13.36      12.96     13.30
 Tier I leverage                     9.53      9.72       9.00      9.24


The minimum regulatory capital ratios are 8% for total risk-based, 4% for Tier I risk-based, and 3% for leverage. For various regulatory purposes, institutions are classified into categories based upon capital adequacy. The highest "well capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier I risk-based, and 5% for leverage. At December 31, 1996, the Holding Company and the Bank were classified as well capitalized.

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank. In 1996 and 1995, the Bank's average reserve balances were $1,832,000 and $813,000, respectively.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for InterCounty Bancshares, Inc. (parent company only) follows (thousands):

Condensed Balance Sheets
December 31
                                                             1996        1995
Assets:
Cash                                                      $     2     $    52
Investment in subsidiary                                   37,488      34,690
Other assets                                                  218         107
                                                           ------      ------
   Total assets                                           $37,708     $34,849
                                                           ======      ======
Liabilities:
Long-term debt                                            $   755     $   862
Other liabilities                                             205         153
                                                           ------      ------
   Total liabilities                                          960       1,015

Shareholders' equity                                       36,748      33,834
                                                           ------      ------
   Total liabilities and
    shareholders' equity                                  $37,708     $34,849
                                                           ======      ======

Condensed Statements of Income
Years ended December 31
                                               1996          1995        1994

Income:
Dividends from subsidiary                    $1,115        $  568      $  542
                                              -----         -----       -----
Expenses:
Interest on long-term debt                       72            88          78
Other expense                                    35            34           2
                                              -----         -----       -----
Total expense                                   107           122          80
                                              -----         -----       -----
Income before income tax benefit and
 equity in undistributed income of
 subsidiary                                   1,008           446         462

Income tax benefit                                2            11           -
Equity in undistributed income of
 subsidiary                                   3,852         3,568       1,733
                                              -----         -----       -----
Net income                                   $4,862        $4,025      $2,195
                                              =====         =====       =====

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION  (Continued)

Condensed Statements of Cash Flows
Years ended December 31   (thousands)
                                                  1996       1995       1994

Cash flows from operating activities:
 Net income                                    $ 4,862    $ 4,025    $ 2,195
 Adjustments for non-cash items-
   Equity in undistributed income
    of subsidiary                               (3,852)    (3,568)    (1,733)
   Payment of interest on long-term debt
    by subsidiary                                   72         87         78
   (Increase) decrease in other assets            (111)        17       (124)
   Provision for deferred taxes                     (2)       (11)         -
   Release of earned ESOP shares                    25         27          -
                                                 -----      -----      -----
Net cash provided by operating activities          994        577        416
                                                 -----      -----      -----

Cash flows from financing activities:
 Cash dividends paid                              (795)      (549)      (417)
 Payments to acquire treasury shares              (249)      (103)        (9)
 Proceeds from stock options exercised               6        120         14
 Other, net                                         (6)         -          -
                                                 -----      -----      -----
Net cash used in financing activities           (1,044)      (532)      (412)
                                                 -----      -----      -----
Net change in cash                                 (50)        45          4
Cash at beginning of year                           52          7          3
                                                 -----      -----      -----
Cash at end of year                             $    2     $   52     $    7
                                                 =====      =====      =====

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

                              BOARD OF DIRECTORS

Election of Directors

The Articles of Incorporation of InterCounty provide for a Board of Directors consisting of not less than seven nor more than eleven directors, such number to be fixed or changed by the Board of Directors or the shareholders. The Board of Directors currently consists of nine directors divided into two classes. Each class serves for a two-year period. Each of the directors of InterCounty is also a director of the Bank.

The Board of Directors proposes the election of the following persons to terms which will expire in 1999:
                                    Position(s)              Director
Name                     Age(1)       Held                    Since
----                     ------     -----------              --------

S. Craig Beam              45       Director                   1990
James W. Foland            75       Director and Secretary     1983
B. Anthony Williams        62       Director and Chairman
                                     of the Board              1981
Darleen M. Myers           64       Director                   1995
Robert A. Raizk            42       Director                   1995
______________________

(1)  As of February 28, 1997.

If any nominee is unable to stand for election, the Proxies will be voted for such substitute as the Board of Directors recommends.

The following directors will continue to serve after the Annual Meeting for the terms indicated:
                             Position(s)                Director      Term
Name                Age(1)      Held                     Since       Expires
----                ------   -----------                --------     -------

George F. Bush        61     Director                     1988        1998

Charles L. Dehner     49     Director and Executive
                             Vice President of Inter-
                             County and the Bank  and
                             Treasurer of InterCounty     1989        1998

Georgia H. Miller     59     Director                     1990        1998

Timothy L. Smith      46     Director, Chief Executive
                             Officer and President of
                             InterCounty and the Bank     1989        1998

(1)  As of February 28, 1997.

S. Craig Beam has been the President of Melvin Stone Company since 1989 and served as General Manager before being elected President. Mr. Beam is also the President of MC Trucking and a Trustee of Wilmington College.

James W. Foland, the Secretary of InterCounty, was employed by the Bank from 1956 until his retirement as Senior Vice President in 1983.

B. Anthony Williams has been Chairman of the Board of InterCounty since 1986. Mr. Williams is also self-employed in agribusiness.

Darleen M. Myers is a Clinton County Commissioner. From 1993 to 1994, Ms. Myers served as the Director of the Rainbow Village Child Day Care Center, and from 1976 to 1993, she was an Extension Agent for The Ohio Cooperative Extension Services.

Robert A. Raizk has been the President and Chief Executive Officer of The Wilmington Iron & Metal Co., Inc., since August 1990. From 1985 to 1990, Mr. Raizk was a commercial real estate broker with The Tipton Group, Inc.

George F. Bush has been the President and owner of Bush Auto Place, Inc., since 1970 and Bush Leasing, Inc., since 1971. Mr. Bush is also a member of the Clinton Memorial Hospital Board of Directors.

Charles L. Dehner has been the Executive Vice President of InterCounty since 1993, Treasurer of InterCounty since 1984 and Executive Vice President of the Bank since 1991. Mr. Dehner was Senior Vice President and Controller of the Bank from 1988 to 1991.

Georgia H. Miller, formerly Manager of Volunteer Services and Patient Representative for Clinton Memorial Hospital, retired in 1993. Ms. Miller serves as a volunteer for Clinton Memorial Hospital and Auxiliary and is a guardian ad litem for the Juvenile Court of Clinton County. Ms. Miller is also a member of the Board of Habitat for Humanity.

Timothy L. Smith has been the President and Chief Executive Officer of InterCounty and the Bank since 1989. From July 1988 until October 1989, Mr. Smith was a Senior Vice President and Senior Loan Officer of the Bank. He is also Chairperson of Chatfield College.

                             EXECUTIVE OFFICERS

The only executive officers of InterCounty are Messrs. Dehner, Foland, Smith and Williams.

In addition to Mr. Smith and Mr. Dehner, the following persons are executive officers of the Bank and may be deemed to participate in policy making for
InterCounty:

Name                     Age(1)    Positions Held During Last Five Years
----                     ------    -------------------------------------

Andrew J. McCreanor        47      Senior Vice President, Director of
                                   Marketing and Customer Service; formerly
                                   Vice President, Branch Administrator

R. James Parker            58      Executive Vice President, Senior Loan
                                   Officer; prior to October 1991, Executive
                                   Vice President of Bank One of Cincinnati

Walter H. Rowsey           48      Senior Vice President, Branch
                                   Administrator; formerly Vice President,
                                   Loan Division Manager

Howard T. Witherby         41      Senior Vice President, Operations
                                   Division Manager; formerly Vice President

______________________________

(1)  As of February 28, 1997.


             SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the federal securities laws, InterCounty's directors and executive officers and persons holding more than ten percent (10%) of the common shares of InterCounty are required to report their ownership of common shares and changes in such ownership to the Securities and Exchange Commission (the "SEC") and InterCounty. The SEC has established specific due dates for such reports. Based upon a review of such reports, InterCounty must disclose any failures to file such reports timely in Proxy Statements used in connection with annual meetings of shareholders. The ESOP failed to timely file three reports over the last three years, and Messrs. Beam and Raizk filed Forms 4 late in 1996.

Item 11.  Executive Compensation

The following table presents certain information regarding the cash compensation received by the chief executive officer of InterCounty and the Bank and each executive officer of InterCounty or the Bank whose cash compensation exceeded $100,000 during the fiscal years ended December 31, 1996, 1995 and 1994:

                                     SUMMARY COMPENSATION TABLE

                                        Annual Compensation(1)
                        -----------------------------------------------------
Name and                                                      Other Annual
Principal Position        Year      Salary($)    Bonus($)     Compensation($)
------------------      -----------------------------------------------------

Timothy L. Smith          1996     $167,374(2)   $67,697          $400(5)
Chief Executive Officer,  1995      156,000(3)    43,036           401(5)
President of              1994      138,000(4)    56,169           559(5)
InterCounty and Bank

Charles L. Dehner         1996      117,459(2)    35,257           520(5)
Treasurer,                1995      109,795(9)    27,513           521(5)
Executive Vice            1994      104,125(4)    29,290           521(5)
President of InterCounty,
Executive Vice President
of Bank

R. James Parker           1996      110,834       35,917           685(5)
Executive Vice            1995      105,545       28,081           685(5)
President, Senior Loan    1994      101,125       31,844           685(5)
Officer of Bank

                                     Long-Term Compensation
                                             Awards
                                  -----------------------------
                                  Restricted      Securities
Name and                            Stock         Underlying      All other
Principal Position        Year    Award(s)($)   Options/SARs(#)  Compensation
------------------      -----------------------------------------------------

Timothy L. Smith          1996        -0-           -0-/-0-       $ 1,426(6)
Chief Executive Officer,  1995        -0-         5,000/-0-        27,148(7)
President of              1994        -0-         3,253/-0-        21,007(8)
InterCounty and Bank

Charles L. Dehner         1996        -0-           -0-/-0-         1,644(6)
Treasurer,                1995        -0-         3,500/-0-        24,387(7)
Executive Vice            1994        -0-           -0-/-0-        18,729(8)
President of InterCounty,
Executive Vice President
of Bank

R. James Parker           1996        -0-           -0-/-0-         3,048(6)
Executive Vice            1995        -0-         3,500/-0-        21,322(7)
President, Senior Loan    1994        -0-           -0-/-0-        17,211(8)
Officer of Bank


(1) Cash compensation does not include amounts attributable to other miscellaneous benefits received by executive officers. The cost to InterCounty and the Bank of providing such benefits to each of the executive officers listed above during the years ended December 31, 1996, 1995 and 1994, was less than 10% of the officer's cash compensation, and such cost for all executive officers as a group was less than 10% of the group's aggregate cash compensation.

(2)  Includes $6,625 of director's fees.

(3)  Includes $4,500 of director's fees.

(4)  Includes $3,000 of director's fees.

(5) Consists of amounts reimbursed to such executive officers for taxes paid on whole life insurance premiums paid for the benefit of such executive officers.

(6) Consists of premiums paid on whole life insurance for the benefit of the officer. At the latest practicable date, the number of shares to be allocated to the accounts of the ESOP participants for 1996 had not yet been determined.

(7) Consists of premiums paid in the amount of $1,426, $1,644 and $3,048 paid on whole life insurance for the benefit of Messrs. Smith, Dehner and Parker, respectively, and $25,722, $22,743, and $18,274 representing the aggregate value at the date of allocation of 967, 855 and 687 shares allocated to the ESOP accounts of Messrs. Smith, Dehner and Parker, respectively.

(8) Consists of premiums in the amount of $1,426, $1,644 and $3,048 paid on whole life insurance for the benefit of Messrs. Smith, Dehner and Parker, respectively, and $19,581, $17,085 and $14,163 representing the aggregate value at the date of allocation of 918, 801 and 644 shares, respectively, allocated to the ESOP accounts of Messrs. Smith, Dehner and Parker, respectively.

(9)  Includes $4,250 of director's fees.

The following table sets forth information regarding the number and value of unexercised options held at December 31, 1996, by the persons named in the Summary Compensation Table:

                  Aggregated Option/SAR Exercises In Last Fiscal Year
                           and 12/31/96 Option/SAR Values

                                                                       Value of
                                             Number of Securities     Unexercised
                                            Underlying Unexercised   In-the-Money
                                                Options/SARs         Options/SARs
                                                at 12/31/96(#)       at 12/31/96(1)
                  Shares Acquired   Value
                    on Exercise    Realized     Exercisable          Exercisable/
Name                    (#)          ($)       /Unexercisable       Unexercisable
----              ------------------------------------------------------------------

Timothy L. Smith        -0-          -0-        24,702/11,551      $377,314/119,520
Charles L. Dehner       -0-          -0-        17,500/7,000       $275,011/  77,284
R. James Parker         -0-          -0-         2,800/4,200         $31,948/ 28,882
_____________________________

(1) An option is "in-the-money" if the fair market value of the underlying stock exceeds the exercise price of the option. The figure represents the value of such options, determined by multiplying the number of unexercised options by the difference between the exercise price and the fair market value of InterCounty's common shares on December 31, 1996, of $27.25 per share for InterCounty's common shares at December 31, 1996. No established market for InterCounty's common shares existed at December 31, 1996, InterCounty's common shares are not traded on any securities exchange and the prices at which its shares are traded are not quoted by a national quotation service.

Defined Benefit Plan

InterCounty sponsors a defined benefit pension plan (the "Pension Plan") covering all employees age 21 or older who have completed at least one year of service to InterCounty.

Due to an amendment of the Pension Plan in 1989, the retirement benefit payable upon retirement at or after age 65 depends upon whether the employee had credited service with InterCounty or the Bank before September 30, 1989. If the employee had no credited service before September 30, 1989, the annual retirement benefit will be equal to (1) 1.25% of annual compensation for each plan year in which the employee was a participant in the Pension Plan and was credited with a year of service, plus (2) for each plan year in which the participant was credited with a year of service, 0.55% of that portion of the employee's annual compensation that was above the employee's "Social Security Covered Compensation," which is based upon the Social Security Taxable Wage Base published by the federal government and which is changed annually.

If the employee had credited service before September 30, 1989, the annual retirement benefit will be equal to (1) an amount determined by applying the above formula for years of service after September 30, 1989; plus (2) the greater of (a) 60% of the employee's average monthly compensation for the five calendar years in which the employee's compensation was its highest preceding the employee's 65th birthday or September 30, 1989 (whichever is earlier), less 50% of the employee's primary Social Security benefits payable under Title II of the Federal Social Security Act, the difference of which is reduced proportionately for the number of years less than 30 that the employee worked; or (b) 1.5% of the employee's average monthly compensation for the three calendar years in which the employee's compensation was its highest preceding the employee's 65th birthday or September 30, 1989 (whichever is earlier); provided, however, that in making such computation in this clause
(b), the employee's compensation for any calendar year after 1980 will not exceed the employee's 1980 calendar year compensation.

Under either formula, the credited years of service will be limited to 30. In addition, for plan years beginning in 1987 through 1993, the term
"compensation" means all compensation paid or accrued up to $200,000 per year, as adjusted for cost of living increases, and for years after 1993, "compensation" includes all compensation paid or accrued up to $150,000, as adjusted annually for cost of living increases.

The estimated annual benefit payable at age 65 pursuant to the Pension Plan to each of Messrs. Smith, Dehner and Parker is $66,041, $52,736 and $27,003, respectively.

Director Compensation

InterCounty does not pay director's fees. Each director of InterCounty who is not a full-time employee of the Bank currently receives for services as a director of the Bank a fee of $5,500 per year and $500 for each meeting of the Board of Directors attended. Directors of the Bank who are full-time employees of the Bank receive $3,000 per year and $375 for each meeting of the Board of Directors attended.

Compensation Committee Report

InterCounty Bancshares, Inc. (the "Company"), is a bank holding company which directly owns all of the outstanding capital stock of The National Bank and Trust Company (the "Bank"). The Company's business consists primarily of the business of the Bank. The financial results of the Company depend primarily upon the Bank's financial results.

The Compensation Committee of the Board of Directors of the Bank (the "Committee") is composed exclusively of non-employee directors. The Committee's philosophy is to tie executive compensation to the achievement of the Bank's goals and the resulting performance of the Company. The Committee reviews executive performance and compensation and makes recommendations to the full Board of Directors of the Bank for approval.

The Committee's goal is to accomplish the following specific objectives through the use of base salary and incentive plans:

(1) Motivate personnel to perform and succeed according to the goals outlined in the Bank's annual business plan;
(2)  Retain key personnel critical to the long-term success of the Bank; and
(3) Utilize incentive plans, such as stock options, that reward executives for corporate success and align the interests of management with those of the shareholders;

Base Salary. Base Salary is the foundation of the Bank's compensation program, providing income on which the executive can rely, but which is not so large as to eliminate the executive's motivation to work hard to increase shareholder value. An executive's base salary is directly related to his or her position, job responsibilities, performance and contribution to the Bank's success. The Committee reviews peer group information with respect to compensation and company performance on a regional and national basis to ensure salaries are competitive and in line with the industry.

Incentive Plan. The Bank also has an incentive compensation plan pursuant to which awards are based on the Bank's achievement of predetermined goals relating to return on average equity and return on average assets, and on the participant's achievement of goals relating to his or her individual contributions to the Bank. Threshold, target and maximum goals for corporate performance are generally established at the beginning of each fiscal year.

All awards are established as a percentage of each participant's base salary. Awards differ due to the contribution of the individual to the Bank's success. Participants (except the Chief Executive Officer) earn awards by achieving individual goals and assisting in achieving the Bank's goals. The more control and influence a participant has on either individual goals or Bank goals, the greater the participant's weighting on that particular factor. The Chief Executive Officer's incentive plan awards are based solely on the achievement of the Bank's goals.

If individual goals are achieved but the Bank fails to achieve its goals, no incentive award will be made to any participant.

Stock Options. The Committee annually reviews the appropriateness of granting stock options to senior management. The purposes of this long-term incentive compensation are to provide an incentive to officers and key employees to promote the success of the business and thereby increase shareholder value, and to attract and retain the best available personnel. The Committee grants options based on an individual's performance and contribution to the Bank's success. All options granted to date have a term of 10 years and may be first exercised to the extent of one-fifth each year for the first five years after the date of grant.

CEO Compensation. Timothy L. Smith has been the President and the Chief Executive Officer ("CEO") of the Company since October 1989. The Committee used the executive compensation policy described above to determine Mr. Smith's compensation.

In setting the base salary, cash incentive award and amount of stock options, the Committee made an overall assessment of Mr. Smith's leadership in achieving the Bank's long-term strategic and business goals. The Bank achieved its corporate goals, including those related to return on equity and return on assets, and Mr. Smith was determined to have contributed substantially to the Bank's success.

Compensation Committee

S. Craig Beam
Georgia H. Miller
George F. Bush
Darleen M. Myers
James W. Foland
Robert A. Raizk

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Bank has a Compensation Committee whose members are Messrs. Beam, Bush, Foland and Raizk and Mmes. Myers and Miller. None of such persons are employees of the Bank or InterCounty.

Performance Graph

The following line graph compares the yearly percentage change in InterCounty's cumulative total shareholder return against the cumulative return of a broad index of The Nasdaq National Market and an index of banks with total assets of $250 million to $500 million. The graph assumes the investment of $100 on November 30, 1993. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of InterCounty's common shares at the end and at the beginning of the measurement period; by (ii) the price of InterCounty's common shares at the beginning of the measurement period.

                [Performance Graph Represented by the Following Chart]

                                    Period Ending

                 11/30/93  6/30/94  12/31/94  6/30/95  12/31/95  6/30/96  12/31/96
                 --------  -------  --------  -------  --------  -------  --------

InterCounty
 Bancshares, Inc.  100.00   100.62    123.63   127.20    129.59   161.85    148.49
NASDAQ-Total U.S.  100.00    93.86    100.47   125.28    142.08   160.88    174.76
SNL Banks
 ($250M to $500M)
 Index             100.00   110.16    109.04   124.40    147.16   162.96    191.08


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the only persons known to InterCounty to own beneficially more than five percent of InterCounty's outstanding common shares as of February 28, 1997:

                                                           Percent of
Name and Address              Amount Beneficially        Common Shares
of Beneficial Owner                Owned(1)               Outstanding
-------------------           -------------------        -------------

B. Anthony Williams(2)
6172 U. S. 22 East
Wilmington, Ohio  45177           224,098(2)                 14.5%

Brooke A. Williams
148 E. 30th Street
Apartment 5D
New York, New York 10016           85,621                     5.6%

Dana L. Williams
General Delivery
Telluride, Colorado 81435          86,228                     5.6%

Lynn A. Williams
524 N. 27th Street
Richmond, Virginia 23223           85,449                     5.5%

Beth Ellingwood
325 W. Sixth Street
Columbus, Ohio  43201              84,441                     5.5%

Wilmington College
Fife Avenue
Wilmington, Ohio  45177            83,632                     5.4%

The National Bank and
 Trust Company and
 InterCounty Bancshares, Inc.
Employee Stock Ownership Plan(3)
48 N. South Street
Wilmington, Ohio  45177           354,852(3)                 23%
_____________________________

(1) Except as indicated for the shares held by the InterCounty Bancshares, Inc. Employee Stock Ownership Plan (the "ESOP"), the beneficial owner has sole voting and dispositive power.

(2) B. Anthony Williams is a director of InterCounty and The National Bank and Trust Company (the "Bank").

(3) Such shares are held by the Bank as Trustee for the ESOP. Pursuant to the ESOP, the Bank, as Trustee, has the power to vote in its sole discretion all ESOP shares that have not been allocated to the accounts of participants. At February 28, 1997, 95,087 shares had not been allocated. The Trustee may dispose of shares held in the ESOP Trust only under limited circumstances specified in the ESOP.

The following table sets forth certain information with respect to the number of common shares of InterCounty beneficially owned by each director of InterCounty and each executive officer of InterCounty whose cash compensation during 1996 exceeded $100,000 and by all directors and executive officers of InterCounty as a group as of February 28, 1997:

                           Amount and Nature of
                           Beneficial Ownership
                    ------------------------------------
                    Sole Voting and    Shared Voting and   Percent of Common
Name                Investment Power   Investment Power    Shares Outstanding
----                ------------------------------------   ------------------

S. Craig Beam              891                3,002                 .3%
George F. Bush           2,655                   -0-                .2%
Charles L. Dehner       30,202(1)            14,105(2)             2.9%
James W. Foland          7,105                   -0-                .5%
Georgia H. Miller          498                   -0-                 -%
Darleen M. Myers         4,234                   -0-                .3%
Robert A. Raizk          2,260                   -0-                .1%
Timothy L. Smith        40,683(3)            16,596(4)             3.7%
B. Anthony Williams    224,098                   -0-              14.5%
R. James Parker          5,894(5)             2,940(6)              .6%
All directors and
 officers of
 InterCounty as a
 group (13 persons)    328,237(7)            60,118(8)            21.3%

_______________________________

(1) Includes 21,700 shares that may be acquired currently upon the exercise of options.

(2) Consists of shares allocated to Mr. Dehner's ESOP account, with respect to which Mr. Dehner has voting but not investment power.

(3) Includes 30,302 shares that may be acquired currently upon the exercise of options.

(4) Consists of shares allocated to Mr. Smith's ESOP account, with respect to which Mr. Smith has voting but not investment power.

(5) Includes 3,500 shares that may be acquired currently upon the exercise of options.

(6) Consists of shares allocated to Mr. Parker's ESOP account, with respect to which Mr. Parker has voting but not investment power.

(7) Includes 5,611 shares owned with sole voting and investment power by four executive officers of the Bank, including Mr. Parker, who may be deemed to perform policy making functions for InterCounty and 10,320 shares that may be acquired currently by such persons upon the exercise of options.

(8) Includes 482 shares with respect to which the four executive officers share voting and investment power and 26,418 shares allocated to the ESOP accounts of such persons, with respect to which such persons have voting power.

Item 13.  Certain Relationships and Related Transactions


The Bank occasionally makes loans of various types to directors, officers and employees of the Bank. Any of such loans outstanding during the last two years were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other Bank customers and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       (1) Financial Statements - See Index to Consolidated Financial
               Statements on page 47 of this Form 10-K.

          (2) Financial Statement Schedules - None

          (3) Exhibits - See Exhibit Index at page 86 of this Form 10-K.


(b)       No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION


11      Articles of Incorporation of
         InterCounty Bancshares,Inc.    Incorporated by reference to the
                                        Registration Statement on Form S-1
                                        filed by InterCounty on July 2, 1993
                                        (the "S-1") with the  Securities and
                                        Exchange Commission (the "SEC"),
                                        Exhibit 3.1 (Registration No. 33-
                                        65608).

3.3      Code of Regulations of
         InterCounty Bancshares, Inc.   Incorporated by reference to the S-1,
                                        Exhibit 3.2.

10.1     InterCounty Bancshares, Inc.
         1993 Stock Option Plan         Incorporated by reference to Exhibit
                                        10.1 to the Registrant's Annual Report
                                        on Form 10-K for the year ended
                                        December 31, 1993.

10.2     InterCounty Bancshares, Inc.
         Non-qualified Stock Option
         Plan                           Incorporated by reference to the S-1,
                                        Exhibit 10.1.

10.3     The National Bank and Trust
         Company Recognition
         and Retention Plan             Incorporated by reference to
                                        Amendment No. 1 to the Form S-1
                                        filed by InterCounty with the SEC on
                                        October 12, 1993, Exhibit 10.3.

11       Computation of Consolidated
         Earnings Per Common Share
         for the Years Ended
         December 31, 1996, 1995 and
         1994

21       Subsidiary of InterCounty
         Bancshares, Inc.

23       Consent of Independent Certified
         Public Accountants

27       Financial Data Schedule

99       Safe Harbor Under the Private
         Securities Litigation Reform
         Act of 1995

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    InterCounty Bancshares, Inc.

                                    By  /s/ Timothy L. Smith
                                    -------------------------
                                        Timothy L. Smith
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By   /s/ Charles L. Dehner          By  /s/ B. Anthony Williams
----------------------------        ------------------------------
    Charles L. Dehner                   B. Anthony Williams
    Executive Vice President,           Chairman of the Board and a Director
    Treasurer and a Director
    (Principal Accounting Officer)

Date   March 18, 1997               Date   March 18, 1997

By   /s/ James W. Foland            By    /s/ Timothy L. Smith
---------------------------         ------------------------------
    James W. Foland                     Timothy L. Smith
    Secretary and a Director            President, Chief Executive Officer
                                        and a Director

Date  March 18, 1997                Date   March 18, 1997

By   /s/ S. Craig Beam              By   /s/ George F. Bush
---------------------------         ------------------------------
    S. Craig Beam                       George F. Bush
    Director                            Director

Date   March 18, 1997               Date   March 18, 1997

By   /s/ Georgia H. Miller          By   /s/ Robert A. Raizk
---------------------------         ------------------------------
    Georgia H. Miller                   Robert A. Raizk
    Director                            Director

Date   March 18, 1997               Date   March 18, 1997

By   /s/ Darleen M. Myers
---------------------------
    Darleen M. Myers
    Director

Date   March 18, 1997

                                Exhibit 11

                         InterCounty Bancshares, Inc.
            Computation of Consolidated Earnings Per Common Share
                For the Years Ended December 31, 1996, 1995 and 1994
               (In thousands, except shares and per share data)

                                           1996        1995        1994

Net income                           $    4,862  $    4,025  $    2,195

Weighted average shares:
     Common shares issued             1,544,954   1,547,743   1,546,744
     Unreleased common shares
      held by ESOP                       14,458      16,921      19,428
                                      ---------   ---------   ---------
     Common shares outstanding        1,530,496   1,530,822   1,527,316

Add -common equivalent shares
      representing shares issuable
      upon exercise of employee
      stock options                      27,932      27,932      17,218
                                      ---------   ---------   ---------
Adjusted weighted average number
of shares outstanding used in
calculation of primary
earnings per common share             1,568,574   1,558,754   1,544,534

Add -incremental shares representing
     shares issuable upon exercise
     of employee stock options based
     on year-end estimated fair
     value  (a)                           3,673       6,819       2,772
                                      ---------   ---------   ---------
Adjusted weighted average number
of shares outstanding used in
calculation of fully diluted
earnings per common share             1,572,247   1,565,573   1,547,306
                                      =========   =========   =========

Earnings per common share                 $3.18      $ 2.63      $ 1.44
Primary earnings per common share          3.10        2.58        1.42
Fully diluted earnings per common
 share                                     3.09        2.57        1.42

(a) Since there is presently no active public trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or quotation service, fair value for earnings per common share purposes was assumed to be $27.25 and $24.00 at December 31, 1996 and 1995, respectively, and book value or $18.56 at December 31, 1994.

                               Exhibit 21

                        INTERCOUNTY BANCSHARES, INC.

                       SUBSIDIARIES OF THE REGISTRANT

                            At December 31, 1996




                                            STATE OF         PERCENTAGE
NAME OF CORPORATION                       INCORPORATION     OF OWNERSHIP
-------------------                       -------------     ------------

The National Bank & Trust Company             Ohio               100%

                                 EXHIBIT 23


             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of InterCounty Bancshares, Inc. on Form S-8, filed on March 23, 1995, of our report dated January 30, 1997, on the 1996 Consolidated Financial Statements of InterCounty Bancshares, Inc.



                                       /s/ J.D. Cloud & Co. P.L.L.



Cincinnati, Ohio
March 27, 1997

                                 EXHIBIT 99

Safe Harbor Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. InterCounty Bancshares, Inc. ("InterCounty") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in InterCounty's Annual Report on Form 10-K for fiscal year 1996 is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

Interest Rate Risk

InterCounty's operating results are dependent to a significant degree on its net interest income, which is the difference between interest income from loans, investments and other interest-earning assets and interest expense on deposits, borrowings and other interest-bearing liabilities. The interest income and interest expense of InterCounty change as the interest rates on interest-earning assets and interest-bearing liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond InterCounty's control. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect InterCounty's income.

Possible Inadequacy of the Allowance for Loan Losses

InterCounty maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem loans and changes in the composition of the loan portfolio. While the Board of Directors of InterCounty believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

Loans not secured by one- to four-family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of commercial loans and multifamily residential and nonresidential real estate loans generally depends upon the cash flow from the operation of the business or property, which may be negatively affected by national and local economic conditions. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans. In addition, the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

Competition

The National Bank and Trust Company (the "Bank") competes for deposits with other commercial banks, savings associations and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Bank competes with other commercial banks, savings and loan associations, savings banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. The size of financial institutions competing with the Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions.
Such increased competition may have an adverse effect upon the Bank.

Legislation and Regulation That May Adversely Affect InterCounty's Earnings

The Bank is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the "OCC"), special examination by the Board of Governors of the Federal Reserve System (the "FRB") and some regulation, oversight and special examination by the Federal Deposit Insurance Corporation (the "FDIC"). As a bank holding company, InterCounty is also subject to regulation and examination by the FRB. Such supervision and regulation of the Bank and InterCounty are intended primarily for the protection of depositors and not for the maximization of shareholder value and may affect the ability of the company to engage in various business activities. The assessments, filing fees and other costs associated with reports, examinations and other regulatory matters are significant and may have an adverse effect on InterCounty's net earnings.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance of members of the Bank Insurance fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under such system, assessments may vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined by reference to the institution's capital level and the FDIC's level of supervisory concern about the institution.

Because the reserves of the BIF exceeded the statutorily set minimum, assessments for healthy BIF institutions were significantly decreased in the last half of 1995 and were reduced to $2,000 per year for well-capitalized, well-managed banks, like the Bank, in 1996. Assessments paid by healthy institutions on deposits in the SAIF exceeded that paid by healthy banks by approximately $.23 per $100 in deposits in 1996.

Federal legislation that was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks were required to pay the special assessment on only 80% of SAIF deposits held at that date. That legislation also required that BIF members begin to share the cost of prior thrift failures. As a result of the recapitalization of the SAIF and this cost sharing between BIF and SAIF members, FDIC assessments for healthy institutions during 1997 have been set at $.013 per $100 in BIF deposits and $.064 per $100 in SAIF deposits. The recapitalization plan also provides for the merger of the BIF and the SAIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter. InterCounty cannot predict the impact of such legislation on InterCounty or the Bank until the legislation is enacted.