Form 10-Q
period 1997-03-31
INTERCOUNTY BANCSHARES INC
filed 1997-05-14
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 1997

                       Commission file number  0-23134

                          INTERCOUNTY BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                    31-1004998
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           Number)


           48 North South Street, Wilmington, Ohio          45177
           ----------------------------------------      ----------
           (Address of principal executive offices)      (Zip Code)

                                (513) 382-1441
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of May 1, 1997, was 1,547,238 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             March 31, 1997, December 31, 1996
             and March 31, 1996  . . . . . . . . . . . . . . . . . . . .1

            Consolidated Statements of Income -
             Three Months Ended March 31, 1997 and 1996. . . . . . . . .2

            Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1997 and 1996  . . . . . . . .3

            Notes to Consolidated Financial Statements . . . . . . . . .4


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . . 5-9


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .10

      Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .10

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .10

      Item 4.  Submission of Matters to a Vote of Security Holders . . .10

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .10

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .10

                           Part I - Financial Information
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                             CONSOLIDATED BALANCE SHEETS
               At March 31, 1997, December 31, 1996 and March 31, 1996
                                     (thousands)
                                      March 31,   December 31,    March 31,
                                        1997          1996          1996
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 13,781        11,005        15,108
 Federal funds sold                      2,962         1,016         9,555
                                       -------       -------       -------
   Total cash and cash equivalents      16,743        12,021        24,663

 Interest-bearing deposits in banks        124           126           133
 Securities available for sale, at
  market value                          88,110        81,368        80,690
 Securities held to maturity (market
  value-$7,458, $8,016, and $8,321)      7,018         7,463         7,566
                                       -------       -------       -------
   Total securities                     95,128        88,831        88,256

 Loans                                 270,118       269,282       246,694
   Less-allowance for loan losses        2,650         2,686         2,626
                                       -------       -------       -------
   Net loans                           267,468       266,596       244,068
 Premises and equipment                  9,160         8,653         8,090
 Earned income receivable                3,223         3,308         3,202
 Other assets                            2,315         1,072           566
                                       -------       -------       -------
       TOTAL ASSETS                   $394,161       380,607       368,978
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 34,589        35,731        34,523
 Savings, NOW, and money market
  deposits                             115,013       112,726       109,960
 Certificates $100,000 and over         22,363        18,788        18,988
 Other time deposits                   143,672       141,883       133,934
                                       -------       -------       -------
   Total deposits                      315,637       309,128       297,405
 Short-term borrowings                  37,503        31,113        33,807
 Long-term debt                            892           914         1,087
 Other liabilities                       2,953         2,704         2,576
                                       -------       -------       -------
   TOTAL LIABILITIES                   356,985       343,859       334,875
                                       -------       -------       -------
SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value, authorized
  3,000,000 shares; issued 1,909,475
  shares                                 1,000         1,000         1,000
 Surplus                                 7,380         7,246         7,228
 Net unrealized gain (loss) on
  securities available for sale           (110)          424           807
 Unearned ESOP shares, at cost            (731)         (732)         (844)
 Retained earnings                      32,723        31,869        28,725
 Treasury shares, at cost, 362,237
  shares at March 31, 1997; 369,436
  at December 31, 1996; 360,498 shares
  at March 31, 1996                     (3,086)       (3,059)       (2,813)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           37,176        36,748        34,103
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $394,161       380,607       368,978
                                       =======       =======       =======

(a) Financial information as of December 31, 1996, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (thousands)
                                     (unaudited)
                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
                                                       1997           1996
INTEREST INCOME:
 Interest and fees on loans                         $ 5,822          5,306
 Interest on securities available for sale -
  taxable                                             1,456          1,458
 Interest on securities held to maturity -
  non-taxable                                           152            157
 Interest on deposits in banks                            2              2
 Interest on federal funds sold                          12             38
                                                      -----          -----
     TOTAL INTEREST INCOME                            7,444          6,961
                                                      -----          -----
INTEREST EXPENSE:
 Interest on savings, NOW and money
  market deposits                                       793            703
 Interest on time certificates $100,000 and over        252            262
 Interest on other deposits                           2,030          1,948
 Interest on short-term borrowings                      456            437
 Interest on long-term debt                              19             21
                                                      -----          -----
     TOTAL INTEREST EXPENSE                           3,550          3,371
                                                      -----          -----
     NET INTEREST INCOME                              3,894          3,590
PROVISION FOR LOAN LOSSES                               200            150
                                                      -----          -----
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                       3,694          3,440
                                                      -----          -----
NON-INTEREST INCOME:
 Trust income                                           198            165
 Service charges on deposits                            286            241
 Other service charges and fees                          71             75
 Other                                                  161            148
                                                      -----          -----
     TOTAL NON-INTEREST INCOME                          716            629
                                                      -----          -----
NON-INTEREST EXPENSES:
 Salaries                                             1,164          1,051
 Pension and benefits                                   231            291
 Equipment                                              273            188
 Occupancy                                              171            148
 Deposit insurance                                        6             10
 State franchise tax                                    141            128
 Advertising                                             69             63
 Other                                                  692            669
                                                      -----          -----
     TOTAL NON-INTEREST EXPENSE                       2,747          2,548
                                                      -----          -----
     INCOME BEFORE INCOME TAX                         1,663          1,521
      INCOME TAX                                        517            444
                                                      -----          -----
     NET INCOME                                     $ 1,146          1,077
                                                      =====          =====


Earnings per common share                           $  0.75           0.70
Dividends declared per common share                 $  0.19           0.14
Average shares outstanding                        1,528,163      1,533,626

The accompanying notes to financial statements are an integral part of these statements.

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                            1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,146    1,077
  Adjustments for non-cash items -
   Depreciation and amortization                              231      160
   Provision for loan losses                                  200      150
   Net discount accretion of securities held for sale         (37)    (105)
   Net discount accretion of securities held to maturity      (30)     (25)
   Decrease in income receivable                               85       23
   Increase in other assets                                  (975)     (33)
   Decrease in interest payable                              (103)    (121)
   Increase in income taxes payable                           426      444
   Decrease in other accrued expenses                        (207)    (182)
   FHLB stock dividends                                       (54)       -
                                                           ------   ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES             682    1,388
                                                           ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in interest-bearing deposits in banks             2        -
 Proceeds from maturities of securities available
  for sale                                                  4,401    7,130
 Purchases of securities available for sale               (11,861)  (6,052)
 Proceeds from maturities of securities held to
  maturity                                                    525      650
 Net increase in loans                                     (1,072)  (4,355)
 Purchases of premises and equipment                         (722)    (728)
                                                           ------   ------
     NET CASH USED IN INVESTING ACTIVITIES                 (8,727)  (3,355)
                                                           ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                   6,510    5,902
 Repayment of capital lease obligation                        (22)     (21)
 Net increase in short-term borrowings                      6,390    2,697
 Cash dividends paid                                         (213)    (155)
 Proceeds from stock options exercised                        230        -
 Purchase of treasury shares                                 (128)       -
                                                           ------   ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             12,767    8,423
                                                           ------   ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                4,722    6,456

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           12,021   18,207
                                                           ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 16,743   24,663
                                                           ======   ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $  3,653    3,492
 Income taxes paid                                             93        -

The accompanying notes to financial statements are an integral part of these statements.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of operations and cash flows for the three month period ended
March 31, 1997, are not necessarily indicative of the results to be expected for the full year to end December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996 filed with the Commission.

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

                                                      Three Months Ended
                                                           March 31
                                                       1997         1996
        Weighted Average Shares:

          Common shares issued                      1,541,150    1,548,977
          Unreleased common shares
            held by ESOP                              (12,987)     (15,351)
                                                    ---------    ---------

          Common shares outstanding                 1,528,163    1,533,626
                                                    =========    =========

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY

RECENTLY ISSUED ACCOUNTING STANDARD
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996, encourages, but does not require, adoption of a fair-value-based accounting method for employee stock options. Management elected to continue to recognize compensation cost using the intrinsic-value-based method of accounting in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." However, the nature of the Company's stock options is such that the accounting treatment is the same under both pronouncements. Compensation cost is recorded during the service period of the optionees based on changes in the book value of the shares since at the election of the optionees, when the options are exercised, the Company is obligated to repurchase the shares at book value. If the Company's shares begin trading on an established market at greater than book value such that optionees will likely not elect to put the shares to the Company, the accrued compensation will be recognized as additional consideration for the stock issued.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of (SFAS) Statement No. 125," provides accounting and reporting standards to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. Generally, the new standards are first applicable to transactions occurring after December 31, 1997. Adoption of SFAS No. 125 is not expected to have a material effect on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS
Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent the Company's judgment as of the current date. The Company disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99 attached hereto, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net income for the first quarter of 1997 was $1,146,000, an increase of 6.4% from the $1,077,000 earned in the first quarter of 1996. The primary reasons for the increase in earnings were an 8.5% increase in net interest income and a 13.8% increase in non-interest income. This quarter also showed a 33% increase in provision for loan losses and a 7.8% increase in non-interest expense. Net income per share increased 7.1% to $.75 from $.70 for the first quarter of 1996.

Net interest income was $3.9 million, $304,000 above the first quarter of 1996. Average interest-earning assets increased $25.0 million (7.5%) to $360.9 million. The volume increase consisted primarily of an increase of $25.0 million in loans and $2.4 million in securities, and a decrease of $2.4 million in federal funds sold. The average yield increased from 8.34% to 8.37%. Average interest-bearing liabilities increased 8.1% to $311.5 million and their cost decreased to 4.62% from 4.71% in the first quarter of 1996. About half of the volume growth was in lower costing transaction accounts. Also, maturing fixed-rate certificates were repriced at lower current rates. As a result, net interest margin increased from 4.30% in the first quarter of 1996 to 4.38% in 1997.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

The provision for loan losses was increased to $200,000 for the first quarter of 1997, compared to $150,000 for the same period in 1996. The Bank has increased its provision to reflect slightly higher net charge-offs so far this year and growth in the loan portfolio. Net charge-offs for the first quarter of 1997 were .35% of average loans, compared to .07% for the prior year.

Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. The previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. All loans, except one-to four-family real estate, which are ten days delinquent are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. As of March 31, 1997, management knew of no significant loans not now disclosed that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):

                                       March 31    December 31     March 31
                                         1997         1996           1996
                                       --------    -----------     --------
Loans accounted for on
 non-accrual basis                        $689          535           400
Accruing loans which are
 past due 90 days or more                  100           90           182
Renegotiated loans                           -            -             -
                                           ---          ---           ---
     Total                                $789          625           582
                                           ===          ===           ===

The increase in non-accrual loans from December 31, 1996, is attributable to seven loans being placed on non-accrual totaling $283,000 and three loans totaling $130,000 were either reestablished to accrual status or charged-off. Most of these loans should be worked out by the end of the third quarter; three of these are anticipated to be long-term workouts. Management believes the value of the related collateral, if necessary to collect the principal outstanding, limits the Bank's exposure to a potential loss of less than $105,000, including costs of collection. See Exhibit 99 attached hereto, which is incorporated herein by reference.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

At March 31, 1997, the Bank's allowance for loan losses totaled $2.65 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

                                                  Three Months Ended
                                                        March 31
                                                    1997      1996
                                                  ------------------
Balance, beginning of period                       $2,686     2,644
Charge-offs:
 Commercial                                            46         7
 Residential real estate                                -         -
 Installment                                          166       178
 Credit Card                                           61        38
 Other                                                  -         -
                                                    -----     -----
     Total                                            273       223
                                                    -----     -----
Recoveries:
 Commercial                                             -         2
 Residential real estate                                -         -
 Installment                                           34        48
 Credit Card                                            3         5
 Other                                                  -         -
                                                    -----     -----
     Total                                             37        55
                                                    -----     -----
Net Charge-offs                                      (236)     (168)
Provision for loan losses                             200       150
                                                    -----     -----
Balance, end of period                             $2,650     2,626
                                                    =====     =====

Non-interest income was $716,000 for the first quarter 1997, an increase of 13.8% from the $629,000 earned in the first quarter of 1996. Most categories in this section have shown increases, although, increased trust income, deposit service charges, and ATM fees accounted for the majority of the improvement.

Non-interest expense increased 7.8% for the quarter over the same period in 1996. Salaries increased 10.6% for the quarter due mostly to an increase of
13.2 full-time equivalent employees. Benefits decreased 19.7% as a result of lower expense related to retirement and stock option plans. Equipment expenses increased 45.4% from last year as a result of our continued investment in current technology. Occupancy expense increased 15.7% for the quarter due to the main office renovation. State franchise tax has increased 9.9% due to the increase in Company capital on which it is based. Other expense has increased 3.4% from the first quarter of last year.

Performance ratios for the first quarter of 1997 included an annualized return on assets of 1.21%, and an annualized return on equity of 12.53%, compared to 1.22% and 12.61%, respectively, for the first quarter of 1996.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)


FINANCIAL CONDITION
Some of the changes that have occurred in InterCounty's financial condition during 1997 are as follows (in thousands):

                            March 31   December 31
                              1997        1996         Amount    Percent
                            --------   -----------     ------    -------
Loans                      $270,118     269,282           836        -
Securities                   95,128      88,831         6,297        7
Savings, NOW, MMDA
 deposits                   115,013     112,726         2,287        2
CD's $100,000 and over       22,363      18,788         3,575       19
Other time deposits         143,672     141,883         1,789        1
Short-term borrowings        37,503      31,113         6,390       21

The loan portfolio showed little change since year end in both balance and structure. The securities portfolio has increased because of additional purchases of U.S. Agency callable bonds that have been funded through a similar amount of short-term borrowing from Federal Home Loan Bank. The Bank continues to use this strategy on a limited basis to enhance earnings.
Deposit growth has occurred in interest-bearing transaction accounts and large certificates of deposit. Book value per share was $24.03 compared to $23.86 at December 31, 1996. Equity to assets was 9.43% compared to 9.66% at the end of last year.

Total assets grew 6.8% from the first quarter of 1996, to a total of $394.2 million. Total loans increased to $270.1 million, an increase of 9.5%. Commercial and installment loans continue to provide the majority of the internal growth. Commercial loan average grew $15.1 million (17.6%), and installment loan average grew $9.3 million (13.0%). The securities portfolio average has grown 2.7% through the use of excess liquidity. Total deposits increased 6.1% to $315.6 million. Non-interest bearing deposits remained about the same as last year. Average interest-bearing liabilities grew $23.3 million, or 8.1%. Average interest-bearing transaction accounts increased $12.3 million (18.6%), and average retail certificates increased $11.2 million (8.5%). Total equity increased 9.0% to $37.2 million at March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawal. InterCounty manages liquidity on both the asset and liability side of the balance sheet. The loan to total funds ratio at March 31, 1997 was 76%, compared to 74% for the same date in 1996. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 44% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" portfolio could be sold if necessary for liquidity purposes. Also a stable deposit base, consisting of 94% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 1997, InterCounty had a total risk-based capital ratio of 14.23%, a Tier 1 risk-based capital ratio of 13.29%, and a Tier 1 leverage ratio of 9.43%.



Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not yet required.

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

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not
         Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three Months Ended
                                       March 31, 1997 and 1996

           27                          Financial Data Schedule for
                                       the Three Months Ended
                                       March 31, 1997.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. The Company was not required to file Form 8-K during the quarter ended March 31, 1997.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant


Date:      May 14, 1997              Charles L. Dehner
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer