Form 10-Q
period 1997-06-30
INTERCOUNTY BANCSHARES INC
filed 1997-08-12
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 1997

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of August 1, 1997, was 1,545,738 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             June 30, 1997, December 31, 1996
             and June 30, 1996  . . . . . . . . . . . . . . . . . . . .1

            Consolidated Statements of Income -
             Six Months Ended June 30, 1997 and 1996. . . . . . . . . .2

            Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1997 and 1996  . . . . . . . . .3

            Notes to Consolidated Financial Statements . . . . . . . . 4


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . .5-11


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . 12-13

      Item 2.  Changes in Securities . . . . . . . . . . . . . . . . 12-13

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . 12-13

      Item 4.  Submission of Matters to a Vote of Security Holders . 12-13

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . 12-13

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 12-13

                           Part I - Financial Information
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                             CONSOLIDATED BALANCE SHEETS
               At June 30, 1997, December 31, 1996 and June 30, 1996
                                     (thousands)
                                      June 30,    December 31,    June 30,
                                        1997          1996          1996
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 16,919        11,005        13,850
 Federal funds sold                      2,962         1,016             -
                                       -------       -------       -------
   Total cash and cash equivalents      19,881        12,021        13,850

 Interest-bearing deposits in banks         26           126           135

 Securities available for sale, at
  market value                          97,686        81,368        75,465
 Securities held to maturity (market
  value-$7,457, $8,016, and $8,214)      7,054         7,463         7,531
                                       -------       -------       -------
   Total securities                    104,740        88,831        82,996

 Loans                                 278,227       269,282       259,432
   Less-allowance for loan losses        2,667         2,686         2,647
                                       -------       -------       -------
   Net loans                           275,560       266,596       256,785
 Premises and equipment                  9,387         8,653         8,322
 Earned income receivable                3,436         3,308         3,064
 Other assets                            1,378         1,072         2,036
                                       -------       -------       -------
       TOTAL ASSETS                   $414,408       380,607       367,188
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 34,022        35,731        36,085
 Savings, NOW, and money market
  deposits                             115,194       112,726       107,222
 Certificates $100,000 and over         26,658        18,788        19,740
 Other time deposits                   146,586       141,883       134,649
                                       -------       -------       -------
   Total deposits                      322,460       309,128       297,696
 Short-term borrowings                  49,728        31,113        31,258
 Long-term debt                            869           914         1,065
 Other liabilities                       2,759         2,704         2,576
                                       -------       -------       -------
   TOTAL LIABILITIES                   375,816       343,859       332,595
                                       -------       -------       -------
SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value, authorized
  3,000,000 shares; issued 1,909,475
  shares                                 1,000         1,000         1,000
 Surplus                                 7,385         7,246         7,236
 Net unrealized gain on securities
  available for sale                       390           424           281
 Unearned ESOP shares, at cost            (730)         (732)         (843)
 Retained earnings                      33,633        31,869        29,729
 Treasury shares, at cost, 362,237
  shares at June 30, 1997; 369,436
  at December 31, 1996; 360,079 shares
  at June 30, 1996                      (3,086)       (3,059)       (2,810)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           38,592        36,748        34,593
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $414,408       380,607       367,188
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

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (thousands)
                                     (unaudited)
                                      Three Months Ended   Six Months Ended
                                            June 30            June 30
                                      ------------------   ----------------
                                      1997        1996      1997       1996
INTEREST INCOME:
 Interest and fees on loans         $ 5,964      5,440     11,785     10,746
 Interest on securities
  available for sale - taxable        1,732      1,413      3,188      2,871
 Interest on securities held
  to maturity - non-taxable             147        156        299        313
 Interest on deposits in banks            1          3          3          5
 Interest on federal funds sold          23         25         35         63
                                      -----      -----     ------     ------
     TOTAL INTEREST INCOME            7,867      7,037     15,310     13,998
                                      -----      -----     ------     ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                 812        728      1,605      1,431
 Interest on time certificates
  $100,000 and over                     346        242        598        504
 Interest on other deposits           2,070      1,934      4,100      3,882
 Interest on short-term borrowings      611        410      1,067        847
 Interest on long-term debt              21         22         40         43
                                      -----      -----     ------     ------
     TOTAL INTEREST EXPENSE           3,860      3,336      7,410      6,707
                                      -----      -----     ------     ------
     NET INTEREST INCOME              4,007      3,701      7,900      7,291
PROVISION FOR LOAN LOSSES               200        150        400        300
                                      -----      -----     ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       3,807      3,551      7,500      6,991
                                      -----      -----     ------     ------
NON-INTEREST INCOME:
 Trust income                           216        174        414        339
 Service charges on deposits            326        275        612        516
 Other service charges and fees          67         76        138        151
 Securities gains                         -         86          -         86
 Other                                  162        117        323        265
                                      -----      -----     ------     ------
     TOTAL NON-INTEREST INCOME          771        728      1,487      1,357
                                      -----      -----     ------     ------
NON-INTEREST EXPENSES:
 Salaries                             1,195      1,049      2,357      2,100
 Pension and benefits                   258        156        492        447
 Equipment                              308        211        581        399
 Occupancy                              164        159        335        307
 Deposit insurance                       17          9         23         19
 State franchise tax                    141        118        281        246
 Advertising                             66         66        135        129
 Other                                  687        786      1,378      1,455
                                      -----      -----     ------     ------
     TOTAL NON-INTEREST EXPENSE       2,836      2,554      5,582      5,102
                                      -----      -----     ------     ------
     INCOME BEFORE INCOME TAX         1,742      1,725      3,405      3,246
      INCOME TAX                        541        506      1,058        950
                                      -----      -----     ------     ------
     NET INCOME                     $ 1,201      1,219      2,347      2,296
                                      =====      =====     ======     ======

Earnings per common share           $  0.78       0.79       1.53       1.50
Dividends declared per
 common share                       $  0.19       0.14       0.38       0.28
Average shares outstanding        1,534,814  1,534,468  1,531,506  1,534,047

The accompanying notes to financial statements are an integral part of these statements.

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Six Months Ended
                                                              June 30
                                                       ----------------------
                                                            1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 2,347     2,296
  Adjustments for non-cash items -
   Depreciation and amortization                             463       332
   Provision for loan losses                                 400       300
   Net discount accretion of securities held for sale        (72)     (166)
   Net discount accretion of securities held to maturity     (66)      (49)
   Net realized gains from sale of securities
    available for sale                                         -       (86)
   (Increase) decrease in income receivable                 (128)      161
   Increase in other assets                                 (310)   (1,263)
   Decrease in interest payable                              (56)     (166)
   (Decrease) increase in income taxes payable               (49)      312
   Increase in other accrued expenses                         34        18
   FHLB stock dividends                                     (111)     (102)
                                                           ------   ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           2,452    1,587
                                                           ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in interest-bearing
  deposits in banks                                           100       (2)
 Proceeds from maturities of securities available
  for sale                                                  8,256   10,907
 Proceeds from sale of securities available for sale            -    5,395
 Purchases of securities available for sale               (24,443) (10,548)
 Proceeds from maturities of securities held to
  maturity                                                    525      709
 Net increase in loans                                     (9,364) (17,222)
 Purchases of premises and equipment                       (1,166)  (1,115)
                                                           ------   ------
     NET CASH USED IN INVESTING ACTIVITIES                (26,092) (11,876)
                                                           ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  13,333    6,193
 Repayment of capital lease obligation                        (45)     (43)
 Net increase in short-term borrowings                     18,615      148
 Cash dividends paid                                         (505)    (372)
 Proceeds from stock options exercised                        230        6
 Purchase of treasury shares                                 (128)       -
                                                           ------   ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             31,500    5,932
                                                           ------   ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                7,860   (4,357)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           12,021   18,207
                                                           ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 19,881   13,850
                                                           ======   ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $  7,513    6,873
 Income taxes paid                                          1,109      638

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

Results of operations and cash flows for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year to end December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996 filed with the Commission.

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

                               Three Months Ended        Six Months Ended
                                    June 30                  June 30
                                1997         1996        1997       1996
 Weighted Average Shares:

  Common shares issued        1,547,238   1,549,224   1,544,211  1,549,100
  Unreleased common shares
   held by ESOP                 (12,424)    (14,756)    (12,705)   (15,053)
                              ---------   ---------   ---------  ---------

    Common shares
     outstanding              1,534,814   1,534,468   1,531,506  1,534,047
                              =========   =========   =========  =========

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

RESULTS OF OPERATIONS
Net income for the second quarter of 1997 was $1,201,000, a decrease of 1.4% from the $1,219,000 earned in the second quarter of 1996. Net income for the second quarter of 1996 included $86,000 in securities gains and $100,000 less in retirement plan expenses than the second quarter of 1997. During the second quarter of 1997, net interest income increased 8.3%, non-interest income excluding securities gains increased 20.2%, and non-interest expense increased 11.0% from the second quarter last year. This quarter also showed a 33% increase in provision for loan losses. Net income per share decreased 1.3% to $.78 from $.79 for the second quarter of 1996.

Net income for the first six months of 1997 was $2.35 million, an increase of 2.3% from the $2.30 million earned in the first six months of 1996.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

Net interest income for the second quarter of 1997 increased $306,000 over the second quarter of 1996. Average interest-earning assets during the second quarter of 1997 increased $38.1 million (11.1%) from the second quarter of 1996 to $379.9 million. The volume increase consisted primarily of $20.8 million in loans, and $17.7 million in securities. The average yield increased from 8.27% during the 1996 quarter to 8.30% during the 1997 quarter.

The average loan yield increased from 8.65% in the second quarter of 1996 to 8.75% in the second quarter of 1997. The average yield on securities decreased from 7.24% in 1996 to 7.18% in 1997.

Average interest-bearing liabilities during the second quarter of 1997 increased $37.3 million (12.7%) compared to the same quarter in 1996, to $330.1 million and their cost increased to 4.69% from 4.58% for the second quarter of 1996. Certificates of deposit $100,000 and over increased $6.8 million, and their cost rose from 5.30% to 5.51%. Borrowings from the Federal Home Loan Bank were increased $12.3 million from the second quarter of 1996 to the second quarter of 1997, and their cost increased from 5.73% to 5.82%. As a result, net interest margin decreased from 4.35% in the second quarter of 1996 to 4.23% in the second quarter of 1997.

Net interest income for the first half of 1997 increased $609,000 (8.4%) from the same period last year. Average interest-earning assets increased $31.6 million (9.3%) from the first six months of last year, and the yield on these increased from 8.70% to 8.76%. Average interest-bearing liabilities during the first half of 1997 increased $30.6 million (10.5%), while the cost increased from 4.64% to 4.66%. Net interest margin has averaged 4.29% in 1997 compared to 4.32% for the first six months of 1996.

The provision for loan losses was increased to $200,000 for the second quarter of 1997, compared to $150,000 for the same period in 1996. The Bank has increased its provision to reflect slightly higher net charge-offs so far this year and growth in the loan portfolio. Net charge-offs for the second quarter of 1997 were .07% of average loans, compared to .05% for the prior year. Net charge-offs for the first six months of 1997 were .16% of average loans, compared to .12% for the first six months of the prior year.

Installment loans are generally charged off if four payments have been missed.

Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. The previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. Loans that are ten

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

days delinquent, excluding one- to four-family real estate loans, are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. As of June 30, 1997, management knew of no significant loans not now disclosed that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):

                                       June 30     December 31     June 30
                                         1997         1996           1996
                                       --------    -----------     --------
Loans accounted for on
 non-accrual basis                        $541          535           629
Accruing loans which are
 past due 90 days or more                  112           90           125
Renegotiated loans                           -            -             -
                                           ---          ---           ---
     Total                                $653          625           754
                                           ===          ===           ===

Total non-accrual loans have increased very little since December 31, 1996.
At June 30, 1997, non-accrual loans consisted of two real estate loans totalling $49,000 and seven commercial loans totalling $492,000. Most of these loans should be worked out by the end of the third quarter; two of these are anticipated to be long-term workouts. Management believes the value of the related collateral, if necessary to collect the principal outstanding, limits the Bank's exposure to a potential loss of less than $110,000, including costs of collection. See Exhibit 99 attached hereto, which is incorporated herein by reference.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

At June 30, 1997, the Bank's allowance for loan losses totaled $2.67 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

                                      Three Months Ended     Six Months Ended
                                            June 30              June 30
                                        1997      1996         1997     1996
                                      ------------------     ----------------
Balance, beginning of period          $2,651     2,626       2,686    2,644
Charge-offs:
 Commercial                               26        35          80       43
 Residential real estate                   -         1           -        1
 Installment                             194       101         351      278
 Credit Card                               3        32          64       70
 Other                                     4         1           5        1
                                       -----     -----       -----    -----
     Total                               227       170         500      393
                                       -----     -----       -----    -----
Recoveries:
 Commercial                                2         6           2        8
 Residential real estate                   -         -           -        -
 Installment                              38        29          72       77
 Credit Card                               3         1           6        6
 Other                                     -         5           1        5
                                       -----     -----       -----    -----
     Total                                43        41          81       96
                                       -----     -----       -----    -----
Net Charge-offs                         (184)     (129)       (419)    (297)
Provision for loan losses                200       150         400      300
                                       -----     -----       -----    -----
Balance, end of period                $2,667     2,647       2,667    2,647
                                       =====     =====       =====    =====

Non-interest income was $771,000 for the second quarter 1997, an increase of 20.2% from the $642,000 earned, exclusive of securities gains, in the second quarter of 1996. This quarter included the remaining premium of $34,000 related to the sale of the Bank's credit card portfolio. Most other categories in this section have shown increases, however, increased trust income, deposit service charges, and loan related processing fees accounted for the majority of the improvement. For the first half of 1997, non-interest income, excluding securities gains, is up 17.0% from the same period in 1996.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

Non-interest expense for the second quarter of 1997 increased 11.0% over the same period in 1996. Salaries increased 13.9% for the quarter due mostly to an increase of 10 full-time equivalent employees. Benefits were 65.4% higher in the second quarter of 1997 as a result of a $100,000 increase in expense related to the Employee Stock Ownership Plan (ESOP). In 1996 the Company repurchased all the shares distributed from the plan, instead of the ESOP repurchasing them, which reduced the required contribution to the ESOP from the Bank. In 1997, the ESOP repurchased most of the shares distributed to participants, requiring greater contributions to the ESOP from the Bank. Equipment expense increased 45.9% from last year as a result of our continued investment in current technology. Occupancy expense increased 3.1% for the quarter. State franchise tax for the second quarter of 1997 has increased 19.2% over the same period last year due to the increase in Company capital on which it is based. Other expense has decreased 12.7% from the second quarter of last year. Reductions were primarily in professional fees, credit card processing expenses, and miscellaneous losses. For the first six months of the year, total non-interest expense was up 9.4% from the same period last year.

Performance ratios for the second quarter of 1997 included a return on assets of 1.20%, and a return on equity of 12.83%, compared to 1.35% and 14.10%, respectively, for the second quarter of 1996. Performance ratios for the first half of 1997 included a return on assets of 1.20%, and a return on equity of 12.68%, compared to 1.28% and 13.36%, respectively, for the first half of 1996.

FINANCIAL CONDITION
Some of the changes that have occurred in InterCounty's financial condition during 1997 are as follows (in thousands):

                            June 30    December 31
                              1997        1996         Amount    Percent
                            --------   -----------     ------    -------
Total assets               $414,408     380,607        33,801        9
Loans                       278,227     269,282         8,945        3
Securities                  104,740      88,831        15,909       18
Savings, NOW, MMDA
 deposits                   115,194     112,726         2,468        2
CD's $100,000 and over       26,658      18,788         7,870       42
Other time deposits         146,586     141,883         4,703        3
Short-term borrowings        49,728      31,113        18,615       60

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

The loan portfolio growth was primarily in commercial, $5.7 million, and real estate, $1.9 million. The securities portfolio has increased because of purchases of U.S. Agency callable bonds that have been funded through a similar amount of short-term borrowing from the Federal Home Loan Bank. The Bank continues to use this strategy on a limited basis to enhance earnings. Deposit growth has occurred in interest-bearing transaction accounts and large certificates of deposit. Large certificates were more aggressively sought during the second quarter as an efficient means of funding loan demand. Book value per share was $24.94 compared to $23.86 at December 31, 1996. Equity to assets was 9.31% compared to 9.66% at the end of 1996.

Total assets grew 12.9% from June 30, 1996, to a total of $414.4 million at June 30, 1997. Total loans increased to $278.2 million, an increase of 7.2% from June 30, 1996. Commercial, installment and residential real estate loans provided the majority of the growth. The average balance during the first half of 1997 of commercial loans, installment loans and residential real estate loans represented increases of $14.7 million (16.6%), $6.8 million (9.3%) and $2.6 million (4.1%), respectively, from the averages during the first half of 1996. The securities portfolio average during the first six months of 1997 was 13.2% greater than the average for the first six months of 1996, funded primarily through Federal Home Loan Bank borrowings. Total average deposits during the first half of 1997 increased 8.3% to $313.1 million from the average for the first half of 1996. Average interest-bearing liabilities grew $30.4 million, or 10.4%, between the two periods. Average interest-bearing transaction accounts increased $11.4 million, or 16.8%, and average retail certificates of deposit increased $10.9 million, or 8.2%, between the first half of 1996 and the first half of 1997. Total equity increased 11.6% from June 30, 1996, to $38.6 million at June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. InterCounty manages liquidity on both the asset and the liability sides of the balance sheet. The loan to total funds ratio at June 30, 1997, was 75%, compared to 79% for the same date in 1996. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 54% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" portfolio could be sold if necessary for liquidity purposes. Also, a stable deposit base consisting of 92% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 1997, InterCounty had a total risk-based capital ratio of 14.17%, a Tier 1 risk- based capital ratio of 13.24%, and a Tier 1 leverage ratio of 9.19%.


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

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 22, 1997, the Annual Meeting of the shareholders of the Company was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 1999 by the votes indicated:

                                         FOR            WITHHELD

        S. Craig Beam                 1,277,071            0
        James W. Foland               1,277,071            0
        Darleen M. Myers              1,277,071            0
        Robert A. Raizk               1,277,071            0
        B. Anthony Williams           1,277,071            0

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three and Six Months
                                       Ended June 30, 1997 and 1996

           27                          Financial Data Schedule for
                                       the Six Months Ended
                                       June 30, 1997.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. The Company was not required to file Form 8-K during the quarter ended June 30, 1997.

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

                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant

Date:      August 12, 1997           Charles L. Dehner
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer