Form 10-Q
period 1997-09-30
INTERCOUNTY BANCSHARES INC
filed 1997-11-14
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended September 30, 1997

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of November 1, 1997, was 1,545,738 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             September 30, 1997, December 31, 1996
             and September 30, 1996   . . . . . . . . . . . . . . . . . . ..1

            Consolidated Statements of Income -
             Three Months Ended September 30, 1997 and 1996 and
             Nine Months Ended September 30, 1997 and 1996. . . . . . . .  .2

            Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1997 and 1996  . . . . . . . ..3

            Notes to Consolidated Financial Statements  . . . . . . . . .  .4


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . . . 5-12


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .13-14

      Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .13-14

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .13-14

      Item 4.  Submission of Matters to a Vote of Security Holders . . .13-14

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .13-14

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .13-14

                           Part I - Financial Information
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                             CONSOLIDATED BALANCE SHEETS
               At September 30, 1997, December 31, 1996 and September 30, 1996
                                     (thousands)
                                    September 30,  December 31, September 30,
                                        1997          1996          1996
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 17,925        11,005        11,798
 Federal funds sold                      7,657         1,016        10,087
                                       -------       -------       -------
   Total cash and cash equivalents      25,582        12,021        21,885

 Interest-bearing deposits in banks         25           126           137

 Securities available for sale, at
  market value                          86,589        81,368        74,058
 Securities held to maturity (market
  value-$7,398, $8,061, and $8,189)      7,051         7,463         7,554
                                       -------       -------       -------
   Total securities                     93,640        88,831        81,612

 Loans                                 278,238       269,282       268,361
   Less-allowance for loan losses        2,652         2,686         2,732
                                       -------       -------       -------
   Net loans                           275,586       266,596       265,629
 Premises and equipment                 10,162         8,653         8,563
 Earned income receivable                3,745         3,308         3,368
 Other assets                              768         1,072         1,523
                                       -------       -------       -------
       TOTAL ASSETS                   $409,508       380,607       382,717
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 35,920        35,731        36,456
 Savings, NOW, and money market
  deposits                             119,322       112,726       111,017
 Certificates $100,000 and over         27,780        18,788        21,784
 Other time deposits                   145,397       141,883       140,707
                                       -------       -------       -------
   Total deposits                      328,419       309,128       309,964
 Short-term borrowings                  37,966        31,113        33,887
 Long-term debt                            847           914         1,044
 Other liabilities                       2,603         2,704         2,523
                                       -------       -------       -------
   TOTAL LIABILITIES                   369,835       343,859       347,418
                                       -------       -------       -------
SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value, authorized
  3,000,000 shares; issued 1,909,475
  shares                                 1,000         1,000         1,000
 Surplus                                 7,393         7,246         7,241
 Net unrealized gain on securities
  available for sale                       433           424           354
 Unearned ESOP shares, at cost            (729)         (732)         (841)
 Retained earnings                      34,706        31,869        30,604
 Treasury shares, at cost; 363,737
  shares at September 30, 1997; 369,436
  at December 31, 1996; 369,436 shares
  at September 30, 1996                 (3,130)       (3,059)       (3,059)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           39,673        36,748        35,299
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $409,508       380,607       382,717
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

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (thousands)
                                     (unaudited)
                                      Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                      ------------------   ----------------
                                      1997        1996      1997       1996
INTEREST INCOME:
 Interest and fees on loans          $6,188      5,790     17,974    16,535
 Interest on securities
  available for sale - taxable        1,629      1,344      4,817     4,216
 Interest on securities held
  to maturity - non-taxable             158        159        457       472
 Interest on deposits in banks            -          2          3         7
 Interest on federal funds sold          35         46         70       108
                                      -----      -----     ------    ------
     TOTAL INTEREST INCOME            8,010      7,341     23,321    21,338
                                      -----      -----     ------    ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                 840        783      2,444     2,213
 Interest on time certificates
  $100,000 and over                     392        285        990       789
 Interest on other deposits           2,103      1,995      6,204     5,876
 Interest on short-term borrowings      560        435      1,628     1,282
 Interest on long-term debt              16         21         56        65
                                      -----      -----     ------    ------
     TOTAL INTEREST EXPENSE           3,911      3,519     11,322    10,225
                                      -----      -----     ------    ------
     NET INTEREST INCOME              4,099      3,822     11,999    11,113
PROVISION FOR LOAN LOSSES               200        150        600       450
                                      -----      -----     ------    ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       3,899      3,672     11,399    10,663
                                      -----      -----     ------    ------
NON-INTEREST INCOME:
 Trust income                           248        193        662       532
 Service charges on deposits            331        288        943       804
 Other service charges and fees          79         79        218       230
 Securities gains                       292          -        292        86
 Other                                  119        147        440       411
                                      -----      -----     ------    ------
     TOTAL NON-INTEREST INCOME        1,069        707      2,555     2,063
                                      -----      -----     ------    ------
NON-INTEREST EXPENSES:
 Salaries                             1,253      1,123      3,610     3,223
 Pension and benefits                   284        238        776       685
 Equipment                              302        265        884       663
 Occupancy                              168        163        503       470
 Deposit insurance                       12        106         35       126
 State franchise tax                    141        123        422       369
 Advertising                             66         67        201       196
 Other                                  758        761      2,134     2,215
                                      -----      -----     ------    ------
     TOTAL NON-INTEREST EXPENSE       2,984      2,846      8,565     7,947
                                      -----      -----     ------    ------

     INCOME BEFORE INCOME TAX         1,984      1,533      5,389     4,779
      INCOME TAX                        620        445      1,677     1,395
                                      -----      -----     ------    ------
     NET INCOME                     $ 1,364      1,088      3,712     3,384
                                      =====      =====     ======    ======

Earnings per common share           $  0.89       0.71       2.42      2.21
Dividends declared per
 common share                       $  0.19       0.14       0.57      0.42
Average shares outstanding        1,534,122  1,527,500  1,532,384 1,531,845

The accompanying notes to financial statements are an integral part of these statements.

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Nine Months Ended
                                                           September 30
                                                       ----------------------
                                                            1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  3,712    3,384
  Adjustments for non-cash items -
   Depreciation and amortization                              791      541
   Provision for loan losses                                  600      450
   Net discount accretion of securities held for sale        (101)    (211)
   Net discount accretion of securities held to maturity     (113)     (76)
   Net realized gains from sale of securities
    available for sale                                       (292)     (86)
   (Increase) decrease in income receivable                  (437)    (138)
   Increase in other assets                                    (8)    (421)
   Decrease in interest payable                              (154)    (106)
   (Decrease) increase in income taxes payable                 85       25
   Increase in other accrued expenses                        (148)    (187)
   FHLB stock dividends                                      (170)    (155)
                                                           ------   ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           3,765    3,020
                                                           ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in interest-bearing
  deposits in banks                                           101       (4)
 Proceeds from maturities of securities available
  for sale                                                 28,620   13,514
 Proceeds from sale of securities available for sale        6,763    5,395
 Purchases of securities available for sale               (40,028) (11,538)
 Proceeds from maturities of securities held to
  maturity                                                    525      713
 Net increase in loans                                     (9,590) (26,216)
 Purchases of premises and equipment                       (1,934)  (1,547)
                                                           ------   ------
     NET CASH USED IN INVESTING ACTIVITIES                (15,543) (19,683)
                                                           ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  19,292   18,461
 Repayment of capital lease obligation                        (67)     (65)
 Net increase in short-term borrowings                      6,853    2,777
 Cash dividends paid                                         (797)    (589)
 Proceeds from stock options exercised                        230        6
 Purchase of treasury shares                                 (172)    (249)
                                                           ------   ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             25,339   20,341
                                                           ------   ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               13,561    3,678

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           12,021   18,207
                                                           ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 25,582   21,885
                                                           ======   ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 11,476   10,331
 Income taxes paid                                          1,654    1,370

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

Results of operations and cash flows for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year to end December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996 filed with the Commission.

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

                               Three Months Ended        Nine Months Ended
                                  September 30             September 30
                                1997         1996        1997       1996
 Weighted Average Shares:

  Common shares issued        1,545,983   1,541,666   1,544,808  1,546,604
  Unreleased common shares
   held by ESOP                 (11,861)    (14,166)    (12,424)   (14,759)
                              ---------   ---------   ---------  ---------
    Common shares
     outstanding              1,534,122   1,527,500   1,532,384  1,531,845
                              =========   =========   =========  =========

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY

RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996, encourages, but does not require, adoption of a fair-value-based accounting method for employee stock options. Management elected to continue to recognize compensation cost using the intrinsic-value-based method of accounting in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." However, the nature of the Company's stock options is such that the accounting treatment is the same under both pronouncements. Compensation cost is recorded during the service period of the optionees based on changes in the book value of the shares since at the election of the optionees, when the options are exercised, the Company is obligated to repurchase the shares at book value. If the Company's shares begin trading on an established market at greater than book value such that optionees will likely not elect to put the shares to the Company, the accrued compensation will be recognized as additional consideration for the stock issued.

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

SFAS No. 128 "Earnings Per Share" requires, in all instances, dual presentation of a basic EPS, which excludes dilution, and a diluted EPS, which gives effect to all dilutive potential common shares that were outstanding during the period. The requirements of this Statement are first effective for the Company's year end December 31, 1997. Early adoption is not permitted.
It also requires a reconciliation of the income available to common shareholders and weighted-average shares of the basic EPS computation to the income available to common shareholders and weighted-average shares plus dilutive potential common shares of the diluted EPS computation. Basic and diluted EPS pursuant to the requirements of Statement No. 128 would be as follows:

                                      Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                      ------------------   ----------------
                                      1997        1996      1997       1996
Basic earnings per share             $.89        .71       2.42      2.21
Diluted earnings per share           $.86        .69       2.35      2.16


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

RESULTS OF OPERATIONS
Net income for the third quarter of 1997 was $1,364,000, an increase of 25.4% from the $1,088,000 earned in the third quarter of 1996. A large portion of the increase from the third quarter of 1996 was the result of $193,000 in after-tax gains on the sale of securities. Also during the third quarter of 1997, net interest income increased 7.2%, non-interest income was up 9.9%, and non-interest expense increased 4.9% from the third quarter last year. This quarter also showed a 33.3% increase in provision for loan losses. Net income per share increased 25.4% to $.89 from $.71 for the third quarter of 1996.

Net income for the first nine months of 1997 was $3.71 million, an increase of 9.7% from the $3.38 million earned in the first nine months of 1996. Net income per share increased 9.7% to $2.42 from $2.21.

                         PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

Net interest income for the third quarter of 1997 was $4.1 million, 7.2% above the third quarter of 1996. Average interest-earning assets during the third quarter of 1997 increased $31.9 million (9.1%) from the third quarter of 1996 to $382.2 million. The volume increase consisted primarily of $15.6 million in loans, and $17.4 million in securities. The average yield on average interest-earning assets decreased from 8.34% during the third quarter of 1996 to 8.33% during the third quarter of 1997. Average loan yield increased from 8.74% in the third quarter of 1996 to 8.80% in the third quarter of 1997. The average securities yield decreased from 7.22% in 1996 to 7.08% in 1997.

Average interest-bearing liabilities during the third quarter of 1997 increased $30.1 million (10.0%) compared to the same quarter in 1996, to $332.0 million, and their cost increased to 4.67% from 4.64% for the third quarter of 1996. Certificates of deposit $100,000 and over increased $6.8 million, and their cost rose from 5.37% to 5.58%. Borrowings from the Federal Home Loan Bank were increased $4.9 million from the third quarter of 1996 and their cost increased from 5.70% to 5.77%. The net interest margin decreased from 4.35% in the third quarter of 1996 to 4.27% in the third quarter of 1997.

Net interest income for the first nine months of 1997 increased 8.0% from the same period last year. Average interest-earning assets increased 9.3% from the first nine months of last year, and the yield on these increased from 8.31% to 8.32%. Average interest-bearing liabilities during the first nine months of 1997 increased 10.3%, while the cost increased from 4.64% to 4.66%. The net interest margin has averaged 4.28% in 1997 compared to 4.33% for the first nine months of 1996.

The provision for loan losses was increased to $200,000 for the third quarter of 1997, compared to $150,000 for the same period in 1996. The Bank has increased its provision to reflect slightly higher net charge-offs so far this year and growth in the loan portfolio. Net charge-offs for the third quarter of 1997 were .08% of average loans, compared to .07% for the prior year. Net charge-offs for the first nine months of 1997 were .23% of average loans, compared to .14% for the first nine months of last year.

Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. The previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. Loans that are ten days delinquent, excluding one- to four-family real estate loans, are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. As of September 30, 1997, management knew of no significant loans not now disclosed that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

                         PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):

                                     September 30  December 31   September 30
                                         1997         1996           1996
                                       --------    -----------     --------
Loans accounted for on
 non-accrual basis                        $568          535           559
Accruing loans which are
 past due 90 days or more                  207           90           318
Renegotiated loans                           -            -             -
                                           ---          ---           ---
     Total                                $775          625           877
                                           ===          ===           ===

Total non-accrual loans have increased very little since December 31, 1996. At September 30, 1997, non-accrual loans consisted of two consumer loans totalling $101,000, two real estate loans totaling $48,000 and seven business loans totalling $419,000. Most of these loans should be off non-accrual status by the end of 1997; three of these are anticipated to be long-term workouts. Management believes the value of the related collateral, if necessary to collect the principal outstanding, limits the Bank's exposure to a potential loss of less than $85,000, including costs of collection. See
Exhibit 99 attached hereto, which is incorporated herein by reference.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)


At September 30, 1997, the Bank's allowance for loan losses totaled $2.65 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                        1997      1996         1997     1996
                                      ------------------     ----------------
Balance, beginning of period          $2,667     2,647       2,686    2,644
Charge-offs:
 Commercial                               98       (12)        178       31
 Residential real estate                   -         -           -        1
 Installment                             154       109         506      386
 Credit Card                               -        49          64      119
 Other                                     -         1           5        2
                                       -----     -----       -----    -----
     Total                               252       147         753      539
                                       -----     -----       -----    -----
Recoveries:
 Commercial                                7        42           9       50
 Residential real estate                   -         -           -        -
 Installment                              26        36          99      113
 Credit Card                               4         4          11        8
 Other                                     -         -           -        6
                                       -----     -----       -----    -----
     Total                                37        82         119      177
                                       -----     -----       -----    -----
Net Charge-offs                         (215)      (65)       (634)    (362)
Provision for loan losses                200       150         600      450
                                       -----     -----       -----    -----
Balance, end of period                $2,652     2,732       2,652    2,732
                                       =====     =====       =====    =====

Non-interest income was $777,000, exclusive of securities gains, for the third quarter of 1997, an increase of 9.9% from the $707,000 earned in the third quarter of 1996. This quarter included gains on the sale of securities of $292,000. Although most other categories in this section have shown increases over the third quarter of 1996, increased trust income (28.6%), deposit service charges (14.9%), and loan related processing fees (26.0%) accounted for the majority of the improvement. For the first nine months of 1997, non-interest income, exclusive of securities gains, is up 14.5% from the same period in 1996.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

Non-interest expense for the third quarter of 1997 increased 4.9% over the same period in 1996. Salaries increased 11.6% for the quarter due mostly to an increase of 11 full-time equivalent employees. Benefits were 19.5% higher in the third quarter of 1997 compared to the third quarter 1996. Equipment expense increased 14.4% from last year as a result of our continued investment in current technology. Occupancy expense increased 2.9% for the quarter. State franchise tax for the third quarter of 1997 has increased 14.3% over the same period last year due to the increase in Company capital on which it is based. Deposit insurance expense for the third quarter of 1997 represented a decrease of $94,000 or 88.7% from 1996 due to a one-time assessment incurred in 1996. For the first nine months of the year, total non-interest expense was up 7.8% from the same period last year.

Performance ratios for the third quarter of 1997 included a return on assets of 1.33% and a return on equity of 13.88%, compared to 1.16% and 12.37%, respectively, for the third quarter of 1996. Performance ratios for the first nine months of 1997 included a return on assets of 1.25%, and a return on equity of 13.10%, compared to 1.24% and 13.02%, respectively, for the first nine months of 1996.

FINANCIAL CONDITION
The changes that have occurred in InterCounty's financial condition during 1997 are as follows (in thousands):

                          September 30  December 31
                              1997         1996        Amount    Percent
                            --------    -----------    ------    -------
Total assets               $409,508     380,607        28,901       8
Loans                       278,238     269,282         8,956       3
Securities                   93,640      88,831         4,809       5
Savings, NOW, MMDA
 deposits                   119,322     112,726         6,596       6
CD's $100,000 and over       27,780      18,788         8,992      48
Other time deposits         145,397     141,883         3,514       2
Short-term borrowings        37,966      31,113         6,853      22

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

The loan portfolio growth was primarily in commercial, $6.0 million, and real estate, $2.4 million. The securities portfolio has increased as a result of excess funds and are primarily purchases of U.S. Agency callable bonds and collateralized mortgage obligations ("CMOs"). Deposit growth has occurred in interest-bearing transaction accounts and large certificates of deposit. Increases in short-term borrowings include increases in both customer repurchase agreement balances and Federal Home Loan Bank advances. Book value per share was $25.67 compared to $23.86 at December 31, 1996. Equity to assets was 9.69% compared to 9.66% at the end of last year.

Total assets grew 7.0% from September 30, 1996, to a total of $409.5 million. Total loans increased to $278.2 million, an increase of 3.7%. Commercial, home equity, and residential real estate loans provided the majority of the growth. The average balance during the first nine months of 1997 of commercial loans, home equity loans, and residential real estate loans represented increases of $14.3 million (15.6%), $1.9 million (10.1%), and $3.1 million (4.9%), respectively, from the averages during the first nine months of 1996. The securities portfolio average during the first nine months of 1997 was 14.5% greater than the average for the first nine months of 1996, primarily in U.S. Agency callable bonds and CMOs. Total average deposits during the first nine months of 1997 increased 8.0% to $316.5 million from the average for the first nine months of 1996. Non-interest bearing deposits remained at about the same amount as last year. Average interest-bearing liabilities grew $30.3 million, or 10.3%, between the two periods. Average interest-bearing transaction accounts increased $10.8 million, or 15.5%, and average retail certificates of deposit increased $10.0 million, or 7.4%, between the first nine months of 1996 and the first nine months of 1997.
Total equity increased 12.4% from September 30, 1996, to $39.7 million at September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. InterCounty manages liquidity on both the asset and the liability sides of the balance sheet. The loan to total funds ratio at September 30, 1997, was 76%, compared to 78% for the same date in 1996. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 63% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" portfolio could be sold if necessary for liquidity purposes. Also, a stable deposit base consisting of 92% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY
                                  (Continued)

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 1997, InterCounty had a total risk-based capital ratio of 14.26%, a Tier 1 risk-based capital ratio of 13.35%, and a Tier 1 leverage ratio of 9.56%.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not yet required.

                         PART II.  OTHER INFORMATION

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three and Nine Months
                                       Ended September 30, 1997 and 1996

           27                          Financial Data Schedule for
                                       the Nine Months Ended
                                       September 30, 1997.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. The Company was not required to file Form 8-K during the quarter ended September 30, 1997.

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

                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant

Date:      November 14, 1997         Charles L. Dehner
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer