Form 10-K
period 1997-12-31
INTERCOUNTY BANCSHARES INC
filed 1998-03-31
CIK 908837

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1997

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

The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $46.00 per share on March 9, 1998. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $58,191,058.

As of March 18, 1998, 1,265,023 common shares were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of InterCounty Bancshares, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K:

     1.  Board of Directors;
     2.  Executive Officers;
     3.  Section 16(a) Beneficial Ownership Reporting Compliance;
     4.  Compensation of Executive Officers and Directors;
     5. Voting Securities and Ownership of Certain Beneficial Owners and Management; and
     6.  Certain Relationships and Related Transactions.

                       INTERCOUNTY BANCSHARES, INC.
                   For the Year Ended December 31, 1997
                            Table of Contents

                             PART I
                                                                  Page
                                                                  ----
  Item 1:   Business                                                3
  Item 2:   Properties                                             33
  Item 3:   Legal Proceedings                                      34
  Item 4:   Submission of Matters to a Vote of Security Holders    34

                            Part II
                            -------
  Item 5:   Market for Registrant's Common Equity and Related
             Stockholder Matters                                   35
  Item 6:   Selected Financial Data                                35
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   37
  Item 7A:  Quantitative and Qualitative Disclosures About
             Market Risk                                           56
  Item 8:   Financial Statements and Supplementary Data            57
  Item 9:   Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                93

                            Part III
                            --------
  Item 10:  Directors and Executive Officers of the Registrant     93
  Item 11:  Executive Compensation                                 93
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                        93
  Item 13:  Certain Relationships and Related Transactions         93

                            Part IV
                            -------
  Item 14:  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                    94

Exhibit Index                                                       95
Signatures                                                          96


                                  PART I

Item 1.  Description of Business

                                  GENERAL

InterCounty Bancshares, Inc. ("InterCounty"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the "Bank").

The Bank is engaged in the commercial banking business in Southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank's 14 full-service offices. In addition, the Bank has two offices which are drive-in facilities only and two remote service units. The Bank has also installed 86 cash dispensers in convenience stores as of the end of 1997.
The Bank also has a trust department which presently administers 957 accounts having combined assets of $178 million.

The Company and the Bank have entered into a definitive agreement to purchase the Phillips Insurance Agency Group, Inc. for common shares of InterCounty valued at $1.1 million. The transaction is expected to close in the first half of 1998.

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


                         FORWARD LOOKING STATEMENTS

In addition to the historic financial information contained herein with respect to InterCounty, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, InterCounty's operations and InterCounty's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and InterCounty's general market area. The forward-looking statements contained herein include those with respect to the following matters:

     1. Management's expectation that it will continue to expand its consumer lending activities, other than automobile loans;
     2. Management's determination of the adequacy of the loan loss allowance;
     3.  The effect of changes in interest rates;
     4.  Growth in the commercial and industrial loan portfolio; and
     5. Management's belief that a substantial percentage of the certificates of deposit maturing within one year will renew with the Bank at maturity.

Lending Activities

General. The Bank's income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:
                                             At December 31,
                    ----------------------------------------------------------
                                1997              1996              1995
                    ----------------------------------------------------------
                                     % of              % of              % of

                          Amount    total    Amount   total     Amount  total
                          ------    -----    ------   -----     ------  -----
                                          (Dollars in thousands)
Commercial and
 industrial             $ 63,661     23%    $ 57,985     22%    $ 46,952   19%
Commercial real estate    30,835     11       31,118     11       27,274   11
Agricultural              18,387      7       16,304      6       14,515    6
Residential real estate   82,838     30       79,761     30       79,355   33
Installment               79,115     28       81,033     30       68,821   29
Credit card                    -      -            -      -        3,268    1
Other                      2,097      1        2,228      1        1,561    1
                         -------    ---      -------    ---      -------  ---
  Total loans           $276,933    100%    $268,429    100%    $241,746  100%
                                    ===                 ===               ===
Deferred net
 origination costs           778                 853                 761
Allowance for loan
 losses                   (2,761)             (2,686)             (2,644)
                         -------             -------             -------
   Net loans            $274,950            $266,596            $239,863
                         =======             =======             =======

                                     At December 31,
                         ----------------------------------
                                1994              1993
                         ----------------------------------
                                     % of              % of
                          Amount    total    Amount   total
                          ------    -----    ------   -----
                                 (Dollars in thousands)
Commercial and
 industrial             $ 43,254     21%    $ 32,919     17%
Commercial real estate    27,049     13       25,351     13
Agricultural              12,451      6       12,822      7
Residential real estate   57,243     27       59,639     31
Installment               63,572     31       58,301     30
Credit card                2,303      1        1,979      1
Other                      1,659      1        1,628      1
                         -------    ---      -------    ---
  Total loans           $207,531    100%    $192,639    100%
                                    ===                 ===
Deferred net
 origination costs           623                 562
Allowance for loan
 losses                   (2,561)             (2,474)
                         -------             -------
   Net loans            $205,593            $190,727
                         =======             =======

Loan Maturity Schedule.  The following table sets forth certain information at
December 31, 1997, regarding the net dollar amount of loans maturing in the
Bank's portfolio, based on contractual terms to maturity.  Demand loans, loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:
                        Due 0-1 Year  Due 1-5 Years  Due 5 + Years   Total
                                             (In thousands)
Commercial and
 industrial               $11,480        $28,195        $23,986    $ 63,661
Commercial real estate      2,679          3,856         24,300      30,835
Agricultural                7,787          4,627          5,973      18,387
                           ------         ------         ------     -------
  Total                   $21,946        $36,678        $54,259    $112,883
                           ======         ======         ======     =======

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 1997, which have predetermined interest rates and floating or adjustable interest rates:
                             Predetermined        Floating or
                                 rates          adjustable rates     Total
                             -------------      ----------------    -------
                                                 (In thousands)
Commercial and industrial       $24,644              $27,538        $52,182
Commercial real estate            1,911               26,244         28,155
Agricultural                      2,988                7,612         10,600
                                 ------               ------         ------
  Total                         $29,543              $61,394        $90,937
                                 ======               ======         ======

Commercial and Industrial Lending. Commercial and industrial lending has been an area of growth for the Bank. The Bank originates loans to businesses in its market area, including "floor plan" loans to automobile dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $5,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. At December 31, 1997 the Bank had $63.7 million, or 23% of total loans, invested in commercial and industrial loans.

Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

Commercial Real Estate. The Bank makes loans secured by commercial real estate located in its market area. Such loans generally are adjustable-rate loans for terms of up to 20 years. The types of properties securing loans in the Bank's portfolio include warehouses, retail outlets and general industrial use properties. At December 31, 1997, the Bank had $30.8 million, or 11% of total loans, invested in commercial real estate loans.

Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

Agricultural Loans. The Bank makes agricultural loans, which include loans to finance farm operations, equipment purchases, and land acquisition. The repayment of such loans is significantly dependent upon income from farm operations, which can be adversely affected by weather and other physical conditions, government policies and general economic conditions. At December 31, 1997, the Bank had $18.4 million, or 7% of total loans, invested in agricultural loans.


Residential Real Estate. The Bank makes loans secured by one- to four-family residential real estate and multi-family (over four units) real estate located in its market area. The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate loans with terms of 15 to 30 years are typically originated for sale in the secondary market. ARMs are held in the Bank's portfolio. At December 31, 1997, the Bank had $82.8 million, or 30% of total loans, invested in residential real estate loans.

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

At December 31, 1997, the Bank had $79.1 million, or 28% of total loans, invested in installment loans. The Bank has reduced its efforts to originate new and used automobile loans due to increased competition and narrowing interest rate spreads. The Bank expects to continue, subject to market conditions, to expand its other consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers.

In the fourth quarter of 1996, the Bank sold its $3.9 million credit card loan portfolio to a correspondent bank, recording a gain on the sale of $326,000. Of the total loans, approximately $102,000 sixty days or more delinquent was sold with recourse. Beginning in 1997, new corporate customer credit card accounts are sold with recourse to the same financial institution. The Bank will continue to offer credit card services indirectly through this correspondent bank.

Loan Processing. Loan officers are authorized by the Board of Directors to approve loans up to specified limits. Loans exceeding the loan officers' approval authority are referred to the Bank's Senior Loan Committee. The Senior Loan Committee has approval authority up to specified limits. Any loans made by the Bank in excess of the limits established for the Senior Loan Committee must be approved by the Chairman of the Board and the President of the Bank as representatives of the Board of Directors. All loans in excess of $50,000 are reported to the Board on a monthly basis.

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

Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. All loans, except one-to four-family real estate, which are ten days delinquent are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. As of December 31, 1997, management knew of no significant loans not now disclosed that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.
                                    -9-

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated:
                                      At December 31,
                           --------------------------------------
                            1997   1996    1995     1994     1993
                                      (In thousands)
Loans accounted for on
 nonaccrual basis          $509    $535    $314     $239    $  77
Accruing loans which are
 past due 90 days or more   241      90     208      402       43
Renegotiated loans            -       -       -      211      205
                            ---     ---     ---      ---      ---
    Total                  $750    $625    $522     $852     $325
                            ===     ===     ===      ===    =====

If interest on non-accrual loans had been recognized during 1997, such income would have been $41,000. The amount recognized was not material.

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

Allowance for Loan Losses. Federal regulations require that the Bank establish prudent general allowances for loan losses. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical trends in the level of non-performing assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 1997, the Bank's allowance for loan losses totaled $2.8 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented.
                                    -10-

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:
                                                   December 31,
                                   ------------------------------------------
                                   1997      1996     1995     1994     1993
                                              (Dollars in thousands)
Balance at beginning of
 period                         $  2,686 $  2,644 $  2,561 $  2,474 $  2,000

Charge-offs:
 Commercial and industrial          (178)     (28)     (13)     (40)     (48)
 Commercial real estate                -        -        -        -      (57)
 Agricultural                          -       (3)     (46)       -       (8)
 Residential real estate              (6)      (1)      (2)     (11)     (45)
 Installment                        (694)    (560)    (356)    (287)    (282)
 Credit card                         (64)    (189)     (55)     (38)     (28)
 Other                                 -       (4)       -        -        -
                                 -------  -------  -------  -------  -------
  Total charge-offs                 (942)    (785)    (472)    (376)    (468)
                                 -------  -------  -------  -------  -------
Recoveries:
 Commercial and industrial            63       42       10       12       18
 Commercial real estate                -        -        -        1        5
 Agricultural                          -        8        1        9        7
 Residential real estate               2        -        6        3       77
 Installment                         133      158      159      149      155
 Credit card                          17       13       19       13       20
 Other                                 2        6        -        1        -
                                  ------    -----    -----    -----    -----
  Total recoveries                   217      227      195      188      282
                                  ------    -----    -----    -----    -----

Net charge-offs                     (725)    (558)    (277)    (188)    (186)
Provision for possible
 loan losses                         800      600      360      275      660
                                 -------  -------  -------  -------  -------
  Balance at end of period      $  2,761 $  2,686 $  2,644 $  2,561 $  2,474
                                   =====    =====    =====    =====    =====
Ratio of net charge-offs to
 average loans outstanding
 during the period                  0.26%    0.22%    0.13%    0.09%    0.11%
                                    ====     ====     ====     ====     ====

Average loans outstanding       $274,372 $256,761 $218,552 $201,531 $177,084
                                 =======  =======  =======  =======  =======

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance. For 1998, the Bank anticipates about the same amount of loan net charge-offs for each type of loan as that experienced in 1997. See Exhibit 99, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto which is incorporated herein by reference.

Investment Activities

The following table sets forth the composition of the Bank's securities portfolio, based on amortized cost, at the dates indicated:
                                           At December 31,
                                -----------------------------------
                                   1997         1996         1995
                                           (In thousands)
U.S. Treasuries & U.S.
 agency notes                   $44,380      $42,122      $40,962
U.S. Government agency
 mortgage-backed securities      49,256       25,577       25,014
Other mortgage-backed
 securities                      13,212        9,556       11,189
Other securities                  4,347        3,470        3,274
                                -------       ------       ------
Total securities available
 for sale                       111,195       80,725       80,439
                                -------       ------       ------
Municipal securities             11,164        7,463        8,191
                                -------       ------       ------
Total securities held
 to maturity                     11,164        7,463        8,191
                                -------       ------       ------
Total securities               $122,359      $88,188      $88,630
                                =======       ======       ======

In December 1994 the Bank restructured its taxable security portfolio and sold $42.4 million of U.S. Treasury securities at a loss of $1.4 million and purchased $28.5 million in U.S. Treasury and U.S. Agency securities with incremental maturities over a five-year period. The remaining $12.5 million was used to purchase U.S. Agency mortgage-backed securities with an average maturity of 5.3 years that would provide regular monthly cash flows available for reinvestment at current rates. As these securities mature, they are reinvested in the five-year maturity range. All of these securities are classified as available for sale to provide flexibility in managing the portfolio. The result of this restructure is evidenced by the substantial increase in interest income on securities achieved in 1995 through 1997, and a reduction in the interest rate risk in the Bank's portfolio. During 1996 and 1997, the majority of the additions to the portfolio have been in medium-term callable U.S.Agency bonds and mortgage-backed securities with projected average lives of three to seven years. See Notes 1 and 2 of the Notes to Consolidated Financial Statements. Most of the municipal securities held by the Bank were purchased in 1985 and are being held until maturity due to their yield and tax benefits.

During the fourth quarter of 1997, the Bank purchased approximately $4.6 million of 15-20 year maturity tax exempt securities. Also during the fourth quarter of 1997, the Bank purchased $30 million of U.S. Agency mortgage-backed securities with funds borrowed from the Federal Home Loan Bank at an anticipated spread of 150 basis points before tax. The portfolio has approximately $1.2 million of net appreciation over the amortized cost at December 31, 1997.

The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 1997. U.S. agency mortgage-backed securities are categorized according to their expected prepayment speeds. All other securities are categorized based on contractual maturity. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations. Yields do not include the effects of income taxes.

                   Less than 1 year      1 to 5 years       5 to 10 years
                   ----------------   ------------------   ----------------
                           Weighted             Weighted           Weighted
                   Book    average     Book      average    Book   average
                            yield                 yield             yield
                   ----    -------     ----      -------    ----   -------
                                     (Dollars in thousands)
U.S. Treasuries
 and U.S. Agency
 obligations     $14,218     6.94%   $10,964       6.53%  $19,198    6.92%
U.S. Agency
 mortgage-backed
 securities       10,533     7.34     26,408       7.09    12,315    6.78
Other mortgage-
 backed securities     -        -          -          -         -       -
Other securities       -        -          -          -         -       -
                  ------              ------               ------
Total securities
 available for
 sale             24,751     7.11     37,372       8.93    31,513    6.86
                  ------              ------               ------
Municipal
 securities        5,575     7.12      3,781       9.20     1,237    8.94
                  ------              ------               ------
Total securities
 held to maturity  5,575     7.12      3,781       9.20     1,237    8.94
                  ------              ------               ------
Total securities $30,326     7.11%   $41,153       7.14%  $32,750    6.94%
                   =====              ======               ======








                    Over 10 years          Total
                   ----------------   ------------------
                           Weighted             Weighted
                   Book    average     Book      average
                            yield                 yield
                   ----    -------     ----      -------
                          (Dollars in thousands)
U.S. Treasuries
 and U.S. Agency
 obligations     $     -        -%   $44,380       6.83%
U.S. Agency
 mortgage-backed
 securities            -        -     49,256       7.07
Other mortgage-
 backed
 securities       13,212     5.70     13,212       5.70
Other securities   4,347     7.16      4,347       7.16
                  ------             -------
Total securities
 available for
 sale             17,559     6.06    111,195       6.81
                  ------             -------
Municipal
 securities          571     5.23     11,164       7.93
                  ------             -------
Total securities
 held to maturity    571     5.23     11,164       7.93
                  ------              ------
Total securities $18,130     6.03%  $122,359       6.91%
                  ======              ======

Trust Services

The Bank received trust powers in 1922 and currently holds $174 million in net assets in the Trust Department. The Annual Report of Trust Assets filed with the FDIC and the OCC reports $137 million in managed assets among 532 accounts, and an additional $41 million of non-discretionary assets held in 425 accounts on December 31, 1997. These assets are not included in the Bank's balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity.

In addition to administering trusts, the services offered by the Trust Department include investment management, estate planning and administration, tax and financial planning and employee benefit plan administration. During 1997, the Trust Department entered into an agreement with a licensed broker-dealer and insurance agent to provide investment services to customers of the Bank and others, enabling them to purchase fixed annuities, variable annuities, mutual funds, and stocks and bonds. The Trust Department is staffed by five officers and four staff members and generated $927,000 in fee income during 1997.

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

The following table sets forth the dollar amount of deposits in the various types of products offered by the Bank as of December 31:
                           Percent             Percent              Percent
                    1997   of total    1996    of total    1995     of total
                    ----   --------    ----    --------    ----     --------
                                    (Dollars in thousands)
Demand            $38,662     12%    $35,731      12%    $36,188       12%
NOW                53,994     17      49,015      16      45,927       16
Savings            34,445     10      35,702      11      37,562       13
Money market
 deposit           29,113      9      28,009       9      20,465        7
CDs less than
 $100,000         146,005     44     141,679      46     130,062       45
CDs greater than
 $100,000          26,899      8      18,788       6      21,110        7
Other                 214      -         203       -         189        -
                  -------    ---     -------     ---     -------      ---
 Total
  deposits(1)    $329,332    100%   $309,127     100%   $291,503      100%
                  =======    ===     =======     ===     =======      ===

                           Percent             Percent
                    1994   of total    1993    of total
                    ----   --------    ----    --------
                           (Dollars in thousands)

Demand            $30,591     12%    $27,419      11%
NOW                46,184     19      46,686      19
Savings            49,025     20      58,350      24
Money market
 deposit            5,185      2       4,504       2
CDs less than
 $100,000         103,591     41      91,014      38
CDs greater than
 $100,000          14,219      6      15,325       6
Other                 146      -         186       -
                  -------    ---     -------     ---
 Total
  deposits(1)    $248,941    100%   $243,484     100%
                  =======    ===     =======     ===
____________________________________

(1)IRAs are offered under all deposit account types.

At December 31, 1997, the Bank's certificates of deposit, excluding deposits greater than $100,000, totaled $146.0 million, or 44% of total deposits. Of such amount, approximately $94.1 million matures within one year.

The following table sets forth the dollar amount of time deposits greater than
$100,000 maturing in the periods indicated:
            Maturity                     At December 31, 1997
            --------                     --------------------
                                            (In thousands)
        Three months or less                   $ 7,893
        Over 3 months to 6 months               10,319
        Over 6 months to 12 months               4,768
        Over twelve months                       3,919
                                                ------
          Total                                $26,899
                                                ======

Borrowings. The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. The Bank currently has outstanding $44.2 million of borrowings from the Federal Home Loan Bank to fund the purchase of adjustable-rate, one-to four-family real estate loans and U.S. Agency mortgage-backed securities.

The following table sets forth certain information regarding the Bank's outstanding borrowings at the dates and for the periods indicated:
                                               December 31,
                                        --------------------------
                                          1997      1996      1995
                                           (Dollars in thousands)
Maximum amount of short-term
 borrowings outstanding at any
 month end during period               $63,364   $34,401   $31,193
Average amount of short-term
 borrowings outstanding during
 period                                 43,845    32,186    11,864
Amount of short-term borrowings
 outstanding at end of period           62,734    31,113    31,110
Weighted average interest rate of
 short-term borrowings during period      5.44%     5.27%     5.33%
Weighted average interest rate of
 short-term borrowings at end of
 period                                   5.86      5.27      5.39

                                    -18-

Average Balance Sheets

The following table presents, for the years indicated, the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The table does not reflect any effect of income taxes and includes non-performing loans in the calculations.

                             1997                            1996
                 ----------------------------    ---------------------------
                  Average            Interest     Average           Interest
                outstanding  Yield/  earned/    outstanding  Yield/  earned/
                  balance     rate    paid        balance     rate    paid

Loans (1)        $274,372     8.76%  $24,039     $256,761     8.73%  $22,413
Securities
 available
 for sale          95,029     7.05     6,699       78,235     7.14     5,583
Securities
 held to
 maturity           7,867     7.89       621        7,632     8.27       632
Deposits in banks     866     5.16        45          155     5.78         9
Federal funds sold  3,582     5.60       200        3,562     5.27       187
                  -------             ------      -------             ------
Total interest-
 earning assets   381,716     8.28    31,604      346,345     8.32    28,824

Non-earning
 assets            26,718                          24,263
Allowance for
 loan losses       (2,682)                         (2,682)
                  -------                         -------
Total assets     $405,752                        $367,926
                  =======                         =======

Savings deposits $ 34,538     2.79       963     $ 36,851     2.80     1,033
NOW and MMDA       81,461     2.89     2,358       71,177     2.79     1,987
CD's over $100M    25,190     5.53     1,394       19,650     5.44     1,069
Other time
 deposits         145,105     5.73     8,307      136,535     5.82     7,942
Short-term
 borrowings        43,845     5.44     2,386       32,186     5.28     1,699
Long-term debt        874     8.37        73        1,070     7.98        85
                  -------             ------      -------             ------
Total interest-
 bearing
 liabilities      331,013     4.68    15,481      297,467     4.64    13,815
                                      ------                          ------




Demand deposits    33,516                          32,857
Other liabilities   2,780                           2,644
Capital            38,443                          34,957
                  -------                         -------
Total liabilities
 and capital     $405,752                        $367,926
                  =======                         =======
Net interest
 income                              $16,123                         $15,009
                                      ======                          ======
Interest rate
 spread                       3.60%                           3.68%
Net interest
 income margin                4.22                            4.33
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities       115.43%                         116.43%


                                 1995
                      ----------------------------
                       Average            Interest
                     outstanding  Yield/  earned/
                       balance     rate    paid

Loans (1)             $218,552      8.90%  $19,449
Securities
 available for sale     61,659      7.41     4,569
Securities
 held to
 maturity:              10,158      8.25       838
Deposits in banks          111      6.28         7
Federal funds sold       5,812      5.95       346
                       -------              ------
Total interest-
 earning assets        296,292      8.51    25,209

Non-earning
 assets                 20,770
Allowance for
 loan losses            (2,627)
                       -------
Total assets          $314,435
                       =======








Savings deposits      $ 40,782      2.80     1,140
NOW and MMDA            57,687      2.60     1,497
CD's over $100M         19,650      5.69     1,119
Other time
 deposits              119,741      5.84     6,992
Short-term
 borrowings             11,864      5.17       613
Long-term debt           1,262      8.56       108
                       -------              ------
Total interest-
 bearing
 liabilities           250,986      4.57    11,469
                                            ------
Demand deposits         29,965
Other liabilities        2,157
Capital                 31,327
                       -------
Total liabilities
 and capital          $314,435
                       =======
Net interest
 income                                   $13,740
                                           ======
Interest rate
 spread                            3.94%
Net interest
 income margin                     4.64
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities            118.05%

-------------------------------------------

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

                                            Years ended December 31,
                                     ------------------------------------
                                                  1997 vs 1996
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
 Loans                               $1,460    $ (143)   $ 309     $1,626
 Securities available for sale        1,184       (52)     (16)     1,116
 Securities held to maturity             19       (28)      (1)       (10)
 Deposits in banks                       41        (1)      (4)        36
 Federal funds sold                       1        12        -         13
                                      -----     -----      ---      -----
   Total interest-earning assets      2,705      (212)     288      2,781
                                      -----     -----      ---      -----
Interest expense attributable to:
 Savings deposits                       (65)       (5)       -       (70)
 NOW and MMDA                           287        73       11        371
 CD's over $100,000                     301        18        5        324
 Other time deposits                    499      (126)      (8)       365
 Short-term borrowings                  632        44       12        688
 Long-term debt                         (16)        4       (1)       (13)
                                      -----     -----      ---      -----
    Total interest-bearing
      liabilities                     1,638         8       19      1,665
                                      -----     -----      ---      -----
   Net interest income               $1,067    $ (220)   $ 269     $1,116
                                      =====     =====      ===      =====


                                            Years ended December 31,
                                     ------------------------------------
                                                  1996 vs 1995
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
 Loans                               $3,401    $ (372)   $ (65)    $2,964
 Securities available for sale        1,227      (168)     (45)     1,014
 Securities held to maturity           (208)        3       (1)      (206)
 Deposits in banks                        3        (1)       -          2
 Federal funds sold                    (134)      (40)      15       (159)
                                      -----      ----      ---      -----
   Total interest-earning assets      4,289      (578)     (96)     3,615
                                      -----      ----      ---      -----
Interest expense attributable to:
 Savings deposits                      (110)        3        -       (107)
 NOW and MMDA                           350       114       26        490
 CD's over $100,000                       -       (50)       -        (50)
 Other time deposits                    981       (27)      (4)       950
 Short-term borrowings                1,050        13       23      1,086
 Long-term debt                         (17)       (7)       1        (23)
                                      -----      ----      ---      -----
    Total interest-bearing
      liabilities                     2,254        46       46      2,346
                                      -----      ----      ---      -----
   Net interest income               $2,035    $ (624)   $(142)    $1,269
                                      =====     =====      ===      =====

Competition

The Bank competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Bank competes with other commercial banks, savings associations, mortgage bankers, consumer finance companies, credit unions, leasing companies, insurance companies and other lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

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

Bank Holding Company Regulation

General. InterCounty is subject to the BHCA and the regulations of the FRB promulgated thereunder. It is registered with the FRB as a bank holding company and must file periodic reports with that agency. Under the BHCA, InterCounty must notify the FRB if, during any one-year period, it intends to purchase or redeem shares in an amount such that the total amount paid for such purchases or redemptions, net of amounts received for sales of shares, is greater than 10% of the net worth of InterCounty.

Capital Adequacy and Source of Strength. The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which such companies, on a consolidated basis, must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items (such as standby letters of credit), which are weighted at percentage levels ranging from 0% to 100%, on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of total capital may consist of supplementary or "Tier 2 capital", which includes subordinated debt and intermediate-term preferred stock (up to 50% of Tier 2 capital), certain hybrid capital instruments and other debt securities, any remaining perpetual preferred stock, and general loan loss allowances (up to 1.25% of risk-weighted assets). In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion.
All other bank holding companies are expected to maintain a leverage ratio from at least 4% to 5% of average total consolidated assets. InterCounty was in compliance with these capital requirements at December 31, 1997.

A summary of the regulatory capital of InterCounty and the Bank and the minimum capital levels required by the FRB as of December 31, 1997, is as follows:

                            InterCounty                 Bank
                          ----------------         ----------------
                                    (Dollars in thousands)
Total risk-based
  Actual                  $43,072   14.66%         $43,701   14.87%
  Required                 23,507    8.00           23,507    8.00
                           ------   -----           ------   -----
  Excess                  $19,565    6.66%         $20,194    6.87%
                           ======   =====           ======   =====

Tier 1 risk-based
  Actual                  $40,311   13.72%         $40,940   13.93%
  Required                 11,753    4.00           11,753    4.00
                           ------   -----           ------   -----
  Excess                  $28,558    9.72%         $29,187    9.93%
                           ======   =====           ======   =====
Tier 1 leverage
  Actual                  $40,311    9.25%         $40,940    9.40%
  Required                 13,068    3.00           13,068    3.00
                           ------   -----           ------   -----
  Excess                  $27,243    6.25%         $27,872    6.40%
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

Congress is considering a number of legislative proposals which would expand the permissible activities of InterCounty or a new form of holding company for InterCounty. These proposals include an expansion of permissible securities, insurance and other financial activities. Many of these proposed new activities may involve greater financial risk to InterCounty than the current permissible activities. No assurance can be given as to what form, if any, final legislation in this regard may take.

Transactions between InterCounty and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the "FRA"). See "National Bank Regulation -- Transactions With Insiders and Affiliates."

The BHCA prohibits InterCounty from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without the prior approval of the FRB. The FRB is authorized to approve the application of a bank holding company to acquire any bank or savings association.

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

Activities and Investments. The OCC issues regulations governing the operation of national banks and, in accordance with federal law, prescribes the permissible investments and activities of national banks, including the type of lending that such institutions may engage in and the investments in real estate, subsidiaries and corporate or government securities that they may make. National banks are limited generally to engaging in those activities and making those investments that constitute the business of banking. These consist of activities and investments specifically permitted by federal law or deemed to be incidental to a specifically authorized power. Federal law generally prohibits national banks from making equity or real estate investments, other than investments in certain federal government corporations or entities, office premises, or in OREO for up to five years. They may invest in operating subsidiaries, of which they must own more than 50% of the voting (or similar type of controlling) interest, of the capital stock, in any amount and in bank service corporations, owned with other banks, up to the lesser of 10% of unimpaired capital and surplus and 5% of assets. Regulations of the OCC allow operating subsidiaries of national banks to engage in certain activities which are related to or incidental to the business of banking and which a national bank may not engage in directly.

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

Until recently, a national bank was permitted to branch only within the state in which its main office is located, subject to any more restrictive state law limits and OCC approval. Branches include any office at which deposits are received or from which checks are paid or money is lent. Total investment in office premises may not exceed the amount of a national bank's paid-in capital stock without OCC approval. Effective in June 1997, the Bank is permitted to merge or consolidate with a bank located in another state, unless that state has specifically prohibited such an interstate transaction.

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

National banks are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment, which evaluate actual lending and investment within a bank's designated service area, with particular emphasis on low-to-moderate income areas and borrowers, could limit the ability of a national bank to open a new branch or engage in a merger transaction.

Capital Requirements. The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the
capital requirements imposed on InterCounty.   The Bank was in compliance
with those capital requirements at December 31, 1997. See "Bank Holding Company Regulation - Capital Adequacy and Source of Strength."

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

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. National banks are prohibited from making a capital distribution to anyone or paying management fees to any person having control of the bank if, after such distribution or payment, the bank would be undercapitalized. All undercapitalized national banks must submit a capital restoration plan to the OCC within 45 days after it becomes undercapitalized. Such banks will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Any company controlling a national bank that is subject to a capital restoration plan must provide a limited performance guaranty of the plan. Furthermore, critically undercapitalized national banks must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at December 31, 1997, met the standards for the highest capital category, a well-capitalized national bank.

Dividend Limits. A national bank is prohibited from paying dividends if it would decrease its surplus below its level of paid-in-capital or if less than 1/10 of net profits for the preceding six months for a quarterly or semi-annual dividend, or the preceding year for an annual dividend, was transferred to surplus. In addition, the OCC must approve any dividend in property or any dividend that would increase total dividends during a calendar year to a level in excess of net profits for that year and retained net profits during the prior two years, less any required transfers to surplus or stock retirement funds. At December 31, 1997, the Bank had $7.7 million available to pay dividends.

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

Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limit, and the total of all such loans cannot exceed the national bank's capital and surplus for purposes of the lending limit. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the bank with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or under a program applicable to all Bank employees, and loans to executive officers are subject to additional limitations. The Bank was in compliance with such restrictions at December 31, 1997.

All transactions between national banks and their affiliates, including InterCounty, must comply with Sections 23A and 23B of the FRA. An affiliate of a national bank is any company or entity that controls, is controlled by or is under common control with the national bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a national bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the bank, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. The Bank was in compliance with these requirements and restrictions at December 31, 1997.

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

The SAIF deposits of Williamsburg obtained by the Bank in the Merger-Conversion, including the attributed growth factor, which were $15.1 million at December 31, 1997, remain insured in the SAIF. The Bank is a member of the BIF, and, at December 31, 1997, it had $314.3 million in deposits insured in the BIF. Deposit accounts are insured by the FDIC, up to the prescribed limits.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of each of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

Because the reserves of the BIF fund exceed the statutorily set minimum, assessments for healthy BIF institutions were significantly decreased in the last half of 1995. Because the SAIF reserves did not meet the minimum required, assessments paid by healthy institutions on deposits in the SAIF have exceeded those paid by healthy banks beginning in 1996.

Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks were required to pay the special assessment on only 80% of SAIF deposits held at that date. That legislation also required that BIF members begin to share the cost of prior thrift failures. As a result of the recapitalization of the SAIF and this cost sharing between BIF and SAIF members, FDIC assessments for healthy institutions during 1997 and 1998 have been set at $.013 per $100 in BIF deposits and $.064 per $100 in SAIF deposits.

The SAIF deposits of the Bank at March 31, 1995, totaled $14.2 million. The Bank paid a special assessment of $94,102 on November 27, 1996, which was accounted for and recorded as of September 30, 1996. Beginning in 1997, the Bank has paid FDIC assessments of $.064 on its deposits attributed to the SAIF and $.013 on its BIF deposits.

Federal Reserve System. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). Such regulations currently require that reserves of 3% be maintained against net transaction accounts up to $47.8 million (subject to an exemption of up to $4.7 million), and that reserves of 10% be maintained against that portion of total net transaction accounts in excess of $47.8 million. These percentages are subject to adjustment by the FRB. At December 31, 1997, the Bank was in compliance with its reserve requirements.


Federal Home Loan Banks

The Federal Home Loan Banks (the FHLBs), under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. The Bank became a member of the FHLB of Cincinnati in early 1994. To remain a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $4,013,000 at December 31, 1997.

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

An FHLB member that does not meet the qualified thrift lender ("QTL") test is eligible to receive FHLB advances if it holds FHLB stock equal to 5% of total advances divided by the percentage of qualified assets under the QTL test. The QTL test requires that either (a) 65% of the member's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and liquid assets in an amount not exceeding 20% of total assets) consist of qualified thrift investments on a monthly average basis in 9 out of 12 months or (b) 60% of the member's assets (on a tax basis) must consist of assets specified in the thrift test in the Internal Revenue Code of 1986, as amended, which includes residential, deposit and education loans and certain government obligations.

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

Item 2.  Description of Property

The following table sets forth certain information at December 31, 1997, regarding the properties on which the offices of the Bank are located:

                                    Owned                       Date
Location                          or leased                   acquired
--------                          ---------                   --------
48 North South Street
Wilmington, Ohio                    Owned                       1915

108 N. South Street
Wilmington, Ohio                    Owned                       1980

1334 Rombach Avenue
Wilmington, Ohio                    Owned                       1991

141 W. Main Street
New Vienna, Ohio                    Owned                       1967

114 N. Howard Street
Sabina, Ohio                        Owned                       1969

11 E. Washington Street
Sabina, Ohio                        Owned                       1969

125 Main Street
Blanchester, Ohio                   Owned                       1978

2248 Courseview Dr.
Mason, Ohio                         Owned                       1988

452 N. Main Street
Mt. Orab, Ohio                      Owned                       1981

120 S. Main Street
Georgetown, Ohio                    Owned                       1992

885 S. Main Street
Georgetown, Ohio                    Owned                       1992

733 Lila Avenue
Milford, Ohio                       Owned                       1991

244 W. Main Street
Williamsburg, Ohio                  Owned                       1993

7110 Bachman Road
Sardinia, Ohio                     Leased                       1994

201 East Main Street
Batavia, Ohio                       Owned                       1996

101 Harry Sauner Road
Hillsboro, Ohio                     Owned                       1997



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

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There were 1,546,338 common shares of InterCounty outstanding on December 31, 1997 held of record by approximately 377 shareholders. There is presently no active public trading market for InterCounty's shares, nor are the prices at which common shares have been traded published by any national securities association or quotation service. The Company's shares are quoted on the OTC Bulletin Board under the symbol "ICYB". Dividends per share declared in 1996 were $.14 in each of March, June, September and December. Dividends per share declared in 1997 were $.19 in each of March, June, September and December.


Item 6.  Selected Financial Data

The following table sets forth certain information concerning the consolidated financial condition, earnings and other data regarding InterCounty at the dates and for the periods indicated:

                                            December 31,
Statement of financial         1997      1996      1995      1994      1993
 condition and other data:            (Dollars in thousands)
Total amount of
  Assets                   $436,444  $380,607  $360,271  $289,267  $280,029
  Cash and due from banks    17,787    11,005    13,680    12,657    12,157
  Securities                123,139    88,831    90,760    57,265    60,032
  Loans receivable-net      274,950   266,596   239,863   205,593   190,727
  Deposits                  329,332   309,127   291,503   248,941   243,484
  Short-term borrowings      62,734    31,113    31,110     8,736     6,694
  Long-term debt                716       914     1,108     1,299     1,487
  Shareholders' equity       40,906    36,748    33,834    28,714    27,051
  Number of full service
   offices                       14        13        12        12        11


                                        Year ended December 31,
                               1997      1996      1995      1994      1993
Statement of income data:                   (In thousands)
  Interest and loan fee
   income                  $ 31,604   $28,824   $25,209   $19,935   $18,933
  Interest expense           15,481    13,815    11,469     7,795     7,482
                            -------    ------    ------    ------    ------
  Net interest income        16,123    15,009    13,740    12,140    11,451
  Provision for loan
   losses                       800       600       360       275       660
                            -------   -------    ------    ------    ------
  Net interest income
   after provision for
   loan losses               15,323    14,409    13,380    11,865    10,791
  Non-interest income         3,380     3,138     2,339       828     3,303
  Non-interest expense       11,488    10,827    10,103     9,881     9,472
                            -------    ------    ------    ------    ------
  Income before income
   taxes                      7,215     6,720     5,616     2,812     4,622
  Federal income taxes        2,243     1,858     1,591       617     1,513
                            -------    ------    ------    ------    ------
  Net income               $  4,972   $ 4,862   $ 4,025   $ 2,195   $ 3,109
                            =======    ======    ======    ======    ======


                                          Year ended December 31,
Selected financial ratios:     1997      1996      1995      1994      1993
Return on average equity      12.93%    13.91%    12.85%     7.87%    13.96%
Return on average assets       1.23      1.32      1.28       .78      1.16
Equity-to-assets ratio         9.37      9.66      9.39      9.93      9.66
Dividend payout ratio(1)      23.46     17.61     14.45     18.75         -
Ratio of non-performing
 loans to total loans(2)       0.31      0.36      0.21      0.41      0.17
Ratio of loan loss allowance
 to total loans                0.99      1.00      1.09      1.23      1.28
Ratio of loan loss allowance
 to non-performing loans(2)     316%      273%      507%      301%      761%
Pro forma earnings per
 share(3)                                                              $2.08
Earnings per share            $3.24     $3.18     $2.63     $1.44
Dividends declared
 per share                      .76       .56       .38       .27       .19
_________________________________

(1) Dividends paid per share divided by earnings per share.


                                    -36


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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 1997 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 1997 and 1996 and for the three years ended December 31, 1997.
In addition to the historical information contained herein with respect to InterCounty Bancshares, Inc. (the "Company"), and The National Bank and Trust Company (the "Bank"), the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include changes in the economy and interest rates in the nation and the Company's general market area.


RESULTS OF OPERATIONS

OVERVIEW
Net income for 1997 was $4.972 million, an increase of 2.3% from 1996. Net income per share was $3.24 in 1997 compared to $3.18 in 1996. Highlights include a 7.4% increase in net interest income, a 33.3% increase in the provision for loan losses to $800,000, an increase of 7.7% in non-interest income, and a 6.1% increase in non-interest expense. Operating earnings, which excludes securities transactions, the credit card sale premium, and income taxes, increased 9.6% from 1996. Performance ratios for 1997 included a return on average assets of 1.23% and a return on average equity of 12.93%.

              Table 1 - Selected Financial Highlights
                           (dollars in thousands)

                          1997      1996      1995      1994      1993
                      ------------------------------------------------

Net interest income   $ 16,123  $ 15,009  $ 13,740  $ 12,140  $ 11,451
Net income               4,972     4,862     4,025     2,195     3,109
Earnings per share        3.24      3.18      2.63      1.44
Pro forma earnings
 per share(1)                                                     2.08

AVERAGE BALANCES
Assets                $405,752  $367,926  $314,435  $281,355  $267,484
Loans                  274,372   256,761   218,552   205,531   177,084
Securities             102,896    85,867    71,816    58,619    66,712
Deposits               319,809   297,070   267,833   242,721   236,532
Shareholders' equity    38,443    34,957    31,327    27,900    22,274

RATIOS AND STATISTICS
Net interest margin       4.22%     4.33%     4.64%     4.61%     4.58%
Return on average
 assets                   1.23      1.32      1.28       .78      1.16
Return on average
 equity                  12.93     13.91     12.85      7.87     13.96
Loans to assets          63.63     70.75     67.73     72.05     68.11
Equity to assets          9.37      9.66      9.39      9.93      9.66
Total risk-based
 capital ratio           14.66     14.06     14.09     14.58     15.46
Efficiency ratio         59.80     59.95     62.94     68.62     69.36
Full service offices        14        13        12        12        11
Employees (full-time
 equivalent)               189       176       159       162       152
-----------------------

(1) Pro forma calculations are based upon pooled net income which includes an acquisition in December 1993. Common shares issued in the transaction are assumed to have been issued and outstanding since January 1, 1993. The income per share calculation includes adjustments relating to the investment of the proceeds from common shares issued in the merger conversion.

Net income for 1996 was $4.862 million, an increase of 20.8% from 1995.
About half of the increase is the result of a net after-tax gain of $215,000 on the sale of the Bank's credit card loan portfolio, and a historical tax credit of $214,000 for the renovations to the Bank's main office buildings. Other highlights include a 9.2% increase in net interest income, a 66.7% increase in the provision for loan losses to $600,000, an increase of 34.2% in non-interest income, and a 7.2% increase in non-interest expense. Operating earnings, which excludes securities transactions the credit card sale premium, and income taxes, increased 12.7% from 1995. Performance ratios for 1996 included a return on average assets of 1.32%, and a return on average equity of 13.91%, compared to 1.28% and 12.85% respectively, for 1995.

NET INTEREST INCOME
Net interest income increased to $16.1 million in 1997 from $15.0 million in 1996, an increase of 7.4%. Although average interest-earning assets increased $35.4 million (10.2%) from 1996, the Bank's yield on average interest-earnings assets decreased slightly to 8.28% in 1997 from 8.32% in 1996.

Interest and fees on loans increased 7.3% from last year as the average balance rose $17.6 million (6.9%) and the average yield increased from 8.73% in 1996 to 8.76% in 1997. During 1997 lending rates were fairly stable throughout the year. The prime rate began the year at 8.25%, increased
25 basis points to 8.50% in March, and remained at that level for the rest of 1997. The securities portfolio showed an increase in balances and a decrease in yield. The average balance of the securities portfolio increased $17.0 million (19.8%) from 1996, and the yield decreased from 7.24% to 7.11%. The securities portfolios experienced the maturity and call of higher yielding assets and the reinvestment of those funds in the lower rates that were available due to the flattening of the U.S. Treasury yield curve during 1997.

Average interest-bearing liabilities increased $33.5 million during 1997, and the cost increased slightly to 4.68% in 1997 from 4.64% in 1996. The increase in cost of funds was primarily due to increases in certificates over $100,000 and Federal Home Loan Bank borrowing. The net interest margin decreased to 4.22% in 1997 from 4.33% in 1996.

Net interest income increased to $15.0 million in 1996 from $13.7 million in 1995, an increase of 9.2%. The Bank's yield on average interest-earning assets decreased to 8.32% in 1996 from 8.51% in 1995. Average interest-earning assets increased $50.1 million (16.9%) from 1995. Interest and fees on loans increased 15.2% from 1995 to 1996 as the average balance rose $38.2 million (17.5%) and the average yield decreased from 8.90% in 1995 to 8.73% in 1996. During 1996 lending rates were fairly stable throughout the year. The prime rate began the year at 8.5%, decreased 25 basis points to 8.25% in early February, and remained at that level for the rest of 1996. The securities portfolio also showed an increase in balances and a decrease in yield. The average balance of the securities portfolio increased $14.1 million from 1995, and the yield decreased from 7.53% to 7.24%. Both the loan and security portfolios experienced the maturity of higher yielding assets and the reinvestment of those funds in the lower rates that were available during 1996.

Average interest bearing liabilities increased $46.5 million during 1996, and the cost increased slightly to 4.64% in 1996 from 4.57% in 1995. The increase in cost of funds was primarily due to movement from savings accounts to higher yielding money market accounts. The net interest margin decreased to 4.33% in 1997 from 4.64% in 1996.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $800,000 in 1997, an increase of $200,000 from the $600,000 provision recorded in 1996,which was an increase of $240,000 from the provision recorded in 1995. Net charge-offs in 1997 were $725,000, compared to $558,000 in 1996 and $277,000 in 1995. The increased provision in 1997 and 1996 was in response to a 6.9% and 17.5% increase in average loans for those years, and also increases in the amount of net charge-offs in those years. The ratio of the allowance for loan losses as a percent of total loans was .99% in 1997, 1.00% in 1996, and 1.09% in 1995.

                             Table 2 - Non-Interest Income
                                    (in thousands)

                                     Percent                 Percent
                                    of average              of average
                           1997       assets      1996        assets
                       -----------------------------------------------
Service charges on
 deposits                $1,263       0.31%     $1,099        0.30%
Other service charges       287       0.07         307        0.08
Trust income                927       0.23         733        0.20
Net securities gains        300       0.07          86        0.02
Other                       603       0.15         913        0.25
                          -----       ----       -----        ----
  Total non-interest
   income                $3,380       0.83%     $3,138        0.85%
                          =====       ====       =====        ====


                                     Percent
                                    of average
                           1995       assets
                       -----------------------
Service charges on
 deposits                $  982       0.31%
Other service charges       290       0.09
Trust income                660       0.21
Net securities gains         23       0.01
Other                       384       0.12
                          -----       ----
  Total non-interest
   income                $2,339       0.74%
                          =====       ====

NON-INTEREST INCOME
Table 2 details the components of non-interest income and how they relate each year as a percent of average assets. Total non-interest income was $3.4 million in 1997, $3.1 million in 1996, and $2.3 million in 1995. Non-interest income, excluding securities gains and losses, represents a ratio of .76% of average assets in 1997, .83% in 1996, and .73% in 1995. Service charges and fees have increased over the last three years from $1.0 million to $1.1 million and $1.3 million due to increased charges and growth in the number of accounts; however, the ratio of service charges and fees to average assets has remained fairly consistent during this period. Trust income increased 26.5% in 1997, and 11.0% in 1996 due to increases in both the number of accounts and the amount of funds under management. At December 31, 1997, total assets in the Trust Department were approximately $174 million, compared to $150 million and $129 million at December 31, 1996 and 1995, respectively. Net securities gains were $300,000 in 1997, compared to net gains of $86,000 in 1996, and net gains of $23,000 in 1995. Late in the fourth quarter of 1996, the Bank sold its credit card loan portfolio and recorded a net gain of $326,000.

Also late in 1996 the Bank began installing cash dispensing units in convenience stores. Additional installations continued throughout 1997 with a total of 86 machines at year end. The 1997 operating results for this new segment of the Bank's business were total fees of $218,000 and a net loss before taxes, which is included in other non-interest income, of $155,000. Included in the net loss is depreciation expense of $138,000.

                              Table 3 - Non-Interest Expense
                                     (in thousands)

                                     Percent                 Percent
                                    of average              of average
                           1997       assets      1996        assets
                       -----------------------------------------------
Salaries                $ 4,943       1.22%    $ 4,423        1.20%
Benefits                    897       0.22         984        0.27
Equipment                 1,185       0.29         941        0.26
Occupancy                   672       0.16         652        0.18
Deposit insurance            47       0.01         104        0.03
State franchise tax         553       0.14         492        0.13
Legal, audit and
 professional               353       0.09         368        0.10
Marketing                   273       0.07         266        0.07
Other                     2,565       0.63       2,597        0.70
                         ------       ----      ------        ----
  Total non-interest
   expense              $11,488       2.83%    $10,827        2.94%
                         ======       ====      ======        ====


                                     Percent
                                    of average
                           1995       assets
                       -----------------------
Salaries                $ 4,111       1.31%
Benefits                  1,147       0.36
Equipment                   815       0.26
Occupancy                   557       0.18
Deposit insurance           303       0.10
State franchise tax         445       0.14
Legal, audit and
 professional               337       0.11
Marketing                   238       0.07
Other                     2,150       0.68
                         ------       ----
  Total non-interest
   expense              $10,103       3.21%
                         ======       ====

NON-INTEREST EXPENSE
Table 3 details the components of non-interest expense and how they relate each year as a percent of average assets. Total non-interest expense has increased from $10.1 million in 1995, to $10.8 million in 1996, and to $11.5 million in 1997. These figures represent a percent of average assets of 3.21% in 1995, 2.94% in 1996, and 2.83% in 1997. The improvement during 1997 was due primarily to reductions in benefits expense, deposit insurance premiums, and outside data processing. The rest of the categories of expense remained about the same as 1996 as a percent of average assets. Improvements during 1996 were achieved through a 17.0% increase in average assets from 1995 while these expenses increased only 7.2% from 1995.

Personnel expense (salaries, pensions and benefits), which is the largest component of non-interest expense, increased to $5.8 million in 1997, but decreased as a percent of average assets. Personnel expense increased to $5.4 million in 1996 from $5.3 million in 1995 but also decreased as a percent of average assets between those two years. The average number of full-time equivalent employees increased from 163 in 1995 to 172 in 1996 and to 183 in 1997. Salaries expense in 1997 increased 11.8%, but benefits expense decreased 8.8% from 1996. In 1997 the Board of Directors and the participants in the InterCounty Bancshares, Inc. Nonqualified Stock Option Plan agreed to eliminate the optionee's right to require the Company to repurchase option shares at book value. Accordingly, the Company discontinued accruing compensation expense for the plan in 1997. In 1996 and 1995, compensation expense under the plan was $173,000 and $205,000, respectively.

Deposit insurance for 1997 was 55.2% less than 1996. During the third quarter of 1996, the Bank incurred a one-time assessment of $97,000 for deposits obtained by the Bank in 1993 when it merged with The Williamsburg Building & Loan Company. A one-time assessment was levied on all financial institutions holding deposits insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Company (The "FDIC") based on the amount of such deposits held. Premiums for the second half of 1995 and all of 1996 were also significantly reduced for most banks. This resulted in a net 65.7% reduction in this expense during 1996 compared to 1995.

Most other non-interest expense categories have remained about the same as a percent of average assets from 1995 to 1997.  Equipment expense has been
 .29%, .26%, and.26% of average assets for the years 1997, 1996 and 1995,
respectively.   The higher level in 1997 was due to the expansion of the
computer network throughout the Bank and the opening of branch offices in Batavia in 1996 and Hillsboro in 1997. Occupancy expense was .17% of average assets in 1997 and .18% of average assets for 1996 and 1995. The state franchise tax increased in all three years as a result of the increase in capital, on which it is based, and has remained about the same as a percent of average assets. Legal, audit and professional expense decreased slightly as a percent of average assets to .09% in 1997 compared to .10% in

1996, and .11% in 1995.  Other expense as a percent of average assets was
 .63% in 1997, .70% in 1996, and .68% in 1995. Outside data processing in 1997 was reduced $102,000 from 1996 primarily as a result of the sale of the credit card portfolio.

INCOME TAXES
The effective tax rates for 1997, 1996 and 1995 were 31.1%, 27.6% and 28.3%, respectively. Tax expense in 1996 was reduced by a $214,000 rehabilitation tax credit for renovations to the Bank's main office.

FINANCIAL CONDITION

ASSETS
Average total assets increased 10.2% during 1997 to $405.8 million. Average interest-earning assets increased 10.2%, and remained at 94% of total assets, the same as the last two years.

SECURITIES
Average securities as a percent of assets was 22.8% in 1995, 23.3% in 1996, and grew to 25.4% in 1997. The securities portfolio at December 31, 1997 consisted of $112.0 million of securities available for sale and $11.2 million of securities that management intends to hold to maturity. The available-for-sale portion of the portfolio is generally structured into a five-year ladder of cash flows that will allow the Bank to take advantage of rising market rates or to lock in rates should market rates stay stable or fall. Mortgage-backed securities provide a regular monthly cash flow available for reinvestment at current rates. During 1996 and 1997 the majority of the additions to the portfolio have been in medium-term callable U.S. Agency bonds and mortgage-backed securities with projected average lives of three to seven years. During the fourth quarter of 1997, the Bank purchased approximately $4.6 million of 15-20 year maturity tax exempt securities. Also during the fourth quarter of 1997, the Bank purchased $30 million of U.S. Agency mortgage-backed securities with funds borrowed from the Federal Home Loan Bank at an anticipated spread of 150 basis points before tax. The portfolio has approximately $1.2 million of net appreciation over the amortized cost at December 31, 1997.

LOANS
Table 4 shows loans outstanding at period end by type of loan. Average total loans as a percent of average assets was 69.5% in 1995, 69.8% in 1996, and 67.6% in 1997. The portfolio composition has stayed relatively the same during the three-year period. Commercial and industrial loans grew from $47.0 million in 1995 to $58.0 million in 1996 and to $63.7 million in 1997, primarily as a result of increased origination of working capital and equipment loans. Management anticipates moderate growth in the commercial and industrial loan portfolio. The growth in residential real state loans during 1997 was the result of the Bank originating loans locally through the branch network. The Bank currently sells the majority of fixed-rate residential real estate loans originated, while holding the adjustable-rate loans in the portfolio principally to manage interest rate risk. The decision to hold or sell fixed-rate residential real estate loans is made at the time the loan is originated. Management has no intention to sell real estate loans once they are placed in the portfolio. New and used automobile loans have been the emphasis in the installment area, although the Bank has reduced its efforts to originate installment loans due to increased competition and narrowing interest rate spreads. The amount of installment loans outstanding has decreased from $81.0 million at the end of 1996 to $79.1 million at the end of 1997, and from 30% of the portfolio at December 31, 1996 to 28% at December 31, 1997.

The general economy of the Bank's market area has been stable to good for the past several years. The Bank has experienced an increase in automobile lending, residential real estate lending, and commercial lending, both real estate and industrial, because of the general economic conditions and the movement of the Bank into new markets, such as Clermont County. The Bank focused its commercial lending on small to medium-sized companies in its market area, most of which are companies with long established track records. As of December 31, 1997, the percent of fixed-rate loans to total loans was 45%, of which 82% mature within five years.

                                     Table 4 - Loan Portfolio
                                          (in thousands)
                                          at December 31,

                                    1997                 1996
                                        Percent of            Percent of
                              Amount      Total     Amount       Total
                           ---------------------------------------------
Commercial and industrial   $ 63,661        23%   $ 57,985         22%
Commercial real estate        30,835        11      31,118         11
Agricultural                  18,387         7      16,304          6
Residential real estate       82,838        30      79,761         30
Installment                   79,115        28      81,033         30
Credit card                        -         -           -          -
Other                          2,097         1       2,228          1
Deferred net origination
 costs                           778         -         853          -
                             -------       ---     -------        ---
     Total                  $277,711       100%   $269,282        100%
                             =======       ===     =======        ===







                                    1995                 1994
                                        Percent of            Percent of
                              Amount      Total     Amount       Total
                           ---------------------------------------------

Commercial and industrial   $ 46,952        19%   $ 43,254         21%
Commercial real estate        27,274        11      27,049         13
Agricultural                  14,515         6      12,451          6
Residential real estate       79,355        33      57,243         27
Installment                   68,821        29      63,572         31
Credit card                    3,268         1       2,303          1
Other                          1,561         1       1,659          1
Deferred net origination
 costs                           761         -         623          -
                             -------       ---     -------        ---
     Total                  $242,507       100%   $208,154        100%
                             =======       ===     =======        ===

                                    1993
                                        Percent of
                              Amount      Total
                           ------------------------

Commercial and industrial   $ 32,919        17%
Commercial real estate        25,351        13
Agricultural                  12,822         7
Residential real estate       59,639        31
Installment                   58,301        30
Credit card                    1,979         1
Other                          1,628         1
Deferred net origination
 costs                           562         -
                             -------       ---
     Total                  $193,201       100%
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

Loan quality has been good over the last five years as net charge-offs as a percent of average loans has averaged .17% and was .26% in 1997. The allowance for loan losses is .99% of total loans as of December 31, 1997, and has ranged from 1.00% to 1.28% for the previous four years. The Bank does not allocate the allowance for loan losses to specific types of loans.

In assessing the adequacy of the allowance for loan losses, the Bank considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) a specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to anticipated portfolio growth, economic conditions and portfolio risk. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

Non-accrual loans for the last five years are listed in Table 5. The amount in this category decreased to $509,000 from $535,000 in 1996, and was $314,000 in 1995. The 1995 included eight loans, all of which were secured by real estate, six with first mortgages, and two with second mortgages. All of the 1995 loans were resolved as expected, and the Bank's recorded loss was $27,000. The 1996 amount consisted of nine loans, most of which were secured with real estate. During 1997 all but one of the 1996 loans were resolved and the Bank's recorded loss was $96,000. The remaining unresolved loan had a balance of $144,000 and remains on non-accrual status. The 1997 amount of $509,000 consisted of the remaining 1996 loan and nine other loans. Most are collaterized with first mortgages, one with a second mortgage, and three with both equipment and second mortgages as collateral. All but four are expected to be resolved this year, and those four are expected to be long-term workouts. The anticipated aggregate loss in 1998 from these loans is $60,000. As of December 31, 1997, management knew of no significant loans not disclosed herein that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

                           Table 5 - Allowance for Loan Losses
                                      (in thousands)

                        1997      1996      1995      1994      1993
                     -------------------------------------------------
Allowance for loan
 losses               $2,761    $2,686    $2,644    $2,561    $2,474
Provision for loan
 losses                  800       600       360       275       660
Net charge-offs          725       558       277       188       186

Non-accrual loans        509       535       314       239        77
Loans 90 days or more
 past due                241        90       208       402        43
Renegotiated loans         -         -         -       211       205
Other real estate
 owned                   125       358         -         -         -
                       -----     -----     -----     -----     -----
Total non-performing
 assets                  875       983       522       852       325





RATIOS
Allowance to total
 loans                  0.99%     1.00%     1.09%     1.23%     1.28%
Net charge-offs to
 average loans          0.26      0.22      0.13      0.09      0.11
Non-performing assets
 to total loans and
 other real estate
 owned                  0.31      0.36      0.21      0.41      0.17

OTHER ASSETS
Beginning in the fourth quarter of 1996 and during 1997 the Bank has been installing cash dispenser machines in convenience stores and super markets. There were 86 machines located in Ohio, Kentucky, and Indiana at the end of The Bank's investment in this segment of business includes $1.2 million in equipment and $2.3 million in cash to supply the machines. The Bank anticipates installation of another 40 machines in 1998. The Bank charges a fee for withdrawals from anyone who does not have a transaction account with the Bank. The Bank recorded a net loss on this segment of business for 1997 of $155,000 before taxes, and anticipates a smaller net loss for 1998 if the 40 new installations are accomplished. The Bank's experience indicates a six-to-twelve-month period before a machine begins covering costs, depending on transaction volume. Other sources of revenue, including advertising, stamps, and coupons, are being pursued that would help the profitability of this segment of business.

DEPOSITS
Table 6 presents a summary of period end deposit balances. As rates began rising in 1994, savings accounts dropped to 20% of total deposits from 24% in 1993. These funds flowed into time certificates as consumers began locking in higher rates. This trend continued from 1995 through 1997 as savings accounts decreased in amounts and percent of deposits. Money market accounts rose to 7% of deposits in 1995, and then to 9% of deposits in 1996 and 1997, as a result of adding a third and higher interest rate tier for large balance accounts. Certificates of $100,000 or more rose 8% of deposits in 1997 from 6% in 1996 as a result of a slightly more aggressive pricing strategy in our market area for this type of funds.

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

                                    Table 6 - Deposits
                                      (in thousands)
                                      at December 31,
                       1997              1996              1995
                         Percent of         Percent of        Percent of
                  Amount   Total    Amount    Total    Amount   Total
                --------------------------------------------------------
Demand          $ 38,662    12%   $ 35,731     12%   $ 36,188    12%
NOW               53,386    16      49,030     16      45,927    16
Savings           34,445    11      35,687     11      37,562    13
Money market
 deposits         29,721     9      28,009      9      20,465     7
CD's less than
 $100,000        146,005    44     141,680     46     130,062    45
CD's greater
 than $100,000    26,899     8      18,788      6      21,110     7
Other                214     -         203      -         189     -
                 -------   ---     -------    ---     -------   ---
 Total          $329,332   100%   $309,128    100%   $291,503   100%
                 =======   ===     =======    ===     =======   ===

                     1994               1993
                         Percent of         Percent of
                  Amount   Total    Amount    Total
                --------------------------------------

Demand          $ 30,591    12%   $ 27,419     11%
NOW               46,184    19      46,686     19
Savings           49,025    20      58,350     24
Money market
 deposits          5,185     2       4,504      2
CD's less than
 $100,000        103,591    41      91,014     38
CD's greater
 than $100,000    14,219     6      15,325      6
Other                146     -         186      -
                 -------   ---     -------    ---
 Total          $248,941   100%   $243,484    100%
                 =======   ===     =======    ===

CAPITAL
The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. Through the end of 1994, dividends had been declared and paid on a semi-annual basis in June and December of each year. During the five years ended in 1994, the dividend rate increased nine out of ten payments. Beginning in 1996, the Board of

Directors began to pay dividends on a quarterly basis. The dividend rate was increased over 40% in both 1995 and 1996, and over 35% in 1997. The Company's equity-to-assets ratio at December 31, 1997, was 9.4%. As of that same date, tier 1 risk-based capital was 13.7%, and total risk-based capital was 14.7%. The minimum tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

LIQUIDITY
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash need, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at December 31, 1997, was 84.3%, compared to 87.1% at the same date in 1996. Loans to deposits plus other borrowings was 70.8% at the end of 1997, compared to 79.1% at the same time last year. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 55% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 92% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

MARKET RISK MANAGEMENT
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to interest rate risk, exchange rate risk, equity price risk and commodity price risk. The Bank does not maintain a trading account for any class of financial instrument, and is not currently subject to foreign currency exchange rate risk, equity price risk or commodity price risk. The Bank's market risk is composed primarily of interest rate risk.

The Bank's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Bank and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are approved by the Bank's Board of Directors. The primary goals of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored on a monthly basis through asset/liability management committee meetings. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income under different rate scenarios. The interest rate gap analysis
(Table 7), quantifies the asset/liability static sensitivity as of December 31, 1997. As shown, the Bank was liability sensitive for periods through six months, slightly asset sensitive six months to one year, and significantly asset sensitive within the one- to five-year period. The cumulative gap as a percent of total assets through one year is (10.6)%.
The entire balance of interest-bearing demand deposits and money market deposit accounts are included in the first gap period. Although these deposits may be repriced or withdrawn in a relatively short period of time, they have been a stable base of retail core deposits for the Bank. In addition, their sensitivity to changes in interest rates is much less than some other deposits, such as certificates of deposit over $100,000.
Savings accounts because of their susceptibility to being withdrawn and invested into time certificates, as the Bank experienced during 1994 through 1997, are scheduled to run off at fifteen percent per year.

In the Bank's simulation models, each asset and liability category's sensitivity to changes in interest rates is estimated. The effects on net interest income are then projected based on a stable, rising and falling rate scenario and analyzed on a monthly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Bank's current one-year simulation models under stable rates indicate a decline of 14 basis points in yields on earning assets and also a 14 basis point decline in the cost of interest-bearing liabilities. This will have a slightly positive effect on projected interest margin for the next twelve months.

Simulation models performed where rates are increased or decreased by 300 basis points gradually over a one-year period have resulted in a 5.3% increase in net interest income under rising rates, and a 5.5% decrease in net interest under falling rates. Neither of these projections would be considered a significant change under a 300 basis point rate change model and are well within ALCO guidelines of 10%. The model includes assumptions to the sensitivity to rate changes and changes in the cash flows for most of the assets and liability categories under different rate scenarios. For example, certain deposit rates generally doe not move up or down as quickly or to the same extent as loan rates. Also cash flows for mortgage-backed securities and real estate loans could be different at different rate levels.

                           Table 7 - Interest Rate Gap Analysis
                                       (in thousands)
                                    at December 31, 1997

                               0-3     3-6      6-12     1-5       5+
                    Total     Months  Months   Months   Years    Years
                  -----------------------------------------------------

Loans (1)          $277,711 $ 82,667 $ 21,079 $ 37,772 $117,761 $18,432
Securities held
 for sale (2)       111,975   24,306    5,310   10,082   51,433  20,844
Securities held to
 maturity            11,164    2,124      844    2,607    3,781   1,808
Federal funds sold    4,176    4,176        -        -        -       -
Deposits in banks     1,538    1,538        -        -        -       -
                    -------  -------   ------   ------  -------  ------
  Total earning
    assets          406,564  114,811   27,233   50,461  172,975  41,084
                    -------  -------   ------   ------  -------  ------

Savings              34,445    1,289    1,289    2,365   20,629   8,873
NOW and MMDA         83,107   83,107        -        -        -       -
CD's less than
 $100,000           146,007   38,869   27,842   27,397   51,185     714
CD's $100,000
 and over            26,899    7,894   10,319    4,768    3,918       -
Other time deposits     212        -        -      212        -       -
Short-term
 borrowings          62,734   24,534    2,200    6,000    30,000      -
Long-term debt          716      716        -        -        -       -
                    -------  -------   ------   ------  -------  ------
  Total interest-
    bearing funds   354,120  156,409   41,650   40,742  105,732   9,587
                    -------  -------   ------   ------  -------  ------

Period gap           52,444  (41,598) (14,417)   9,719   67,243  31,497
Cumulative gap            -  (41,598) (56,015) (46,296)  20,947  52,444as a percent
 of assets            12.02%   (9.53)% (12.83)% (10.61)%   4.80%  12.02%

(1) Excludes adjustments for deferred net origination costs and allowance for losses.
(2) At amortized cost.

The Bank's resulting increase in projected net interest income in a rising rate environment and decrease in projected net interest income in a falling interest rate environment, even though the Bank is liability sensitive, means that its interest-earning assets are repricing quicker and to a greater extent than its interest-bearing liabilities. The Bank has not experienced the level of earnings volatility that could be indicated by its gap position, as evidenced by the stability of the net interest margin over the past five years, ranging from 4.22% to 4.58%. Reacting to changes in economic conditions, interest rates and market forces, the Bank has been able to alter the mix of short-term and long-term loans and investments, and increase or decrease the emphasis on fixed-and variable-rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Bank has been able to maintain a fairly stable flow of net interest income. Table 8 provides information about the Bank's market sensitive financial instruments other than cash and cash equivalents, FHLB and Federal Reserve Bank Stock and demand deposit accounts as of December 31, 1997.

                    Table 8 - Financial Instruments Market Risk
                                     (in thousands)
                                  At December 31, 1997


                                  1998      1999      2000      2001
                              ----------------------------------------

Fixed rate loans              $ 37,632    $28,781   $20,060   $13,145
   Average interest rate          8.84%      8.94%     9.04%     8.87%

Adjustable rate loans          103,932     14,589    18,016     9,726
   Average interest rate          8.99       8.12      8.46      8.05

Securities                      45,273     16,187    17,155    11,472
   Average interest rate          6.73       7.43      7.03      6.82

Interest-bearing deposits      205,415     42,433    18,678     6,655
   Average interest rate          4.37       5.61      5.14      3.50%

Other borrowed funds            32,734     30,000         -         -
   Average interest rate          5.32       5.71         -         -





                                           Later                Fair
                                  2002     Years     Total     Value
                              ----------------------------------------
Fixed rate loans               $ 7,053    $17,428   $124,099  $126,455
   Average interest rate          8.85%      8.81%      8.90%

Adjustable rate loans            6,393        959    153,614   153,897
   Average interest rate          8.69       5.42       8.75

Securities                      10,400     22,652    123,139   123,599
   Average interest rate          6.81       6.88       6.91

Interest-bearing deposits        7,966      9,586    290,733   291,890
   Average interest rate          4.36       3.04       4.54

Other borrowed funds                 -          -     62,734    62,734
   Average interest rate             -          -       5.51


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


YEAR 2000
As with all financial institutions, the Bank's operations rely extensively on computer systems. The Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 correctly. A project team of Bank employees has been assembled to review and attain certification for all the computer systems in use in the Bank. This will be accomplished either through internal evaluation and testing, or verifiable documentation from the vendors of specific software. At this time, the Bank has not identified any significant specific expenses which are reasonably likely to be incurred in connection with this issue and does not expect to incur significant expense to implement corrective measures. The Bank expects to be substantially completed with this project by the end of 1998 and will be in a better position to estimate its impact on the financial results of the Company.

EFFECT OF RECENT ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996, encouraged but did not require, adoption of a fair-value-based accounting method for employee stock options. Management elected to continue to recognize compensation cost using the intrinsic-value-based method of accounting in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The nature of the Company's agreement with optionees prior to 1997 was such that the accounting treatment was the same under both pronouncements. Prior to 1997, compensation cost was recorded because the Company had a contingent obligation to repurchase the shares. During 1997, all outstanding option agreements were revised, eliminating the Company's contingent obligation. Because recording compensation cost is no longer appropriate under APB No. 25, beginning in 1997 the Company is disclosing the pro forma information required by SFAS No. 123.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of [SFAS] Statement No. 125," provides accounting and reporting standards to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. Provisions of SFAS No. 125 were adopted January 1, 1997 with no effect on the consolidated financial statements. It is not expected to have a material impact on the consolidated financial statements in 1998 when all provisions of the statements are effective.

SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, requires companies to report comprehensive income. Upon adoption, the Company will report net income and unrealized gains and losses on securities available for sale, net of tax as components of comprehensive income.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires financial and descriptive information about operating segments of a business. The statement also requires companies to report revenues for each major product and service. It is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 will result in additional financial statement disclosures, with no effect on the Company's reported consolidated financial position or net income.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997, revises current disclosure requirements. It does not change the measurement or recognition of the obligation or costs associated with employer provided postretirement benefits. The effects of this statement are limited to defined benefit plans. The Company terminated its only defined benefit plan in 1997 and, accordingly, this statement will not change the nature of its postretirement benefit disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See "Market Risk Management" in Item 7, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data


                           - I N D E X -


                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           58

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       59

     Consolidated Statements of Income                                 61

     Consolidated Statements of Changes in
       Shareholders' Equity                                            63

     Consolidated Statements of Cash Flows                             65

     Notes to Consolidated Financial Statements                        67

To the Shareholders and Board of Directors
InterCounty Bancshares, Inc.
Wilmington, Ohio


We have audited the accompanying consolidated balance sheets of InterCounty Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterCounty Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                              /s/ J.D. CLOUD & CO. L.L.P.
                                              Certified Public Accountants

Cincinnati, Ohio
January 29, 1998

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                        CONSOLIDATED BALANCE SHEETS
December 31                                                    (thousands)
                                                             1997        1996
ASSETS:
Cash and due from banks                                  $ 17,787    $ 11,005
Federal funds sold                                          4,176       1,016
Other short term investments                                1,538         126
                                                          -------     -------
     Total cash and cash equivalents                       23,501      12,147

Securities available for sale, at market value            111,975      81,368
Securities held to maturity (market value-$11,624
 in 1997 and $8,061 in 1996)                               11,164       7,463
                                                          -------     -------
     Total securities                                     123,139      88,831

Loans                                                     277,711     269,282
  Less-allowance for loan losses                            2,761       2,686
                                                          -------     -------
     Net loans                                            274,950     266,596

Premises and equipment                                     10,503       8,653
Earned income receivable                                    3,691       3,308
Other assets                                                  660       1,072
                                                          -------     -------
TOTAL ASSETS                                             $436,444    $380,607
                                                          =======     =======







LIABILITIES:
Demand deposits                                          $ 38,662    $ 35,731
Savings, NOW, and money market deposits                   117,552     112,726
Certificates $100,000 and over                             26,899      18,788
Other time deposits                                       146,219     141,883
                                                          -------     -------
     Total deposits                                       329,332     309,128

Short-term borrowings                                      62,734      31,113
Long-term debt                                                716         914
Other liabilities                                           2,756       2,704
                                                          -------     -------
TOTAL LIABILITIES                                         395,538     343,859
                                                          -------     -------

SHAREHOLDERS' EQUITY:
Preferred shares-no par value, authorized
 100,000 shares; none issued                                    -           -
Common shares-no par value, authorized
 3,000,000 shares; issued 1,909,475 shares                  1,000       1,000
Surplus                                                     7,426       7,246
Net unrealized gain on securities available for sale          515         424
Unearned ESOP shares, at cost                                (620)       (732)
Retained earnings                                          35,674      31,869
Treasury shares, at cost, 363,137 shares in 1997
 and 369,436 shares in 1996                                (3,125)     (3,059)
                                                          -------     -------
TOTAL SHAREHOLDERS' EQUITY                                 40,906      36,748
                                                          -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $436,444    $380,607
                                                          =======     =======

The accompanying notes to financial statements are an integral part of these statements.


InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                       CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31           (thousands, except per common share data)
                                            1997         1996         1995
INTEREST INCOME:
Interest and fees on loans               $24,039      $22,413      $19,449
Interest on securities available
 for sale-taxable                          6,699        5,583        4,569
Interest on securities held to maturity-
   Non-taxable                               621          632          838
Interest on deposits in banks                 45            9            7
Interest on federal funds sold               200          187          346
                                          ------       ------       ------
      TOTAL INTEREST INCOME               31,604       28,824       25,209
                                          ------       ------       ------
INTEREST EXPENSE:
Interest on deposits-
 Interest on savings, NOW and
  money market deposits                    3,321        3,020        2,637
 Interest on time certificates
  $100,000 and over                        1,394        1,069        1,119
 Interest on other deposits                8,307        7,942        6,992
                                          ------       ------       ------
     Total Interest on Deposits           13,022       12,031       10,748
Interest on short-term borrowings          2,386        1,699          613
Interest on long-term debt                    73           85          108
                                          ------       ------       ------
     TOTAL INTEREST EXPENSE               15,481       13,815       11,469
                                          ------       ------       ------
NET INTEREST INCOME                       16,123       15,009       13,740
Provision for loan losses                    800          600          360
                                          ------       ------       ------
     NET INTEREST INCOME AFTER
      Provision for loan losses           15,323       14,409       13,380
                                          ------       ------       ------
NON-INTEREST INCOME:
Trust income                                 927          733          660
Service charges on deposits                1,263        1,099          982
Other service charges and fees               287          307          290
Securities gains                             300           86           23
Other                                        603          913          384
                                          ------       ------       ------
     TOTAL NON-INTEREST INCOME             3,380        3,138        2,339
                                          ------       ------       ------






NON-INTEREST EXPENSE:
Salaries                                   4,943        4,423        4,111
Pension and benefits                         897          984        1,147
Equipment                                  1,185          941          815
Occupancy                                    672          652          557
Deposit insurance                             47          104          303
State franchise tax                          553          492          445
Marketing                                    273          266          238
Other                                      2,918        2,965        2,487
                                          ------       ------       ------
     TOTAL NON-INTEREST EXPENSE           11,488       10,827       10,103
                                          ------       ------       ------
INCOME BEFORE INCOME TAX                   7,215        6,720        5,616
Provision for income tax                   2,243        1,858        1,591
                                          ------       ------       ------
     NET INCOME                          $ 4,972      $ 4,862      $ 4,025
                                          ======       ======       ======

Earnings per common share                $  3.24      $  3.18      $  2.63

Earnings per common share-assuming
  dilution                               $  3.16      $  3.11      $  2.59

The accompanying notes to financial statements are an integral part of these statements.


InterCounty Bancshares, Inc. and
The National Bank & Trust Company

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               (thousands)

                                 Net                  Retained
                              Unrealized   Unearned   Earnings       Total
                              Securities     ESOP     Less Cost     Share-
              Common            Gains       Shares,  of Treasury    holders'
              Shares  Surplus  (Losses)     at Cost     Shares       Equity
Balance
 January 1,
 1995         $1,000  $7,143   $  (109)    $  (970)    $21,650      $28,714

Net income                                               4,025        4,025
Dividends
 declared
 ($0.38 per
 share                                                    (580)        (580)
Treasury
 shares
 purchased                                                 (94)         (94)
Stock
 options
 exercised               71                                 49          120
ESOP
 shares
 earned                  10                   125                       135
Net changes
 in unrealized
 gains
 (losses) on
 securities
 for sale                       1,514                                 1,514
               -----   -----    -----        -----      -------      -------
Balance
 December 31,
 1995          1,000   7,224    1,405         (845)     25,050       33,834

Net income                                               4,862        4,862
Dividends
 declared
 ($0.56 per
  share)                                                  (856)        (856)







Treasury
 shares
 purchased                                                (249)        (249)
Stock options
 exercised                 3                                 3            6
ESOP shares
 earned                   19                   113           -          132
Net changes
 in unrealized
 gains (losses)
 on securities
 available for
 sale                            (981)                                 (981)
               -----   -----    -----        -----      ------       ------
Balance
 December 31,
 1996          1,000   7,246      424         (732)     28,810       36,748

Net income                                               4,972        4,972
Dividends
 declared
 ($0.76 per
 share)                                                 (1,167)      (1,167)
Treasury
 shares
 purchased                                                (172)        (172)
Stock options
 exercised               188                               106          294
ESOP shares
 earned                   28                   112                      140
Net changes
 in unrealized
 gains (losses)
 on securities
 available for
 sale                              91                                    91
               -----   -----    -----        -----      ------       ------
Balance
 December 31,
 1997         $1,000  $7,462   $  515       $ (620)    $32,549      $40,906
               =====   =====    =====        =====      ======       ======

The accompanying notes to financial statements are an integral part of these statements.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31                                   (thousands)
                                                   1997       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 4,972    $ 4,862    $ 4,025
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                   1,073        791        677
  Provision for loan losses                         800        600        360
  Provision for deferred taxes                      328        (61)       (46)
  Net accretion of discount on
   securities                                      (236)      (353)      (566)
  Realized gains on securities
   available for sale                              (300)       (86)       (23)
  Gain on sale of other assets                        -       (344)         -
  Increase in income receivable                    (383)       (60)      (753)
  Decrease (increase) in other assets               132       (112)        90
  Increase (decrease) in interest payable            10        (42)       419
  Increase (decrease) in accrued taxes and
   other liabilities                               (366)       336        625
  FHLB stock dividends                             (240)      (209)       (73)
  ESOP shares earned                                140        132        135
                                                -------    -------    -------
       NET CASH PROVIDED BY
        OPERATING ACTIVITIES                      5,930      5,454      4,870
                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities
  available for sale                              6,480      5,395      1,500
 Purchases of securities available
  for sale                                      (85,614)   (27,263)   (50,617)
 Proceeds from maturities of securities
  available for sale                             49,313     22,129     15,137
 Proceeds from maturities of securities
  held to maturity                                1,030        830      3,441
 Purchases of securities held to maturity        (4,604)         -          -
 Net increase in loans                           (9,240)   (31,203)   (34,630)
 Proceeds from sale of credit card loans              -      4,241          -
 Purchases of premises and equipment             (2,544)    (2,189)    (1,742)
 Proceeds from sale of equipment                      -         18          -
                                                -------    -------    -------
      NET CASH USED IN INVESTING
       ACTIVITIES                               (45,179)   (28,042)   (66,911)
                                                -------    -------    -------





CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                        20,204     17,624     42,562
 Repayment of capital lease obligation              (90)       (86)       (83)
 Cash dividends paid                             (1,089)      (795)      (549)
 Net increase in short-term borrowings           31,621          3     22,374
 Repayment of ESOP debt                            (108)      (108)      (108)
 Proceeds from stock options exercised              237          6        120
 Purchase of treasury shares                       (172)      (249)       (94)
                                                -------    -------    -------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                50,603     16,395     64,222
                                                -------    -------    -------
      NET CHANGE IN CASH AND
       CASH EQUIVALENTS                          11,354     (6,193)     2,181

      CASH AND CASH EQUIVALENTS AT
       BEGINNING OF YEAR                         12,147     18,340     16,159
                                                -------    -------    -------
    CASH AND CASH EQUIVALENTS AT
     END OF YEAR                               $ 23,501   $ 12,147   $ 18,340
                                                =======    =======    =======



The accompanying notes to financial statements are an integral part of these statements.


InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years ended December 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

InterCounty Bancshares, Inc. (the Company) is a one-bank holding company. Its wholly-owned subsidiary, The National Bank & Trust Company (the Bank), provides full banking services, including trust and brokerage services, to customers located principally in Clinton, Brown, Clermont Warren and Highland counties in Ohio. The Bank grants agribusiness, commercial, consumer, and residential loans to customers throughout its market area.

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


Securities-
Investment securities that the Bank has the intent and ability to hold to maturity are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities that are available for sale are reported at fair value with unrealized holding gains and losses reported net of income taxes as a separate component of shareholders' equity. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method.

Federal Home Loan Bank (FHLB) stock is an equity interest in the Federal Home Loan Bank of Cincinnati. It can be sold only at its par value of $100 per share and only to the FHLB or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company, because of the oversight role exercised by the Federal Housing

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Finance Board (FHFB) in the process of budgeting and approving dividends. Federal Reserve Bank stock is similarly restricted in marketability and value. Although classified as securities available for sale, both investments are carried at cost, which is their par value.


Loans And Allowance For Loan Losses-
Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net of any deferred fees or costs. Net deferred fees and costs are amortized over the lives of the related loans using the interest method as an adjustment of loan yields. The allowance for loan losses is established through provisions charged to expense. The allowance is an amount that management believes will be adequate to absorb potential losses on existing loans that may become uncollectable. This evaluation is based on prior loan loss experience and such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Loans are considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows using the loan's effective interest rate. Impaired collateral-dependent loans may be measured base on collateral value. Smaller-balance homogenous loans, including residential mortgage and consumer installment loans, are collectively evaluated for impairment.

Credit losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Subsequent cash receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is probable the account will be settled in its entirety or brought current within a 30 day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses.

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


Marketing Expense-
Marketing costs are expensed as incurred.


Stock Options-
Stock options are accounted for under Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees." In years before 1997, optionees could elect, when the options were exercised, to have the Company repurchase the shares at book value. Compensation cost and a liability were recorded during the service period based on changes in book value. Effective in 1997, and as approved by all optionees, this contingent obligation of the Company was eliminated. The recorded liability at December 31, 1996 will be recognized as additional consideration for the related stock when issued. Because options are only granted at a price equal to market value on the day of grant, under the intrinsic value method of APB No. 125, the Company, beginning in 1997, does not recognize compensation expense for options granted.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. As permitted by SFAS No. 123, the Company has elected to continue applying the intrinsic value method of APB No. 25. The pro forma disclosures required by SFAS No. 123 are shown in Note 13.


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

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Earnings Per Common Share-
Earnings per common share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Certain shares held in suspense by the Company's employee stock ownership plan are not considered outstanding until they are committed to be released for allocation to participants' accounts.

SFAS No. 128 "Earnings Per Share" was issued in 1997, and requires, in all instances, dual presentation of a basic EPS, which excludes dilution, and a diluted EPS, which gives effect to all dilutive potential common shares that were outstanding during the period. Prior period EPS data must be restated. SFAS No. 128 also requires a reconciliation of the income available to common shareholders and weighted-average shares of the basic EPS computation to the income available to common shareholders and weighted-average shares plus dilutive potential common shares of the diluted EPS computation. Adoption of SFAS No. 128 had no effect on current or previously reported EPS data.


Fair Value Of Financial Instruments-
For cash and due from banks, federal funds sold and other short term investments, the carrying amounts reported in the Consolidated Balance Sheet approximate fair value. For securities, fair market value equals quoted market price, if available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities. The estimated fair value of loans was based on the discounted value of future cash flows expected to be received. The discount rate used was the rate at which the same loans would be made under current conditions.

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

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 2 - SECURITIES

The following tables present amortized cost and estimated fair values of securities at December 31 (thousands):
                                                       1997
                                  ------------------------------------------
                                                 Gross       Gross
                                  Amortized   Unrealized   Unrealized   Fair
                                    Cost         Gains       Losses    Value
Securities available for sale:
 U.S. Treasury and U.S.
  Agency notes                    $ 44,380      $  235        $ 18    $44,597
 U.S. Agency mortgage-backed
  securities                        49,256         456           9     49,703
 Other mortgage-backed
  securities                        13,212         127          11     13,328
 Federal Reserve/FHLB stock          4,337           -           -      4,337
 Other                                  10           -           -         10
                                   -------       -----         ---    -------
                                  $111,195      $  818        $ 38   $111,975
                                   =======       =====         ===    =======
Securities held to maturity:
 Municipals                       $ 11,164      $  460        $  -   $ 11,624
                                    ======       =====         ===     ======

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
                                    ======       =====         ===     ======

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 2 - SECURITIES  (Continued)

Gross gains realized on sales of securities available for sale were $300,000 for 1997, and $86,000 for 1996, and $23,000 for 1995. There were no realized losses during the three year period ending December 31, 1997. Securities with a carrying value of approximately $67.3 million and $41.1 million at December 31, 1997and 1996, respectively, were pledged to secure public deposits, short-term borrowings and for other purposes as required by law.

At December 31, 1997, the amortized cost and estimated market value of debt securities by contractual maturity was as follows. Expected maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations (thousands).

                              Available for Sale       Held to Maturity
                              ------------------      -----------------
                              Amortized   Market      Amortized   Market
                                Cost      Value         Cost      Value

Due within one year          $  6,218   $  6,271      $ 3,526   $ 3,596
Due from one to five years     18,964     19,094          554       596
Due from five to ten years     19,198     19,232          657       832
Due after ten years                 -          -        6,427     6,600
                              -------     ------       ------    ------
                               44,380     44,597       11,164    11,624

U.S. Agency mortgage-backed
 securities                    49,256     49,703            -         -
Other mortgage-backed
 securities                    13,212     13,328            -         -
Federal Reserve/FHLB stock      4,347      4,347            -         -
                              -------    -------       ------    ------
     Total securities        $111,195   $111,975      $11,164   $11,624
                              =======    =======       ======    ======

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 3 - LOANS

Major classifications of loans as of December 31 were as follows (thousands):
                                                  1997          1996
  Commercial and industrial                   $ 63,661      $ 57,985
  Commercial real estate                        30,835        31,118
  Agricultural                                  18,387        16,304
  Residential real estate                       82,838        79,761
  Installment                                   79,115        81,033
  Other                                          2,097         2,228
                                               -------       -------
    Total                                      276,933       268,429

  Deferred net origination costs                   778           853
  Allowance for loan losses                     (2,761)       (2,686)
                                               -------       -------
    Net loans                                 $274,950      $266,596
                                               =======       =======


In 1996, the Bank sold its $3.9 million credit card loan portfolio. The gain on the sale of $326,000 is included in Other Non-Interest Income in the Consolidated Statements of Income.

Changes in the allowance for loan losses for the year ended December 31 were as follows (thousands):
                                                  1997      1996      1995
  Balance at beginning of period                $2,686    $2,644    $2,561
  Provision for loan losses                        800       600       360
  Charge offs                                     (942)     (785)     (472)
  Recoveries                                       217       227       195
                                                 -----     -----     -----
  Balance at end of period                      $2,761    $2,686    $2,644
                                                 =====     =====     =====

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 3 - LOANS  (Continued)

The total recorded investment in impaired loans at December 31, 1997, the average for the year, and the related allowance for credit losses as determined in accordance with SFAS No. 114 were not material. Loans on which the accrual of interest had been discontinued amounted to $509,000, $535,000 and $314,000 at December 31, 1997, 1996 and 1995, respectively. If interest on those loans had been accrued, such income would have approximated $41,000, $38,000 and $27,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income recognized in the respective years on these nonaccrual loans was not material. The Bank is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of a deterioration in the financial position of the borrower.


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 (thousands):
                                                            1997      1996
Land                                                     $ 1,413   $ 1,230
Buildings and leasehold improvements                       8,512     7,605
Equipment                                                  5,415     5,176
                                                          ------    ------
   Total cost                                             15,340    14,011
Accumulated depreciation and amortization                 (4,837)   (5,358)
                                                          ------    ------
   Premises and equipment                                $10,503   $ 8,653
                                                          ======    ======

Depreciation expense related to premises and equipment was $1,013,000, $695,000 and $618,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 5 - LEASES

Data processing equipment held under capital lease, included in premises and equipment had a carrying value of $57,000 and $143,000 at December 31, 1997 and 1996, respectively. Amortization expense is approximately $86,000 annually.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 5 - LEASES (Continued)

Future minimum lease payments under the capital equipment lease and non-
cancelable operating leases having initial terms in excess of one year are as follows (thousands):
                                  Capital      Operating
                                   Lease         Lease

1998                                 $71          $ 57
1999                                   -            57
2000                                   -            58
2001                                   -            57
2002                                   -            31
Remaining years                        -           230
                                      --           ---
Total minimum lease payments          71          $490
                                                   ===
  Less: Amount representing
         interest                      2
                                      --
Present value of net minimum
 lease payments                      $69
                                      ==

Rent expense for all Bank premises and equipment leases was $62,000, $59,000 and $43,000 in 1997, 1996 and 1995, respectively.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 6 - DEPOSITS

Certificates of deposit issued in amounts of $100,000 or more and their remaining maturities at December 31 were as follows (thousands):
                                         1997          1996
   Three months or less               $ 7,893       $ 5,953
   Over three through six months       10,319         3,915
   Over six through twelve months       4,768         3,555
   Over twelve months                   3,919         5,365
                                       ------        ------
      Total                           $26,899       $18,788
                                       ======        ======


NOTE 7 - EMPLOYEE BENEFIT PLANS

In 1996, the Bank adopted a 401(k) salary deferral plan. Substantially all employees who meet minimum age and length of service requirements are eligible to participate. Employee deferrals may be subject to employer-matching contributions up to specified limits. Additional profit sharing contributions are at the board of directors' discretion. Since the plan's adoption, there have been no employer contributions.

Effective August 31, 1997, the Bank froze benefit accruals under its noncontributory defined benefit plan. Benefits under the plan, which covered substantially all employees, were based on annual compensation and years of service. The Bank's funding policy was to contribute at least the minimum required by the Employee Retirement Income Security Act. Contributions to the plan were $162,000 and $124,000 in 1997 and 1996 respectively. Under the provisions of SFAS No.88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits", the freezing of benefits resulted in the recognition of a $278,000 curtailment gain in 1997.

On December 1, 1997, the defined benefit plan was terminated. The Bank recognized a settlement loss of $319,000. Most plan participants received a lump-sum settlements prior to December 31, 1997. The accumulated benefit obligation at December 31, 1997 represents the amount needed to purchase annuity contracts for a small number of participants who elected this settlement alternative.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued
NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

A summary of the defined benefit plan's funded status as of December 31 follows (thousands):
                                         1997          1996
Actuarial present value of
  benefit obligations:
    Vested                              $ 148       $ 1,040
    Non-vested                              -           140
                                         ----         -----
  Accumulted benefit obligation         $ 148       $ 1,180
                                         ====         =====
  Plan assets at fair value, 1997-
    money market investments            $  93       $ 1,330
  Benefit obligation for service
    rendered to date                     (148)       (1,318)
                                         ----         -----
  Plan assets in excess of or (less
    than) benefit obligation              (55)           12
  Unrecognized reduction in prior
    service cost resulting from
    plan amendment                          -          (267)
  Unrecognized transition obligation        -            29
  Unrecognized net loss                     -           120
                                          ----        -----
      Pension liability                 $  (55)      $ (106)
                                          ====        =====

Defined benefit pension cost for the years ended December 31 consisted of the following (thousands):
                                                 1997      1996      1995
Service cost                                   $ 114     $ 165     $ 134
Interest cost                                    106        92        85
Return on plan assets-
  Actual                                        (129)     (150)     (229)
  Deferred                                         -        45       137
Amortization of reduction in prior
  service cost                                   (19)      (29)      (29)
Amortization of unrecognized initial
  net obligation                                   4         5         5
Amortization of unrecognized net
  (gain) loss                                      -         8         3
Curtailment and settlement, net                   41         -         -
                                                 ---        ---      ---
    Net periodic pension cost                  $ 117      $ 136     $ 106
                                                 ===        ===       ===

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company sponsors a leveraged employee stock ownership plan (ESOP) covering substantially all of its employees who meet minimum age and length of service requirements. The Company is obligated to make annual contributions sufficient to enable the ESOP to repay the loan, including interest. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Additional contributions to the Trust are determined by the Board of Directors. Total Company contributions were $202,000, $36,000 and $165,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

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

Benefits are payable upon retirement, death, disability or separation from service. Benefits are paid in common shares of the Company. If the common shares of the Company are not tradable on an established market when benefits are distributed, participants have the option to put the shares to the Company at a value determined by independent appraisal. In 1997 and 1996, the Company purchased 1,500 shares and 9,357 shares, respectively, from ESOP participants. The estimated fair value of allocated shares remaining in the ESOP was $8,689,000 and $7,530,000 at December 31, 1997 and 1996, respectively. The estimated fair value for 1996 was based on the independent appraisal. The 1997 independent appraisal has not been completed and, therefore, estimated fair value at December 31, 1997 is based on the 1996 relationship of appraised value to book value applied to the December 31, 1997 book value.

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

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (Continued)

The ESOP shares as of December 31 were as follows:
                                              1997               1996
                                        ----------------   ----------------
                                         1993      1986     1993      1986
                                        Shares    Shares   Shares    Shares

Allocated shares                         6,759   258,151    5,004   254,761
Shares released for allocation           2,251    11,493    2,380    12,082
Unreleased shares                       11,017    55,864   13,268    67,357
                                       -------   -------   ------   -------
   Total ESOP shares                    20,027   325,508   20,652   334,200
                                       =======   =======   ======   =======

At December 31, 1997, the estimated fair value of unreleased 1993 shares was $361,000. ESOP compensation expense was $178,000, $25,000, and $105,000 for
1997, 1996 and 1995, respectively.


NOTE 9 - SHORT-TERM BORROWINGS

A summary of short-term borrowings follows (thousands):
                                               1997              1996
                                          --------------    --------------
                                          Amount   Rate     Amount   Rate
At December 31
  Federal Home Loan Bank borrowings      $44,200   5.78%   $17,200   5.64%
  Securities sold under agreements
    to repurchase                         16,438   6.11      9,017   4.55
  U.S. Treasury demand notes               2,096   5.75      1,486   6.15
  Federal funds purchased                      -      -      3,410   4.94
                                          ------            ------
      Total short-term borrowings        $62,734   5.86    $31,113   5.27
                                          ======            ======

Years ended December 31
  Average amount outstanding             $43,845           $32,186
  Maximum month-end balance               63,364            34,401
  Weighted average interest rate                   5.44              5.28

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 9 - SHORT-TERM BORROWINGS

At December 31, 1997, Federal Home Loan Bank borrowings were collateralized by a blanket pledge of certain residential real estate loans totaling approximately $61.1 million and a mortgage-backed security with a carrying value of $9.5 million.


NOTE 10 - LONG-TERM DEBT

Long-term debt consists of the following at December 31 (thousands):
                                                         1997      1996

ESOP Trust debt guarantee                                $647      $755
Capital lease obligation                                   69       159
                                                          ---       ---
                                                         $716      $914
                                                          ===       ===

The ESOP Trust loan agreement contains various covenants for the Company which include a minimum net worth and restrictions on additional indebtedness. The note may be prepaid without penalty with prepayments applying in the inverse order of the maturities of the scheduled payments. Interest is due quarterly at the prime rate, 8.50% at December 31, 1997. Scheduled principal payments are $108,000 annually through 2003.


NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Bank paid interest of $15,471,000, $13,857,000 and $11,050,000 in 1997,
1996 and 1995, respectively. The Bank paid federal income taxes of $2,251,000, $1,761,000 and 1,388,000 in 1997, 1996 and 1995, respectively.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 12 - INCOME TAXES

Income taxes provided for in the statements of income at December 31 consist of the following (thousands):
                                                     1997     1996     1995
Income taxes currently payable:
 Applicable to income exclusive of
  securities transactions                          $1,813   $1,890   $1,629
 Applicable to securities transactions                102       29        8
                                                    -----    -----    -----
   Total income taxes currently payable             1,915    1,919    1,637
                                                    -----    -----    -----
Deferred income taxes resulting
 from temporary differences:
  Provision for loan losses                           (71)     (60)     (73)
  Depreciation                                        258       16       68
  Stock option accruals                                15      (70)     (91)
  Loan origination fees-net                            43       (2)       1
  FHLB stock dividends                                 81       71       25
  Accruals deductible for tax purposes when paid       17       (6)      29
  Other                                               (15)     (10)      (5)
                                                    -----    -----    -----
    Total deferred income taxes                       328      (61)     (46)
                                                    -----    -----    -----
    Income taxes                                   $2,243   $1,858   $1,591
                                                    =====    =====    =====

A reconciliation of the statutory income tax rate to the Company's effective tax rate at December 31 follows:
                                                    1997      1996      1995
Statutory tax rate                                  34.0%     34.0%     34.0%
Increase (decrease) resulting from:
  Tax exempt interest                               (3.0)     (3.3)     (5.4)
  Tax credits                                          -      (3.2)        -
  Other-net                                           .1        .1       (.3)
                                                    ----      ----      ----
Effective tax rate                                  31.1%     27.6%     28.3%
                                                    ====      ====      ====

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 12 - INCOME TAXES (Conintued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their basis for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows (thousands):
                                                              1997      1996
Deferred tax assets:
 Allowance for loan losses                                   $ 552    $  481
 Stock option accruals                                         276       291
 Deferred loan fees                                              -        43
 Accruals not currently deductible                              26        43
                                                              ----      ----
       Total deferred tax assets                               854       858
                                                              ----      ----
Deferred tax liabilities:
 Depreciation of premises and equipment                       (487)     (229)
 Unrealized gains on securities available for sale            (265)     (218)
 FHLB stock dividends                                         (211)     (129)
 Other-net                                                      (9)      (25)
                                                              ----      ----
       Total deferred tax liabilities                         (972)     (601)
                                                              ----      ----
Net deferred taxes                                           $(118)   $  257
                                                              ====      ====

Due primarily to the Company's taxable position in prior years, a valuation allowance for deferred tax assets was unnecessary at December 31, 1997 and 1996.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 13 - STOCKHOLDER'S EQUITY

Under the terms of the Company's 1992 nonqualified compensatory stock option plan (the 1992 Plan), a maximum aggregate equal to 7% of the authorized and issued common shares of the Company may be reserved by the Board for the purpose of granting options to key bank personnel. Awards under the Plan are made at the discretion of the Board of Directors. The option price is not less than the fair market value of the shares at the date of grant. The options granted have a term of ten years and become exercisable in equal installments on the first through fifth anniversaries of the date of grant. Compensation expense in connection with this plan is included in pension and benefits expense in the consolidated statements of income in the amounts of $173,000 and $205,000 for 1996 and 1995, respectively. No compensation expense was recorded for this plan in 1997.

In 1993, the Board of Directors of the Company approved a stock option plan (the 1993 Plan) pursuant to which options for 22,947 common shares in the aggregate were granted to certain directors, officers and employees of an acquired building and loan company. The option price was $19.25. The options expired March 31, 1997. Compensation expense in connection with this plan is included in pension and benefits expense in the consolidated statements of income in the amount of $34,000 and $54,000 for 1996 and 1995, respectively. No compensation expense was recorded for this plan in 1997. Options for 11,683 shares, 104 shares, and 5,996 shares were exercised in 1997, 1996, and 1995, respectively.

The Company applies APB No. 25 in accounting for its stock option plans. Accordingly, compensation expense recognized for stock options issued has been limited to the years prior to 1997 when the Company was obligated, at the optionees' election, to repurchase the shares at book value. The expense reported in 1996 and earlier years would have been the same under SFAS No. 123. Had compensation expense for the Company's stock options granted in 1997 been recognized under the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows:

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 13 - STOCKHOLDER'S EQUITY (Continued)

                                                 1997
     Report net income                          $4,972
     Pro forma net income                       $4,956

     Reported earnings per share-
       assuming dilution                        $ 3.16
     Pro forma earnings per share-
       assuming dilution                        $ 3.15


The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma results, is estimated at the date of grant using a Black-Scholes option pricing model and assuming a risk-free interest rate of 6.5%, an expected life of 9.5 years, expected volatility of 22%, and expected dividend yield of 2.5%. Based on these assumptions, the fair value of options granted in 1997 was $8.90.

Details of the 1992 Plan are as follows:
                            Weighted-
                             Average                                  Shares
                            Exercise     Shares        Shares        Available
                              Price    Outstanding   Exercisable     for Grant
                            --------   -----------   -----------     ---------

Balance, December 31, 1994   $ 11.83      64,538       21,805          68,810

Granted                        24.00      16,750                      (16,750)
Became exercisable                                     12,971
Exercised                      13.12        (315)        (315)
                                          ------       ------          ------
Balance, December 31, 1995     14.35      80,973       34,461          52,060

Became exercisable                                     16,321
Exercised                      13.12        (315)        (315)
                                          ------       ------          ------
Balance, December 31, 1996     14.35      80,658       50,467          52,060



InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 13 - STOCKHOLDER'S EQUITY (continued)

Granted                        27.25      13,650                     (13,650)
Became exercisable                                     16,320
Exercised                      13.12        (915)        (915)
                                          ------       ------          ------
Balance, December 31, 1997   $ 16.25      93,393       65,872          38,410
                                          ======       ======          ======

The weighted-average exercise price of exercisable options at December 31, 1997, 1996 and 1995 was $12.85, $12.37 and $11.44, respectively. The following table summarized information for options currently outstanding and exercisable at December 31, 1997:

Details of the 1992 Plan are as follows:
                                  Options Outstanding
                    ------------------------------------------------
     Range of                        Wtd. Avg.         Wtd. Avg.
      Prices           Number     Remaining Life     Exercise Price
     --------          ------     --------------     --------------
  $11.02-19.00         59,740        4.3 years          $ 11.40
   19.25-27.25         33,653        8.1 years            24.86
                       ------
   11.02-27.25         93,393        5.7 years            16.25
                       ======


                                   Options Exercisable
                           --------------------------------------
                                                   Wtd. Avg.
                                 Number         Exercisable Price
                                 ------         -----------------
                                 57,220            $ 11.32
                                  8,652              22.93
                                 ------
                                 65,872              12.85
                                 ======

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 13 - STOCKHOLDER'S EQUITY (Continued)

The following is a reconciliation of weighted average shares for earnings per share (EPS) computations to the weighted average shares including the effect of stock options for diluted EPS computations:
                                         1997        1996        1995
Weighted average shares for EPS        1,532,905   1,530,496   1,530,822

Effect of dilutive stock options          39,677      34,817      25,918
                                       ---------   ---------    --------
Weighted average shares for EPS-
  assuming dilution                    1,572,582   1,565,313   1,556,740
                                       =========   =========   =========


NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and certain credit card accounts sold with recourse. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract amount of those instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at
December 31 were as follows (thousands):
                                          1997       1996
Commitments to extend credit           $30,951    $26,013
Standby letters of credit                1,977      2,087
Credit card accounts sold                  784        102


InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 14- COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At December 31, 1997 and 1996, these guarantees were primarily issued to support public bond financing by state and local government units. These guarantees expire during the period from 1998 through 2012. Approximately 82% of the amount outstanding at December 31, 1997 was secured. Approximately 78% of the amount outstanding at December 31, 1996 was secured.

The portion of the credit card portfolio sold in 1996 to another financial institution with recourse was limited to $102,000. Beginning in 1997, new corporate-customer credit card accounts are sold with recourse to the same financial institution.

The Parent Company and its subsidiary are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.


NOTE 15 - RELATED PARTY TRANSACTIONS

At December 31, 1997 and 1996, executive officers, directors and companies in which they have a direct or indirect interest, were indebted to the Bank directly or as guarantors in the aggregate amount of $8,380,000 and $6,630,000, respectively. During 1997, $4,051,000 in new loans were made; repayments totaled $2,301,000. Such transactions originate in the normal course of the Bank's operations as a depository and lending institution.

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

Carrying amounts and estimated fair values for financial instruments as of
December 31 were as follows (thousands):
                                             1997                1996
                                      -----------------    -----------------
                                      Carrying    Fair     Carrying    Fair
                                       Amount    Value      Amount    Value

FINANCIAL ASSETS:
 Cash and due from banks             $ 17,787  $ 17,787   $ 11,005  $ 11,005
 Federal funds sold                     4,176     4,176      1,016     1,016
 Other short term investments           1,538     1,538        126       126
 Securities available for sale        111,975   111,975     81,368    81,368
 Securities held to maturity           11,164    11,624      7,463     8,061
 Loans, net                           274,950   277,590    266,596   266,784

FINANCIAL LIABILITIES:
 Deposits                             329,332   330,490    309,127   310,409
 Short-term borrowings                 62,734    62,734     31,113    31,113
 Long-term debt                           716       716        914       914


The fair value of off-balance-sheet financial instruments at December 31, 1997 and 1996, was not material.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 17 - REGULATORY MATTERS

The principal source of income and funds for the Holding Company is dividends paid by the Bank subsidiary. During the year 1998, dividends that the Bank subsidiary can pay to the Holding Company without prior approval of regulatory agencies is limited to the total of 1998 net income and approximately $7,672,000 of retained earnings from the previous two years.

Banks and bank holding companies must meet certain minimum capital requirements set by federal banking agencies. The minimum regulatory capital ratios are 8% for total risk-based, 4% for Teir I risk-based, and 3% for leverage. For various regulatory purposes, institutions are classified into categories based upon capital adequacy. The highest "well capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier I risk-based, and 5% for leverage. As of the most recent notification from their regulators, the Holding Company and Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action.

A summary of the regulatory capital of the Holding Company and the Bank at
December 31 follows (thousands):
                                          1997                1996
                                  ------------------   ------------------
                                  Holding              Holding
                                  Company     Bank     Company     Bank
                                  -------     ----     -------     ----
Regulatory Capital:
 Shareholders' equity             $40,906   $41,535    $36,748   $37,489
 Goodwill and other intangibles       (80)      (80)      (139)     (139)
 Net unrealized securities gains     (515)     (515)      (424)     (424)
                                   ------    ------     ------    ------
   Tier I risk-based capital       40,311    40,940     36,185    36,926
 Eligible allowance for loan
  losses                            2,761     2,761      2,686     2,686
                                   ------    ------     ------    ------
     Total risk-based capital     $43,072   $43,701    $38,871   $39,612
                                   ======    ======     ======    ======
Capital Ratios:
 Total risk-based                   14.66%    14.87%     14.06%    14.33%
 Tier I risk-based                  13.72     13.93      13.09     13.36
 Tier I leverage                     9.25      9.40       9.53      9.72

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 17 - REGULATORY MATTERS (Continued)

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank. In 1997 and 1996, the Bank's average reserve balances were $3,782,000 and $1,832,000, respectively.


NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for InterCounty Bancshares, Inc. (parent company only) follows (thousands):

Condensed Balance Sheets
December 31
                                                             1997        1996
Assets:
Cash                                                      $    10     $     2
Investment in subsidiary                                   41,529      37,488
Other assets                                                  297         218
                                                           ------      ------
   Total assets                                           $41,836     $37,708
                                                           ======      ======
Liabilities:
Long-term debt                                            $   647     $   755
Other liabilities                                             283         205
                                                           ------      ------
   Total liabilities                                          930         960

Shareholders' equity                                       40,906      36,748
                                                           ------      ------
   Total liabilities and
    shareholders' equity                                  $41,836     $37,708
                                                           ======      ======

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Income
Years ended December 31
                                               1997          1996        1995

Income:
Dividends from subsidiary                    $1,119        $1,115      $  568
                                              -----         -----       -----
Expenses:
Interest on long-term debt                       65            72          88
Other expense                                    40            35          34
                                              -----         -----       -----
Total expense                                   105           107         122
                                              -----         -----       -----
Income before income tax benefit and
 equity in undistributed income of
 subsidiary                                   1,014         1,008         446

Income tax benefit                                1             2          11
Equity in undistributed income of
 subsidiary                                   3,957         3,852       3,568
                                              -----         -----       -----
Net income                                   $4,972        $4,862      $4,025
                                              =====         =====       =====

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  Continued

NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows
Years ended December 31   (thousands)
                                                 1997       1996       1995

Cash flows from operating activities:
 Net income                                    $ 4,972    $ 4,862    $ 4,025
 Adjustments for non-cash items-
   Equity in undistributed income
    of subsidiary                               (3,957)    (3,852)    (3,568)
   Payment of interest on long-term debt
    by subsidiary                                   65         72         87
   (Increase) decrease in other assets             (78)      (111)        17
   Provision for deferred taxes                     (1)        (2)       (11)
   Release of earned ESOP shares                    31         25         27
                                                 -----      -----      -----
Net cash provided by operating activities        1,032        994        577
                                                 -----      -----      -----

Cash flows from financing activities:
 Cash dividends paid                            (1,089)      (795)      (549)
 Payments to acquire treasury shares              (172)      (249)      (103)
 Proceeds from stock options exercised             237          6        120
 Other, net                                          -         (6)         -
                                                 -----      -----      -----
Net cash used in financing activities           (1,024)    (1,044)      (532)
                                                 -----      -----      -----
Net change in cash                                   8        (50)        45
Cash at beginning of year                            2         52          7
                                                 -----      -----      -----
Cash at end of year                             $   10     $    2     $   52
                                                 =====      =====      =====

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information contained in the Proxy Statement under the captions "BOARD OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION (16)a BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by reference.


Item 11.  Executive Compensation.

The information contained in the PROXY STATEMENT under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information contained in the Proxy Statement under the caption "VOITING SECURITIES AND OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information contained in the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       (1) Financial Statements - See Index to Consolidated Financial
               Statements on page 57 of this Form 10-K.

          (2) Financial Statement Schedules - None

          (3) Exhibits - See Exhibit Index at page 95 of this Form 10-K.


(b) One report on Form 8-K was filed during the last fiscal quarter of 1997 (Date of Report - November 21, 1997) reporting on Item 5, Other Events. Submitted a copy of the Agreement and Plan of Reorganization, dated November 21, 1997, that provides for the acquisition of Phillips Insurance Agency Group, Inc. by The National Bank and Trust Company. Submitted a copy of the InterCounty News Release dated November 21, 1997, reporting that under the terms of the agreement, the shareholders of Phillips will receive shares of InterCounty in exchange for all the outstanding shares of Phillips.

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION


3.1      Articles of Incorporation of
         InterCounty Bancshares,Inc.    Incorporated by reference to the
                                        Registration Statement on Form S-1
                                        filed by InterCounty on July 2, 1993
                                        (the "S-1") with the  Securities and
                                        Exchange Commission (the "SEC"),
                                        Exhibit 3.1 (Registration No. 33-
                                        65608).

3.2      Code of Regulations of
         InterCounty Bancshares, Inc.   Incorporated by reference to the S-1,
                                        Exhibit 3.2.

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

                                    InterCounty Bancshares, Inc.

                                    By  /s/ Timothy L. Smith
                                    -------------------------
                   March 17, 1998       Timothy L. Smith
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By   /s/ Charles L. Dehner          By  /s/ B. Anthony Williams
----------------------------        ------------------------------
    Charles L. Dehner                   B. Anthony Williams
    Executive Vice President,           Chairman of the Board and a Director
    Treasurer and a Director
    (Principal Accounting Officer)

Date   March 17, 1998               Date   March 17, 1998

By   /s/ James W. Foland            By    /s/ Timothy L. Smith
---------------------------         ------------------------------
    James W. Foland                     Timothy L. Smith
    Secretary and a Director            President, Chief Executive Officer
                                        and a Director

Date  March 17, 1998                Date   March 17, 1998

By   /s/ S. Craig Beam              By
---------------------------         ------------------------------
    S. Craig Beam                       George F. Bush
    Director                            Director

Date   March 17, 1998               Date

By   /s/ Georgia H. Miller          By   /s/ Robert A. Raizk
---------------------------         ------------------------------
    Georgia H. Miller                   Robert A. Raizk
    Director                            Director

Date   March 17, 1998               Date   March 17, 1998

By   /s/ Darleen M. Myers
---------------------------
    Darleen M. Myers
    Director

Date   March 17, 1998

                               Exhibit 21

                        INTERCOUNTY BANCSHARES, INC.

                       SUBSIDIARIES OF THE REGISTRANT

                            At December 31, 1997




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

                                 EXHIBIT 23


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of InterCounty Bancshares, Inc. on Form S-8, filed on March 23, 1995, of our report dated January 29, 1998, on the 1997 Consolidated Financial Statements of InterCounty Bancshares, Inc.



                                       /s/ J.D. Cloud & Co. L.L.P.



Cincinnati, Ohio
March 27, 1998

                                 EXHIBIT 99

Safe Harbor Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. InterCounty Bancshares, Inc. ("InterCounty") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in InterCounty's Annual Report on Form 10-K for fiscal year 1997 is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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