Form 10-Q
period 1998-03-31
INTERCOUNTY BANCSHARES INC
filed 1998-05-15
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 1998

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of May 1, 1998, was 1,553,933 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                        Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
                 March 31, 1998, December 31, 1997
                 and March 31, 1997. . . . . . . . . . . . . . . . . . .1

               Consolidated Statements of Income -
                 Three Months Ended March 31, 1998 and 1997. . . . . . .2

               Consolidated Statements of Changes in
                 Shareholders' Equity -
                 Three Months Ended March 31, 1997 and 1998.. . . . . .3-4

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1998 and 1997  . . . . . .5

               Notes to Consolidated Financial Statements  . . . . . . 6-7


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. .. . . .8-12


      Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risks. . . . . . . . . . . . . . . . . . .13

Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .14

      Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .14

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .14

      Item 4.  Submission of Matters to a Vote of Security Holders . . .14

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .14

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .14

                           Part I - Financial Information
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK AND TRUST COMPANY
                             CONSOLIDATED BALANCE SHEETS
               At March 31, 1998, December 31, 1997 and March 31, 1997
                                     (thousands)
                                      March 31,   December 31,    March 31,
                                        1998          1997          1997
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 15,331        17,787        13,781
 Federal funds sold                     14,717         4,176         2,962
 Other short-term investments               12         1,538             -
                                       -------       -------       -------
   Total cash and cash equivalents      30,060        23,501        16,743

 Interest-bearing deposits in banks          -             -           124
 Securities available for sale, at
  market value                         101,403       111,975        88,110
 Securities held to maturity (market
  value-$18,643, $11,624, and $7,458)   18,248        11,164         7,018
                                       -------       -------       -------
   Total securities                    119,651       123,139        95,128

 Loans                                 275,979       277,711       270,118
   Less-allowance for loan losses        2,820         2,761         2,650
                                       -------       -------       -------
   Net loans                           273,159       274,950       267,468
 Premises and equipment                 10,446        10,503         9,160
 Earned income receivable                3,359         3,691         3,223
 Other assets                              832           660         2,315
                                       -------       -------       -------
       TOTAL ASSETS                   $437,507       436,444       394,161
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 38,224        38,662        34,589
 Savings, NOW, and money market
  deposits                             121,146       117,552       115,013
 Certificates $100,000 and over         28,140        26,899        22,363
 Other time deposits                   143,249       146,219       143,672
                                       -------       -------       -------
   Total deposits                      330,759       329,332       315,637
 Short-term borrowings                  61,148        62,734        37,503
 Long-term debt                            693           716           892
 Other liabilities                       3,074         2,756         2,953
                                       -------       -------       -------
   TOTAL LIABILITIES                   395,674       395,538       356,985
                                       -------       -------       -------
SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value, authorized
  3,000,000 shares; issued 1,909,475
  shares                                 1,000         1,000         1,000
 Surplus                                 7,594         7,462         7,380
 Unearned ESOP shares, at cost            (620)         (620)         (731)
 Retained earnings                      36,464        35,674        32,723
 Accumulated other comprehensive
  income                                   455           515          (110)
Treasury shares, at cost, 355,542
  shares at March 31, 1998; 363,137
  at December 31, 1997; 362,237 shares
  at March 31, 1997                     (3,060)       (3,125)       (3,086)
                                       -------       -------       -------

      TOTAL SHAREHOLDERS' EQUITY        41,833        40,906        37,176
                                       -------       -------       -------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $437,507       436,444       394,161
                                       =======       =======       =======

(a) Financial information as of December 31, 1997, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK AND TRUST COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (thousands)
                                     (unaudited)
                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
                                                       1998           1997
INTEREST INCOME:
 Interest and fees on loans                         $ 6,003          5,822
 Interest on securities available for sale -
  taxable                                             1,745          1,456
 Interest on securities held to maturity -
  non-taxable                                           197            152
 Interest on deposits in banks                            7              2
 Interest on federal funds sold                         202             12
                                                      -----          -----
     TOTAL INTEREST INCOME                            8,154          7,444
                                                      -----          -----
INTEREST EXPENSE:
 Interest on savings, NOW and money
  market deposits                                       829            793
 Interest on time certificates $100,000 and over        376            252
 Interest on other deposits                           2,050          2,030
 Interest on short-term borrowings                      840            456
 Interest on long-term debt                              15             19
                                                      -----          -----
     TOTAL INTEREST EXPENSE                           4,110          3,550
                                                      -----          -----
     NET INTEREST INCOME                              4,044          3,894
PROVISION FOR LOAN LOSSES                               225            200
                                                      -----          -----
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                       3,819          3,694
                                                      -----          -----
NON-INTEREST INCOME:
 Trust services                                         238            198
 Service charges on deposits                            321            286
 Other service charges and fees                          77             71
 Other                                                  252            161
                                                      -----          -----
     TOTAL NON-INTEREST INCOME                          888            716
                                                      -----          -----
NON-INTEREST EXPENSES:
 Salaries                                             1,295          1,164
 Employee benefits                                      238            231
 Equipment                                              292            273
 Occupancy                                              178            171
 State franchise tax                                    156            141
 Marketing                                               69             69
 Other                                                  797            698
                                                      -----          -----
     TOTAL NON-INTEREST EXPENSE                       3,025          2,747
                                                      -----          -----
     INCOME BEFORE INCOME TAX                         1,682          1,663
      INCOME TAX                                        509            517
                                                      -----          -----
     NET INCOME                                     $ 1,173          1,146
                                                      =====          =====


Basic earnings per common share                     $  0.76           0.75
Diluted earnings per common share                   $  0.74           0.73

AVERAGE SHARES OUTSTANDING:
  To compute basic earnings
    per common share                              1,537,487      1,528,163
  To compute diluted earnings
    per common share                              1,579,870      1,571,427


                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                                         INTERCOUNTY BANCSHARES, INC. and
                                        THE NATIONAL BANK AND TRUST COMPANY
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      (thousands)
                                                      (unaudited)

                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost       Other                         Total
                        Common           Shares   of Treasury  Comprehensive   Comprehensive  Shareholders'
                        Shares  Surplus  at Cost     Shares       Income          Income        Equity

Balance January 1, 1997 $1,000   7,246  (732)        28,810        424                           36,748

Comprehensive
 Income:

   Net income                                         1,146                        1,146          1,146

   Net unrealized
    loss on available-
    for-sale securities,
    net of tax                                                    (534)            (534)          (534)
                                                                                    ---

Total comprehensive income                                                          612
                                                                                  =====
Dividends declared
 ($.19 per share)                                      (292)                                       (292)

Treasury shares purchased                              (128)                                       (128)

Stock options exercised            129                  101                                         230

ESOP shares earned                   5     1                                                          6
                         -----   -----   ---         ------       ---                            ------
Balance March 31, 1997  $1,000   7,380  (731)        29,637      (110)                           37,176
                         =====   =====   ===         ======       ===                            ======

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                                         INTERCOUNTY BANCSHARES, INC. and
                                        THE NATIONAL BANK AND TRUST COMPANY
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                                                      (thousands)
                                                      (unaudited)


                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost       Other                          Total
                        Common           Shares   of Treasury  Comprehensive   Comprehensive   Shareholders'
                        Shares  Surplus  at Cost     Shares       Income          Income          Equity

Balance January 1, 1998 $1,000   7,462   (620)       32,549        515                            40,906

Comprehensive
 Income:

   Net income                                         1,173                       1,173            1,173

   Net unrealized
    loss on available-
    for-sale securities,
    net of tax                                                     (60)             (60)             (60)
                                                                                  -----
Total comprehensive income                                                        1,113
                                                                                  =====
Dividends declared
 ($.25 per share)                                      (383)                                        (383)

Stock options exercised            121                   65                                          186

ESOP shares earned                  11                                                                11
                         -----   -----   ----        ------        ---                            ------
Balance March 31, 1998  $1,000   7,594   (620)       33,404        455                            41,833
                         =====   =====   ====        ======        ===                            ======

                            Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK AND TRUST COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Three Months Ended
                                                              March 31
                                                       ---------------------
                                                            1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,173    1,146
  Adjustments for non-cash items -
   Depreciation and amortization                              294      231
   Provision for loan losses                                  225      200

   Net discount amortization (accretion)of securities
     held for sale                                             13      (37)
   Net discount accretion of securities held to maturity      (36)     (30)
   Decrease in income receivable                              332       85
   Increase in other assets                                  (450)    (975)
   Decrease in interest payable                              (870)    (103)
   Increase in income taxes payable                           762      426
   Increase (Decrease)in other accrued expenses               649     (207)
   FHLB stock dividends                                       (72)     (54)
                                                           ------   ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           2,020      682
                                                           ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in interest-bearing deposits in banks             -        2
 Proceeds from maturities of securities available
  for sale                                                 26,560    4,401
 Purchases of securities available for sale               (16,019) (11,861)
 Proceeds from maturities of securities held to
  maturity                                                  1,840      525
 Purchases of securities held to maturity                  (8,888)       -
 Net (increase) decrease in loans                           1,596   (1,072)
 Purchases of premises and equipment                         (186)    (722)
                                                           ------   ------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                 4,903   (8,727)
                                                           ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                   1,427    6,510
 Repayment of capital lease obligation                        (23)     (22)
 Net increase (decrease) in short-term borrowings          (1,586)   6,390
 Cash dividends paid                                         (291)    (213)
 Proceeds from stock options exercised                        109      230
 Purchase of treasury shares                                    -     (128)
                                                           ------   ------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                  (364)  12,767
                                                           ------   ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                6,559    4,722

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           23,501   12,021
                                                           ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 30,060   16,743
                                                           ======   ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $  4,980    3,653
 Income taxes paid (refunded)                                (160)      93

The accompanying notes to financial statements are an integral part of these statements.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK AND TRUST COMPANY

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

Results of operations and cash flows for the three month period ended
March 31, 1998, are not necessarily indicative of the results to be expected for the full year to end December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997 filed with the Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996, encouraged, but did not require, adoption of a fair-value based accounting method for employee stock options. Management elected to continue to recognize compensation cost using the intrinsic-value-based method of accounting in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The nature of the Company's agreements with optionees prior to 1997 was such that the accounting treatment was the same under both pronouncements. Prior to 1997, compensation cost was recorded because the Company had a contingent obligation to repurchase the shares. During 1997, all outstanding option agreements were revised, eliminating the Company's contingent obligation. Because recording compensation cost is no longer appropriate under APB No. 25, beginning in 1997 the Company is disclosing the proforma information required by SFAS No. 123.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" provides accounting and reporting standards to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of SFAS No. 125 had no effect on the 1998 and 1997 consolidated financial statements.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The new rules establish standards for reporting of comprehensive income and its components in financial statements.
Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist solely of unrealized gains and losses on investment securities available for sale. The adoption of SFAS No. 130 did not affect the consolidated statement

                       PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK AND TRUST COMPANY

of income, but did affect the presentation of the Company's consolidated statement of changes in shareholders' equity and consolidated balance sheet.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires financial and descriptive information about operating segments of a business. The consolidated statement also requires companies to report revenues for each major product and service. It is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 will result in additional financial statement disclosures, with no effect on the Company's reported consolidated financial position or net income. SFAS No. 131 is not required for interim financial reporting purposes during 1998. The Company is in the process of assessing the additional disclosures, if any, required by SFAS No. 131.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for fiscal years beginning after December 15, 1997, revises current disclosure requirements. It does not change the measurement or recognition of the obligation or costs associated with employer provided postretirement benefits. The effects of this statement are limited to defined benefit plans. The Company terminated its only defined benefit plan in 1997 and, accordingly, this statement will not change the nature of its postretirement benefit disclosures.

EMPLOYEE STOCK OPTIONS
The Company applies APB No. 25 in accounting for its stock option plans. Had compensation expense for the Company's stock options granted after 1996 been recognized under the methodology prescribed in SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows: (in thousands, except per share data)

                                                      Three Months Ended
                                                           March 31
                                                       1998         1997
                                                      ------------------
        Reported net income                          $1,173        1,146
        Proforma net income                           1,169        1,142
        Reported earnings per share-
         assuming dilution                             0.74         0.73
        Proforma earnings per share-
         assuming dilution                             0.74         0.73


                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK AND TRUST COMPANY

FORWARD-LOOKING STATEMENTS
Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent the Company's judgment as of the current date. The Company disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99 attached hereto, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net income for the first quarter of 1998 was $1,173,000, an increase of 2.4% from the $1,146,000 earned in the first quarter of 1997. The primary reasons for the increase in earnings were a 3.8% increase in net interest income and a 24.2% increase in non-interest income. This quarter also showed a 12.5% increase in provision for loan losses and a 10.1% increase in non-interest expense. Net income per share increased 1.3% to $.76 from $.75 for the first quarter of 1997.

Net interest income was $4.0 million, 3.8% above the first quarter of 1997. Average interest-earning assets increased $46.0 million (12.7%) to $406.9 million. The volume increase consisted primarily of $6.3 million in loans, $25.3 million in securities, and an increase of $14.0 million in federal funds sold. The average yield on interest-earning assets decreased from 8.34% to 8.11%. Average interest-bearing liabilities increased 13.2% to $352.6 million and their cost increased to 4.73% from 4.62% in the first quarter of 1997. Most of the volume growth in interest-bearing liabilities was in additional borrowing from the Federal Home Loan Bank (FHLB) to fund U.S. Agency mortgage-backed securities purchases. Also, more aggressive bidding on certificates over $100,000 resulted in an increase of $8.2 million in the average balance. As a result, net interest margin decreased from 4.35% in the first quarter of 1997 to 4.01% in 1998.

The provision for loan losses was increased to $225,000 for the first quarter of 1998, compared to $200,000 for the same period in 1997. Net charge offs for the first quarter of 1998 were .06% of average loans, compared to .09% for the prior year.

Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. The previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. Loans that are ten days delinquent, excluding one- to four-family real estate loans, are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. As of March 31, 1998, management knew of no significant loans not now disclosed that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

                          PART I.  FINANCIAL INFORMATION
		                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     INTERCOUNTY BANCSHARES, INC. and
	                   THE NATIONAL BANK AND TRUST COMPANY
	                               (Continued)

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):


                                       March 31    December 31     March 31
                                         1998         1997           1997
                                       --------    -----------     --------
Loans accounted for on
 non-accrual basis                      $ 532           509           689
Accruing loans which are
 past due 90 days or more                 241           241           100
Renegotiated loans                          -             -             -
                                          ---           ---           ---
   Total                                $ 773           750           789
                                          ===           ===           ===



There has been no significant change in non-accrual loans from December 31, 1997. Most of these loans are collateralized with first mortgages, one with a second mortgage, and three with both equipment and second mortgages as collateral. All but four are expected to be resolved this year, and those four are expected to be loan-term workouts. Management believes the value of the related collateral, if necessary to collect the principal outstanding, limits the Bank's exposure to a potential loss of $60,000. Management has also identified a $495,000 loan collateralized by receivables not included in the non-performing totals above that is in jeopardy of default. This loan is in the process of being worked out, and there is a 50% chance that it will be collected in full.

                      PART I.  FINANCIAL INFORMATION
                                (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      INTERCOUNTY BANCSHARES, INC. and
                     THE NATIONAL BANK AND TRUST COMPANY


At March 31, 1998, the Bank's allowance for loan losses totaled $2.82 million and was allocated primarily to the consumer segment of the loan portfolio.
A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

    			                                 Three Months Ended
                                            March 31
                                            --------
                                        1998       1997
                                        ----       ----
Balance, beginning of period           $2,761      2,686
Charge-offs:
 Commercial                                59         46
 Residential real estate                    -          -
 Installment                              152        166
 Credit Card                                -         61
 Other                                      3          -
                                        -----      -----
    Total                                 214        273
		                                      -----      -----
Recoveries:
 Commercial                                 1          -
 Residential real estate                    1          -
 Installment                               42         34
 Credit Card                                4          3
 Other                                      -          -
                                        -----      -----
    Total                                  48         37
                                        -----      -----
Net Charge-offs                          (166)      (236)
Provision for loan losses                 225        200
                                        -----      -----
Balance, end of period                 $2,820      2,650
                                        =====      =====

Non-interest income was $888,000 for the first quarter of 1998, an increase of 24.2% from the $715,000 earned in the first quarter of 1997. Most categories in this section have shown increases. Trust income increased 20.4% and deposit service charges were up 12.5%. Loan related insurance and processing fees were up $130,000 (259%) due primarily to an increase of $74,000 in the annual experience-related rebate on credit life insurance sales.

Non-interest expense increased 10.1% for the quarter over the same period in 1997. Salaries and benefits increased 9.9% for the quarter due mostly to an increase of 12 full-time equivalent employees. The increase was the result of opening a new branch office in Hillsboro and additional support staff in various areas of the Bank. Equipment expense increased 6.7% from last year and occupancy expense increased 4.1% for the quarter. State franchise tax has increased 10.6% due to the increase in Bank capital on which it is based. Other expense has increased 13.6% from the first quarter of last year.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK AND TRUST COMPANY
                                  (Continued)


Performance ratios for the first quarter of 1998 included a return on assets of 1.10%, and a return on equity of 11.53%, compared to 1.21% and 12.53%, respectively for the first quarter of 1997.

FINANCIAL CONDITION
The changes that have occurred in InterCounty's financial condition during 1998 are as follows (in thousands):

                                  March 31   December 31
                                    1998        1997        Amount    Percent
                                  --------   ----------     ------    -------

Total Assets                     $437,507      436,444       1,063       -
Loans                             275,979      277,711      (1,732)     (1)
Securities                        119,651      123,139      (3,488)     (3)
Savings, Now, MMDA deposits       121,146	     117,552       3,594       3
CD's $100,000 and over             28,140       26,899       1,241       5
Other time deposits               143,249      146,219	     (2,970)     (2)
Short-term borrowings              61,148       62,734      (1,586)     (3)


The loan portfolio showed little change since year end in both balance and structure. The securities portfolio has decreased slightly because of calls of U.S. Agency callable bonds. Deposit growth has occurred in interest-bearing transaction accounts and large certificates of deposit. Book value per share was $26.92 compared to $26.45 at December 31, 1997. Equity to assets was 9.56% compared to 9.37% at the end of last year.

Total assets grew 11.0% from the first quarter of 1997, to a total of $437.5 million. Over the same period, total loans increased to $276.0 million, an increase of 2.2%. Commercial loan average grew $6.6 million (6.6%), and continues to provide the majority of increase in the portfolio. The securities portfolio average has grown $25.3 million (27.7%) from the first quarter of last year through purchases funded with borrowings from the FHLB. Total deposits increased 4.8% to $330.8 million. Average non-interest bearing deposits increased 9.6% from the first quarter of last year. Average interest-bearing liabilities grew $41.1 million (13.2%), of which $25.7 million was increased FHLB borrowing. Average interest-bearing transaction accounts increased $3.9 million (3.4%), and average retail certificates increased $1.9 million (1.4%). Total equity increased 12.5% since March
31, 1997, to $41.8 million at March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawal. InterCounty manages liquidity on both the asset and liability side of the balance sheet. The loan to total funds ratio at March 31, 1998 was 70%, compared to 76% for the same date in 1997. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 50% of the

                         PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK AND TRUST COMPANY
                                  (Continued)


portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" portfolio could be sold if necessary for liquidity purposes. Also a stable deposit base, consisting of 93% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 1998, InterCounty had a total risk-based capital ratio of 15.05%, a Tier 1 risk-based capital ratio of 14.08%, and a Tier 1 leverage ratio of 9.44%.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK AND TRUST COMPANY
                                  (Continued)


Since December 31, 1997, there have been no material changes in the Company's market risks, which for the Company is primarily interest rate risk.

                          PART II.  OTHER INFORMATION

                        INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK AND TRUST COMPANY


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not
         Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits


         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three Months Ended
                                       March 31, 1998 and 1997

           27.1                        Financial Data Schedule for
                                       the Three Months Ended
                                       March 31, 1998.

           27.2                        Restated Financial Data Schedule
                                       for the Three Months Ended
                                       March 31, 1997.

           27.3                        Restated Financial Data Schedule
                                       for the Six Months Ended
                                       June 30, 1997.

           27.4                        Restated Financial Data Schedule
                                       for the Nine Months Ended
                                       September 30, 1997.

           27.5                        Restated Financial Data Schedule
                                       for the Year Ended December 31, 1996.

           27.6                        Restated Financial Data Schedule
                                       for the Three Months Ended
                                       March 31, 1996.

           27.7                        Restated Financial Data Schedule
                                       for the Six Months Ended
                                       June 30, 1996.

           27.8                        Restated Financial Data Schedule
                                       for the Nine Months Ended
                                       September 30, 1996.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. The Company was not required to file Form 8-K during the quarter ended March 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant


Date:      May 14, 1998              /s/Charles L. Dehner
                                     --------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer