Form 10-Q
period 1998-06-30
INTERCOUNTY BANCSHARES INC
filed 1998-08-14
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 1998

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

                                (937) 382-1441
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of August 1, 1998, was 1,553,933 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             June 30, 1998, December 31, 1997
             and June 30, 1997 . . . . . . . . . . . . . . . . . . . . 1

            Consolidated Statements of Income -
             Three and six Months Ended June 30, 1998
             and 1997. . . . . . . . . . . . . . . . . . . . . . . . . 2

            Consolidated Statements of Changes in
             Shareholders' Equity -
             Six Months Ended June 30, 1997 and 1998 . . . . . . . . .3-4

            Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1998 and 1997  . . . . . . . . .5

            Notes to Consolidated Financial Statements . . . . . . . .6-8


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . .9-13


      Item 3.  Quantitative and Qualitative Disclosures
                about Market Risks. . . . . . . . . . . . . . . . . . .13


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . 14

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . 14

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . 14

      Item 4.  Submission of Matters to a Vote of Security Holders . . 14

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . 14

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 14

                           Part I - Financial Information
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                             CONSOLIDATED BALANCE SHEETS
               At June 30, 1998, December 31, 1997 and June 30, 1997
                                     (thousands)
                                      June 30,    December 31,    June 30,
                                        1998          1997          1997
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 16,985      $ 17,787      $ 16,919
 Federal funds sold                      3,235         4,176         2,962
 Other short-term investments            1,480         1,538            26
                                       -------       -------       -------
   Total cash and cash equivalents      21,700        23,501        19,907

Securities available for sale, at
  market value                         144,595       111,975        97,686
 Securities held to maturity (market
  value-$22,559, $11,624, and $7,457)   22,198        11,164         7,054
                                       -------       -------       -------
   Total securities                    166,793       123,139       104,740

 Loans                                 283,416       277,711       278,227
   Less-allowance for loan losses        2,666         2,761         2,667
                                       -------       -------       -------
   Net loans                           280,750       274,950       275,560
 Premises and equipment                 10,359        10,503         9,387
 Earned income receivable                3,826         3,691         3,436
 Other assets                              894           660         1,378
                                       -------       -------       -------
       TOTAL ASSETS                   $484,322      $436,444      $414,408
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 38,788      $ 38,662      $ 34,022
 Savings, NOW, and money market
  deposits                             123,241       117,552       115,194
 Certificates $100,000 and over         38,066        26,899        26,658
 Other time deposits                   143,978       146,219       146,586
                                       -------       -------       -------
   Total deposits                      344,073       329,332       322,460
 Short-term borrowings                  93,891        62,734        49,728
 Long-term debt                            670           716           869
 Other liabilities                       2,911         2,756         2,759
                                       -------       -------       -------
   TOTAL LIABILITIES                   441,545       395,538       375,816
                                       -------       -------       -------
SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value, authorized
  3,000,000 shares; issued 1,909,475
  shares                                 1,000         1,000         1,000
 Surplus                                 7,606         7,462         7,385
 Unearned ESOP shares, at cost            (620)         (620)         (730)
 Retained earnings                      37,439        35,674        33,633

 Accumulated other comprehensive
  income                                   412          515            390
 Treasury shares, at cost, 355,542
  shares at June 30, 1998; 363,137
  at December 31, 1997; 362,237 shares
  at June 30, 1997                      (3,060)       (3,125)       (3,086)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           42,777        40,906        38,592
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $484,322      $436,444      $414,408
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

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (thousands)
                                     (unaudited)
                                      Three Months Ended   Six Months Ended
                                            June 30            June 30
                                      ------------------   ----------------
                                      1998        1997      1998       1997
INTEREST INCOME:
 Interest and fees on loans          $6,127     $5,964     $12,130   $11,785
 Interest on securities
  available for sale:
  Taxable                             1,973      1,732       3,718     3,188
  Non-taxable                            80          -          80         -
 Interest on securities held
  to maturity - non-taxable             310        147         507       299
 Interest on deposits in banks           11          1          18         3
 Interest on federal funds sold         185         23         386        35
                                      -----      -----      ------    ------
     TOTAL INTEREST INCOME            8,686      7,867      16,839    15,310
                                      -----      -----      ------    ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                 866        812       1,696     1,605
 Interest on time certificates
  $100,000 and over                     500        346         876       598
 Interest on other deposits           1,991      2,070       4,041     4,100
 Interest on short-term borrowings    1,154        611       1,995     1,067
 Interest on long-term debt              15         21          28        40
                                      -----      -----      ------    ------
     TOTAL INTEREST EXPENSE           4,526      3,860       8,636     7,410
                                      -----      -----      ------    ------
     NET INTEREST INCOME              4,160      4,007       8,203     7,900
PROVISION FOR LOAN LOSSES               225        200         450       400
                                      -----      -----      ------    ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       3,935      3,807       7,753     7,500
                                      -----      -----      ------    ------
NON-INTEREST INCOME:
 Trust services                         270        216         508       414
 Service charges on deposits            342        326         663       612
 Other service charges and fees          78         67         155       138
 Other                                  238        162         490       323
                                      -----      -----      ------    ------
     TOTAL NON-INTEREST INCOME          928        771       1,816     1,487
                                      -----      -----      ------    ------
NON-INTEREST EXPENSES:
 Salaries                             1,307      1,195       2,602     2,357
 Employee benefits                      222        258         460       492
 Equipment                              300        308         592       581
 Occupancy                              180        164         359       335
 State franchise tax                    153        141         308       281
 Marketing                               80         66         150       135
 Other                                  770        704       1,565     1,401
                                      -----      -----      ------    ------
     TOTAL NON-INTEREST EXPENSE       3,012      2,836       6,036     5,582
                                      -----      -----      ------    ------


     INCOME BEFORE INCOME TAX         1,851      1,742     3,533       3,405
      INCOME TAX                        489        541       998       1,058
                                      -----      -----    ------      ------
     NET INCOME                     $ 1,362     $1,201   $ 2,535     $ 2,347
                                      =====      =====    ======      ======


Basic earnings per common share     $  0.88     $ 0.78   $  1.65     $  1.53
Diluted earnings per common share      0.86       0.76      1.60        1.49
Dividends declared per common share    0.25       0.19      0.50        0.38

AVERAGE SHARES OUTSTANDING:

 To compute basic earnings
  per common share                 1,543,717 1,534,814  1,540,618  1,531,506
 To computed diluted earnings
  per common share                 1,585,109 1,577,717  1,581,519  1,577,171


The accompanying notes to financial statements are an integral part of these statements.

                                    -2-


                      Part I - Financial Information
                               (Continued)
Item 1.  Financial Statements

                   INTERCOUNTY BANCSHARES, INC. and
                  THE NATIONAL BANK AND TRUST COMPANY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (thousands)
                                  (unaudited)

                                                              Retained
                                                  Unearned    Earnings
                                                    ESOP     Less Cost
                                Common             Shares   of Treasury
                                Shares    Surplus    at Cost     Shares

Balance January 1, 1997         $1,000    $7,246   $(732)      $28,810
Comprehensive
 Income:

   Net income                                                    2,347

   Net unrealized
    loss on available-
    for-sale securities,
    net of tax

Total comprehensive income

Dividends declared
 ($.38 per share)                                                 (583)

Treasury shares purchased                                         (128)

Stock options exercised                      129                   101

ESOP shares earned                            10       2
                                 -----     -----     ---
Balance June 30, 1997           $1,000    $7,385   $(730)
                                 =====     =====     ====



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

                          Accumulated
                             Other                          Total
                         Comprehensive   Comprehensive   Shareholders'
                            Income          Income         Equity

Balance January 1, 1997      $424                          $36,748
Comprehensive
 Income:

   Net income                               $2,347           2,347

   Net unrealized
    loss on available-
    for-sale securities,
    net of tax                (34)             (34)            (34)
                                             -----

Total comprehensive income                  $2,313
                                             =====
Dividends declared
 ($.38 per share)                                             (583)

Treasury shares purchased                                     (128)

Stock options exercised                                        230

ESOP shares earned                                              12
                              ----                          ------
Balance June 30, 1997        $390                          $38,592
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

                                                              Retained
                                                  Unearned    Earnings
                                                    ESOP     Less Cost
                                Common             Shares   of Treasury
                                Shares    Surplus    at Cost     Shares

Balance January 1, 1998         $1,000    $7,426   $(620)      $32,549
Comprehensive
 Income:

   Net income                                                    2,535

   Net unrealized
    loss on available-
    for-sale securities,
    net of tax

Total comprehensive income

Dividends declared
 ($.50 per share)                                                 (770)

Stock options exercised                      121                    65

ESOP shares earned                            23
                                 -----     -----     ---        ------
Balance June 30, 1998           $1,000    $7,606   $(620)      $34,379
                                 =====     =====     ====       ======




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

                          Accumulated
                             Other                         Total
                         Comprehensive   Comprehensive   Shareholders'
                            Income          Income          Equity

Balance January 1, 1998      $515                         $40,906
Comprehensive
 Income:

   Net income                               $2,535           2,535

   Net unrealized
    loss on available-
    for-sale securities,
    net of tax               (103)            (103)           (103)
                                             -----
Total comprehensive income                  $2,432
                                             =====
Dividends declared
 ($.50 per share)                                             (770)

Stock options exercised                                        186

ESOP shares earned                                              23
                              ----                          ------
Balance June 30, 1998        $412                          $42,777
                              ===                           ======

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Six Months Ended
                                                              June 30
                                                        ------------------
                                                            1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  2,535   $ 2,347
  Adjustments for non-cash items -
   Depreciation and amortization                              613       463
   Provision for loan losses                                  450       400
   Net premium amortization (discount accretion)
    of securities held for sale                                49       (72)
   Net discount accretion of securities held to maturity      (78)      (66)
   Increase in income receivable                             (135)     (128)
   Increase in other assets                                  (505)     (310)
   Increase (decrease) in interest payable                    183       (56)
   Increase (decrease) in income taxes payable                384       (49)
   Increase (decrease) in other accrued expenses             (160)       34
   FHLB stock dividends                                      (146)     (111)
                                                            -----      -----
        NET CASH PROVIDED BY OPERATING ACTIVITIES           3,190     2,452
                                                           ------     -----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in interest-bearing deposits
  in banks                                                      -       100
 Proceeds from maturities of securities available
  for sale                                                 35,511     8,256
 Purchases of securities available for sale               (68,190)  (24,443)
 Proceeds from maturities of securities held to
  maturity                                                  2,340       525
 Purchases of securites held to maturity                  (13,296)        -
 Net increase in loans                                     (6,205)   (9,364)
 Purchases of premises and equipment                         (435)   (1,166)
                                                           ------    ------
     NET CASH USED IN INVESTING ACTIVITIES                (50,275)  (26,092)
                                                           ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  14,741    13,333
 Repayment of capital lease obligation                        (46)      (45)
 Net increase in short-term borrowings                     31,157    18,615
 Cash dividends paid                                         (677)     (505)
 Proceeds from stock options exercised                        109       230
 Purchase of treasury shares                                    -      (128)
                                                           ------     ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             45,284    31,500
                                                           ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               (1,801)    7,860

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           23,501    12,047
                                                           ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 21,700   $19,907
                                                           ======    ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                            $ 8,454  $ 7,513
 Income taxes paid                                            707    1,109

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

Results of operations for the three and six month periods ended June 30, 1998, and cash flows for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year to end December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997 filed with the Commission.

Certain amounts in prior periods have been reclassified to conform to the current presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" provides accounting and reporting standards to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of SFAS No. 125 had no effect on the Company's consolidated financial position or results of operations.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The new rules establish standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist solely of unrealized gains and losses on investment securities available for sale. The adoption of SFAS No. 130 did not have an impact on the Company's consolidated financial position or results of operations, but did affect the presentation of the Company's consolidated statement of changes in shareholders' equity and consolidated balance sheet.

                       PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements (Continued)


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

In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 is effective for all fiscal years beginning after June 15, 1999. Earlier application is encouraged but should not be applied retroactively to financial statements of prior periods. Currently, the Company does not hold any derivatives or conduct hedging activities as defined by the standard.
In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. If the Company had adopted SFAS No. 133 as of July 1, 1998, the impact would have been limited to transfers, if any, of securities from the held-to-maturity classification to available for sale. The Company is evaluating when to adopt SFAS No. 133 and the desirability of potential investment security reclassifications.

EMPLOYEE STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996, encouraged, but did not require, adoption of a fair-value based accounting method for employee stock options. Management elected to continue to recognize compensation cost using the intrinsic-value-based method of accounting in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The nature of the Company's agreements with optionees prior to 1997 was such that the accounting treatment was the same under both pronouncements. Prior to 1997, compensation cost was recorded because the Company had a contingent obligation to repurchase the shares. During 1997, all outstanding option agreements were revised, eliminating the Company's contingent obligation. Had compensation expense for the Company's stock options granted after 1996 been recognized under the methodology prescribed in SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows: (in thousands, except per share data)

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1. Notes to Consolidated Financial Statements (Continued)


                                   Three Months Ended   Six Months Ended
                                        June 30             June 30
                                    1998      1997       1998      1997
                                   ------------------ ------------------
   Reported net income              $1,362   $1,201     $2,535    $2,347
   Proforma net income               1,358    1,197      2,527     2,339
   Reported earnings per share-
    assuming dilution                 0.86     0.76       1.60      1.49
   Proforma earnings per share-
    assuming dilution                 0.86     0.76       1.60      1.48

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

RESULTS OF OPERATION
Net income for the second quarter of 1998 was $1.36 million, an increase of 13.4% from the $1.20 million earned in the second quarter of 1997. The primary reasons for the increase in earnings were a 3.8% increase in net interest income and a 20.3% increase in non-interest income. This quarter also showed a 12.5% increase in provision for loan losses and a 6.2% increase in non-interest expense. Net income per share increased 12.8% to $.88 from $.78 for the second quarter of 1997.

Net income for the first six months of 1998 was $2.54 million, an increase of 8.0% from the $2.35 million earned in the first six months of 1997. Net income per share increased 7.8% to $1.65 from $1.53.

Net interest income was $4.16 million in the second quarter of 1998, 3.8% above the second quarter of 1997. Average interest-earning assets in the second quarter of 1998 increased $61.80 million (16.3%) to $441.73 million from $379.93 million. The volume increase consisted primarily of $6.61 million in loans, $42.71 million in securities, and an increase of $11.81 million in federal funds sold. The average yield on interest-earning assets decreased from 8.30% in 1998 to 7.88% in 1997.

Average interest-bearing liabilities increased 16.8% to $385.46 million in 1998 and their cost increased to 4.71% from 4.69% in the second quarter of 1997. Most of the volume growth in interest-bearing liabilities was in additional borrowing from the Federal Home Loan Bank (FHLB) to fund purchases of U.S. Agency mortgage-backed securities and tax-exempt municipal bonds. Also, more aggressive bidding on certificates over $100,000 resulted in an increase of $10.56 million in average balance, and their cost rose from 5.51% to 5.61%. As a result, net interest margin decreased from 4.23% in the second quarter of 1997 to 3.77% in 1998.

Net interest income for the first half of 1998 increased 3.8% from the same period last year. Average interest-earning assets increased 14.6% from last year, and the yield on these decreased from 8.32% to 7.99%. Average interest-bearing liabilities increased 15.0%, while the cost increased from 4.66% to 4.72%. Net interest margin has averaged 3.89% in 1998 versus 4.29% in 1997.

The provision for loan losses increased to $225,000 for the second quarter of 1998, compared to $200,000 for the same period in 1997. Net charge-offs for the second quarter of 1998 were .14% of average loans, compared to .07% for the prior year.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. The previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. Loans that are ten days delinquent, excluding one- to four-family real estate loans, are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. As of June 30, 1998, management knew of no significant loans not now disclosed that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):

                                       June 30     December 31     June 30
                                         1998         1997           1997
                                       -------     -----------     -------
Loans accounted for on
 non-accrual basis                        $685         $509          $541
Accruing loans which are
 past due 90 days or more                  104          241           112
Renegotiated loans                           -            -             -
                                           ---          ---           ---
     Total                                $789         $750          $653
                                           ===          ===           ===

Non-accrual loans totaled $685,000 at June 30, 1998, an increase of $176,000 from December 31, 1997. This amount includes two loans totaling $115,000 collateralized by residential first mortgages, and one $42,000 loan guaranteed by the SBA. Also included is one loan with a remaining balance of $345,000 collateralized by receivables with a 50% chance of being collected in full. The remaining balance of $183,000 is collateralized by secondary mortgage positions, purchase money security interests in automobiles and recreational vehicles and chattel filings on equipment and fixtures. All but two are expected to be resolved this year, and those two are expected to be long-term workouts. Management believes the value of the related collateral, if necessary to collect the principal outstanding limits the Bank's exposure to a potential loss of $426,000. As of June 30, 1998, management knew of no significant loans not disclosed herein that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


At June 30, 1998, the Bank's allowance for loan losses totaled $2.67 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

                                     Three Months Ended     Six Months Ended
                                         June 30                June 30
                                       1998     1997         1998     1997
                                       ----     ----         ----     ----
Balance, beginning of period          $2,820   $2,651       $2,761   $2,686
Charge-offs:
 Commercial                              231       26          290       80
 Residential real estate                   -        -            -        -
 Installment                             188      194          340      351
 Credit Card                               -        3            -       64
 Other                                     2        4            5        5
                                       -----    -----        -----    -----
     Total                               421      227          635      500
                                       -----    -----        -----    -----
Recoveries:
 Commercial                                -        2            2        2
 Residential real estate                   -        -            -        -
 Installment                              39       38           81       72
 Credit Card                               3        3            7        6
 Other                                     -        -            -        1
                                       -----    -----        -----    -----
     Total                                42       43           90       81
                                       -----    -----        -----    -----
Net Charge-offs                         (379)    (184)        (545)    (419)
Provision for loan losses                225      200          450      400
                                       -----    -----        -----    -----
Balance, end of period                $2,666   $2,667       $2,666   $2,667
                                       =====    =====        =====    =====

Non-interest income was $928,000 for the second quarter of 1998, an increase of 20.3% from the $771,000 earned in the second quarter of 1997. Most categories in this section have shown increases from the same quarter last year. Trust income increased 24.8% due to an increase in the dollar amount of assets managed. Deposit-related and other service charges were up 6.5%. Loan related insurance and processing fees were up 21.4%. For the first half of 1998, non-interest income is up 22.2% from the same period in 1997.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Non-interest expense increased 6.2% for the second quarter 1998 over the same period in 1997. Salaries and benefits increased 5.2% for the quarter due mostly to an increase of 12 full-time equivalent employees. The increase was the result of opening a new branch office in Hillsboro and additional support staff in various areas of the Bank. Equipment expense decreased 2.4% from last year and occupancy expense increased 10.1% for the quarter. State franchise tax has increased 8.7% due to the increase in Bank capital on which it is based. Other expense has increased 10.3% from the second quarter of last year. For the first six months of the year, total non-interest expense was up 8.1% from the same period last year.

Performance ratios for the second quarter of 1998 included a return on assets of 1.17%, and a return on equity of 12.94%, compared to 1.20% and 12.83%, respectively, for the second quarter of 1997. Performance ratios for the first half of 1998 included a return on assets of 1.14%, and a return on equity of 12.24%, compared to 1.20% and 12.68%, respectively, for the first half of 1997.

FINANCIAL CONDITION
The changes that have occurred in InterCounty's financial condition during 1998 are as follows (in thousands):

                            June 30    December 31
                              1998        1997         Amount    Percent
                            -------    -----------     ------    -------
Total assets               $484,322    $436,444       $47,878       11
Loans                       283,416     277,711         5,705        2
Securities                  166,793     123,139        43,654       35
Savings, NOW, MMDA
 deposits                   123,241     117,552         5,689        5
CD's $100,000 and over       38,066      26,899        11,167       42
Other time deposits         143,978     146,219        (2,241)      (2)
FHLB borrowings              72,000      44,200        27,800       63

The loan portfolio showed little change since year end 1997 in both balance and structure, with the growth being primarily in commercial loans. The securities portfolio has increased $44 million due primarily to the purchase of $20 million of U.S. Agency mortgage-backed securities and $10 million of tax-exempt municipal securities that have been funded through a similar amount of borrowing from the Federal Home Loan Bank at an anticipated tax equivalent spread of 130 basis points. The rest of the increase was in purchases of U.S. Agency callable bonds and fixed rate CMO's.

Deposit growth has occurred in interest-bearing transaction accounts and large certificates of deposit. Large certificates are typically less than one year in maturity and very rate sensitive.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Book value per share was $27.53 at June 30, 1998 compared to $26.45 at December 31, 1997. Equity to assets was 8.83% compared to 9.37% at the end of last year.

Total assets grew 16.9% from June 30, 1997, to a total of $484.3 million.
Over the same period total loans increased to $283.4 million, an increase of
 .9%. The commercial loan portfolio average grew $7.8 million (7.6%), and continues to provide the majority of the increase in the portfolio. The securities portfolio average has grown $34.1 million (34.7%) from the second half of last year through purchases funded with borrowings from the FHLB. Total deposits increased 6.7% to $344.1 million. Average non-interest-bearing deposits increased 12.1% from the same quarter of last year. Average interest-bearing liabilities grew $48.2 million (15.0%), of which $30.5 million was increased FHLB borrowing. Average interest-bearing transaction accounts increased $5.7 million (7.3%), and average retail certificates decreased $.4 million (-.3%). Total equity increased 10.8% since June 30, 1997 to $42.8 million at June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawal. InterCounty manages liquidity on both the asset and the liability side of the balance sheet. The loan to total funds ratio at June 30, 1998 was 65%, compared to 75% for the same date in 1997. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 46% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" portfolio could be sold if necessary for liquidity purposes. A stable deposit base consisting of 90% core deposits also makes the Bank less susceptible to large fluctuations in funding needs.

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 1998, InterCounty had a total risk-based capital ratio of 15.51%, a Tier 1 risk-based capital ratio of 14.60%, and a Tier 1 leverage ratio of 8.86%.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

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

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 21, 1998, the Annual Meeting of the shareholders of the Company was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 2000 by the votes indicated:

                                         FOR            WITHHELD
        George F. Bush                1,219,416           4,236
        Charles L. Dehner             1,219,416           4,236
        Georgia S. Miller             1,219,416           4,236
        Timothy L. Smith              1,219,416           4,236

Item 5. Other Information

Any proposals of shareholders intended to be included in InterCounty's proxy statement for the 1999 Annual Meeting of Shareholders should be sent to InterCounty by certified mail and must be received by InterCounty not later than December 7, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by February 17, 1999, then the proxies designated by the Board of Directors of InterCounty for the 1999 Annual Meeting of Shareholders of InterCounty may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three and Six Months
                                       Ended June 30, 1998 and 1997

           27                          Financial Data Schedule for
                                       the Six Months Ended
                                       June 30, 1998.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. The Company was not required to file Form 8-K during the quarter ended June 30, 1998.

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

                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant

Date: August 14, 1998                /s/ Charles L. Dehner
                                     -----------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer