Form 10-Q
period 1998-09-30
INTERCOUNTY BANCSHARES INC
filed 1998-11-13
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended September 30, 1998

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of November 1, 1998, was 3,154,254 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             September 30, 1998, December 31, 1997
             and September 30, 1997 . . . . . . . . . . . . . . . . . .1

            Consolidated Statements of Income -
             Three and nine Months Ended September 30, 1998
             and 1997 . . . . . . . . . . . . . . . . . . . . . . . . .2

            Consolidated Statements of Changes in
             Shareholders' Equity -
             Nine Months Ended September 30, 1998 and 1997 . . . . . .3-4

            Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1998 and 1997  . . . . . .5

            Notes to Consolidated Financial Statements . . . . . . . .6-8


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . .9-15


      Item 3.  Quantitative and Qualitative Disclosures
                about Market Risks. . . . . . . . . . . . . . . . . . .16


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . 17

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . 17

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . 17

      Item 4.  Submission of Matters to a Vote of Security Holders . . 17

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . 17

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 17-18

                           Part I - Financial Information
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                             CONSOLIDATED BALANCE SHEETS
            At September 30, 1998, December 31, 1997 and September 30, 1997
                                     (thousands)
                                   September 30,  December 31,  September 30,
                                       1998          1997           1997
                                    (unaudited)      (a)         (unaudited)
ASSETS:
 Cash and due from banks              $14,435       $ 17,787      $ 17,925
 Federal funds sold                       412          4,176         7,657
 Other short-term investments              27          1,538            25
                                       ------        -------       -------
   Total cash and cash equivalents     14,874         23,501        25,607

Securities available for sale, at
  market value                        145,298        111,975        86,589
 Securities held to maturity (market
  value-$32,718, $11,624, and $7,398)  32,265         11,164         7,051
                                      -------        -------       -------
   Total securities                   177,563        123,139        93,640

 Loans                                298,999        277,711       278,238
   Less-allowance for loan losses       2,564          2,761         2,652
                                      -------        -------       -------
   Net loans                          296,435        274,950       275,586

 Premises and equipment                10,507         10,503        10,162
 Earned income receivable               4,362          3,691         3,745
 Other assets                             714            660           768
                                      -------        -------       -------
       TOTAL ASSETS                  $504,455       $436,444      $409,508
                                      =======        =======       =======
LIABILITIES:
 Demand deposits                     $ 38,739       $ 38,662      $ 35,920
 Savings, NOW, and money market
  deposits                            127,089        117,552       119,322
 Certificates $100,000 and over        49,007         26,899        27,780
 Other time deposits                  146,151        146,219       145,397
                                      -------        -------       -------
   Total deposits                     360,986        329,332       328,419

 Short-term borrowings                 95,219         62,734        37,966
 Long-term debt                           647            716           847
 Other liabilities                      3,553          2,756         2,603
                                      -------        -------       -------
   TOTAL LIABILITIES                  460,405        395,538       369,835
                                      -------        -------       -------

SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value, authorized
  3,000,000 shares; issued 1,909,475
  shares                                 1,000         1,000         1,000
 Surplus                                 7,621         7,462         7,393
 Unearned ESOP shares, at cost            (619)         (620)         (729)
 Retained earnings                      38,365        35,674        34,706
 Accumulated other comprehensive
  income                                   910           515           433
 Treasury shares, at cost, 359,151
  shares at September 30, 1998; 363,137
  at December 31, 1997; 363,737 shares
  at September 30, 1997                 (3,227)       (3,125)       (3,130)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           44,050        40,906        39,673
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $504,455      $436,444      $409,508
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

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (thousands)
                                     (unaudited)
                                      Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                      ------------------   -----------------
                                      1998        1997      1998       1997
INTEREST INCOME:
 Interest and fees on loans          $6,336     $6,188     $18,466   $17,974
 Interest on securities
  available for sale:
  Taxable                             2,197      1,629       5,915     4,817
  Non-taxable                           125          -         205         -
 Interest on securities held
  to maturity - non-taxable             381        158         888       457
 Interest on deposits in banks            3          -          21         3
 Interest on federal funds sold          79         35         465        70
                                      -----      -----      ------    ------
     TOTAL INTEREST INCOME            9,121      8,010      25,960    23,321
                                      -----      -----      ------    ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                 915        840       2,611     2,444
 Interest on time certificates
  $100,000 and over                     649        392       1,525       990
 Interest on other deposits           2,027      2,103       6,068     6,204
 Interest on short-term borrowings    1,297        560       3,292     1,628
 Interest on long-term debt              15         16          43        56
                                      -----      -----      ------    ------
     TOTAL INTEREST EXPENSE           4,903      3,911      13,539    11,322
                                      -----      -----      ------    ------
     NET INTEREST INCOME              4,218      4,099      12,421    11,999
PROVISION FOR LOAN LOSSES               225        200         675       600
                                      -----      -----      ------    ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       3,993      3,899      11,746    11,399
                                      -----      -----      ------    ------
NON-INTEREST INCOME:
 Trust services                         298        248         806       662
 Service charges on deposits            348        331       1,011       943
 Other service charges and fees          95         79         250       218
 Securities gains                         -        292           -       292
 Other                                  208        119         698       440
                                      -----      -----      ------    ------
     TOTAL NON-INTEREST INCOME          949      1,069       2,765     2,555
                                      -----      -----      ------    ------
NON-INTEREST EXPENSES:
 Salaries                             1,355      1,253       3,957     3,610
 Employee benefits                      214        284         674       776
 Equipment                              316        302         908       884
 Occupancy                              188        168         547       503
 State franchise tax                    152        141         460       422
 Marketing                               63         66         213       201
 Other                                  828        770       2,393     2,169
                                      -----      -----      ------    ------
     TOTAL NON-INTEREST EXPENSE       3,116      2,984       9,152     8,565
                                      -----      -----      ------    ------

     INCOME BEFORE INCOME TAX         1,826      1,984       5,359     5,389
      INCOME TAX                        515        620       1,513     1,677
                                      -----      -----      ------    ------
     NET INCOME                      $1,311     $1,364     $ 3,846   $ 3,712
                                      =====      =====      ======    ======

Basic earnings per common share     $  0.86     $ 0.89     $  2.50   $  2.42
Diluted earnings per common share      0.83       0.86        2.43      2.35
Dividends declared per common share    0.25       0.19        0.75      0.57

AVERAGE SHARES OUTSTANDING:

 To compute basic earnings
  per common share                1,541,094  1,534,122   1,540,775  1,532,384
 To computed diluted earnings
  per common share                1,583,075  1,581,526   1,581,799  1,581,960


The accompanying notes to financial statements are an integral part of these statements.

                                    -2-

                           Part I - Financial Information
                                     (Continued)
                           Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                         THE NATIONAL BANK AND TRUST COMPANY
            CONSOLIDATED STATMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (thousands)
                                    (unaudited)
                                                        Retained
                                           Unearned     Earnings      Accumulated
                                             ESOP       Less Cost        Other
                         Common             Shares     of Treasury    Comprehensive     Comprehensive     Shareholders'
                         Shares   Surplus   at Cost      Shares          Income             Income           Equity

Balance January 1, 1997   $1,000   $7,246   $(732)      $28,810         $424                               $36,748
Comphrensive
 Income:

   Net Income                                             3,712                           $3,712             3,712

   Net unrealized
    gain on available-
    for-sale securities,
    net of tax                                                             9                   9                 9
                                                                                           -----
Total comprehensive income                                                                $3,721
                                                                                           =====
Dividends declared
 ($.57 per share)                                          (875)                                              (875)

Treasury shares purchased                                  (172)                                              (172)

Stock options exercised               129                   101                                                230

ESOP shares earned                     18       3                                                               21
                           -----    -----     ---        ------          ---                                 ------
Balance September 30,
 1997                     $1,000   $7,393   $(729)      $31,576         $433                                $39,673
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
                                             ESOP       Less Cost         Other                            Total
                          Common            Shares     of Treasury    Comprehensive    Comprehensive    Shareholders'
                          Shares   Surplus  at Cost      Shares           Income           Income          Equity

Balance January 1, 1998   $1,000   $7,462   $(620)      $32,549         $515                             $40,906
Comprehensive
 Income:

   Net income                                             3,846                          $3,846            3,846

   Net unrealized
    loss on available-
    for-sale securities,
    net of tax                                                           395                395              395
                                                                                          -----
Total comprehensive income                                                               $4,241
                                                                                          =====
Dividends declared
 ($.75 per share)                                        (1,155)                                          (1,155)

Treasury shares purchased                                  (173)                                            (173)

Stock options exercised               123                    71                                              194

ESOP shares earned                     36       1                                                           37
                           -----    -----     ---        ------          ---                              ------
Balance September 30,
 1998                     $1,000   $7,621   $(619)      $35,138         $910                             $44,050
                           =====    =====     ===        ======          ===                              ======

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Nine Months Ended
                                                           September 30
                                                        ------------------
                                                            1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  3,846   $ 3,712
  Adjustments for non-cash items -
   Depreciation and amortization                              924       791
   Provision for loan losses                                  675       600
   Net premium amortization (discount accretion)
    of securities held for sale                                90      (101)
   Net discount accretion of securities held to maturity     (109)     (113)
   Net realized gains from sale of securities
    available for sale                                          -      (292)
   Increase in income receivable                             (671)     (437)
   Increase in other assets                                  (308)       (8)
   Increase (decrease) in interest payable                    416      (154)
   Increase in income taxes payable                           435        85
   Decrease in other accrued expenses                         (32)     (148)
   FHLB stock dividends                                      (221)     (170)
                                                            -----    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           5,045     3,765
                                                           ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in interest-bearing deposits
  in banks                                                      -       100
 Proceeds from maturities of securities available
  for sale                                                 51,723    28,620
 Proceeds from sale of securities available for sale            -     6,763
 Purchases of securities available for sale               (84,316)  (40,028)
 Proceeds from maturities of securities held to
  maturity                                                  3,890       525
 Purchases of securities held to maturity                  (24,882)       -
 Net increase in loans                                    (22,160)   (9,590)
 Purchases of premises and equipment                         (871)   (1,934)
                                                           ------    ------
     NET CASH USED IN INVESTING ACTIVITIES                (76,616)  (15,544)
                                                           ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  31,654    19,292
 Repayment of capital lease obligation                        (69)      (67)
 Net increase in short-term borrowings                     32,485     6,853
 Cash dividends paid                                       (1,071)     (797)
 Proceeds from stock options exercised                        118       230
 Purchase of treasury shares                                 (173)     (172)
                                                           ------     ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             62,944    25,339
                                                           ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               (8,627)   13,560

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           23,501    12,047
                                                           ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $14,874   $25,607
                                                           ======    ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                            $13,123   $11,476
 Income taxes paid                                          1,077     1,654

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

Results of operations for the three and nine month periods ended September
30, 1998, and cash flows for the nine month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year to end December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997 filed with the Commission.

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

                                   Three Months Ended   Nine Months Ended
                                     September 30         September 30
                                    1998      1997       1998      1997
                                   ------------------ ------------------
   Reported net income              $1,311   $1,364     $3,846    $3,712
   Proforma net income               1,307    1,360      3,834     3,700
   Reported earnings per share-
    assuming dilution                 0.83     0.89       2.43      2.42
   Proforma earnings per share-
    assuming dilution                 0.83     0.86       2.42      2.34

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY

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

RESULTS OF OPERATION
Net income for the third quarter of 1998 was $1.31 million, a decrease of 3.9% from the $1.36 million earned in the third quarter of 1997. Net income per share-basic decreased 3.4% to $.86 from $.89 for the third quarter of 1997. The third quarter of 1997 included $193,000 in after-tax gains on the sale of securities compared to none in 1998. The third quarter of 1998 showed an increase in net interest income of 2.9% compared to the same quarter last year. Non-interest income, excluding securities gains, was 22.1% above the third quarter of 1997 primarily due to increases in trust income, deposit service charges, and loan related insurance and processing fees. This quarter also showed a 12.5% increase in provision for loan losses and a 4.4% increase in non-interest expense.

Net income for the first nine months of 1998 was $3.85 million, an increase of 3.6% from the $3.71 million earned in the first nine months of 1997. Net income per share-basic increased 3.1% to $2.50 from $2.42.

Net interest income was $4.22 million in the third quarter of 1998, 2.9% above the third quarter of 1997. Average interest-earning assets in the third quarter of 1998 increased $86.85 million (22.7%) to $469.07 million from $382.22 million. The volume increase consisted primarily of $11.21 million in loans, $72.29 million in securities, and an increase of $3.14 million in federal funds sold. The average tax equivalent (TE) yield on interest-earning assets decreased from 8.38% in 1997 to 7.87% in 1998.

Average interest-bearing liabilities increased 23.8% to $411.00 million in the third quarter of 1998 and their cost increased to 4.73% from 4.67% in the third quarter of 1997. Most of the volume growth in interest-bearing

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

liabilities was in additional borrowing from the Federal Home Loan Bank (FHLB) to fund purchases of U.S. Agency mortgage-backed securities and tax-exempt municipal bonds. Also, more aggressive bidding on certificates over $100,000 resulted in an increase of $18.53 million in the average balance, and their cost decreased from 5.58% to 5.55%. As a result, TE net interest margin decreased from 4.32% in the third quarter of 1997 to 3.72% in third quarter of 1998.

Net interest income for the first nine months of 1998 increased 3.5% from the same period last year. Average interest-earning assets increased 17.4% from last year, and the TE yield on these decreased from 8.38% to 8.01%. Interest-bearing liabilities increased 18.1%, while the cost increased from 4.66% to 4.72%. TE net interest margin has averaged 3.89% in 1998 versus 4.34% in 1997.

The provision for loan losses increased to $225,000 for the third quarter of 1998, compared to $200,000 for the same period in 1997. Net charge-offs for the third quarter of 1998 were .11% of average loans, compared to .08% for the prior year.

Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. The previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. Loans that are ten days delinquent, excluding one-to-four family real estate loans, are sent to the Collections Department for collection. One-to-four family real estate loans are sent when they are fifteen days delinquent.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):

                       PART I.  FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                   September 30  December 31  September 30
                                       1998          1997         1997
                                     -------     -----------    --------
Loans accounted for on
 non-accrual basis                    $399          $509         $568
Accruing loans which are
 past due 90 days or more              309           241          207
Renegotiated loans                       -             -            -
                                       ---           ---          ---
     Total                            $708          $750         $775
                                       ===           ===          ===

Non-accrual loans totaled $399,000 at September 30, 1998, a decrease of $286,000 from the June 30 amount of $685,000. The decrease was attributed in large part to liquidation of collateral and subsequent charge-off of unpaid balances. The September 30 amount of $399,000 consists of seven collateralized commercial loans. One loan included in this total has a remaining balance of $222,000 and is currently considered a probable loss. This loan has been charged down from a balance of $446,000; it could possibly be resolved by year-end through a settlement agreement that would result in a long-term work-out with the borrower. If this loan is not resolved and becomes an actual loss before year end, an extra provision to the allowance for loan losses would be likely. The remaining balance of $177,000 has a potential loss of $14,000. As of September 30, 1998, management knew of no significant loans not disclosed herein that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

At September 30, 1998, the Bank's allowance for loan losses was $2.56 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                     Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                       1998     1997         1998     1997
                                       ----     ----         ----     ----
Balance, beginning of period          $2,666   $2,667       $2,761   $2,686
Charge-offs:
 Commercial                              212       98          502      178
 Residential real estate                   -        -            -        -
 Installment                             141      154          481      506
 Credit Card                               -        -            -       64
 Other                                     -        -            5        5
                                       -----    -----        -----    -----
     Total                               353      252          988      753
                                       -----    -----        -----    -----
Recoveries:
 Commercial                                -        7            2        9
 Residential real estate                   -        -            -        -
 Installment                              23       26          104       99
 Credit Card                               2        4            9       11
 Other                                     1        -            1        -
                                       -----    -----        -----    -----
     Total                                26       37          116      119
                                       -----    -----        -----    -----
Net Charge-offs                         (327)    (215)        (872)    (634)
Provision for loan losses                225      200          675      600
                                       -----    -----        -----    -----
Balance, end of period                $2,564   $2,652       $2,564   $2,652
                                       =====    =====        =====    =====

Non-interest income was $949,000 for the third quarter of 1998, an increase of 22.1% from the $777,000 earned, excluding securities gains, in the third quarter of 1997. Most categories in this section have shown increases from the same quarter last year. Trust income increased 20.0% due to an increase in the dollar amount of assets managed. Deposit-related and other service charges were up 8.0%. Loan related insurance and processing fees were up 43.1%. For the first nine months of 1998, non-interest income, excluding securities gains, was up 22.2% from the same period in 1997.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-interest expense increased 4.4% for the third quarter 1998 over the same period in 1997. Salaries and benefits increased 2.1% for the quarter due mostly to an increase of 15 full-time equivalent employees from the third quarter last year. The increase was the result of opening new branch offices in Hillsboro and Owensville, Ohio, and additional support staff in various areas of the Bank. Equipment expense increased 4.5% and occupancy expense increased 11.8% for the quarter compared to the same quarter last year. State franchise tax has increased 8.1% due to the increase in Bank capital on which it is based. Other expense has increased 7.6% from the third quarter of last year. For the first nine months of the year total non-interest expense was up 6.9% from the same period last year.

Performance ratios for the third quarter of 1998 included a return on assets of 1.05%, and a return on equity of 12.08%, compared to 1.33% and 13.88%, respectively, for the third quarter of 1997. Performance ratios for the first nine months of 1998 included a return on assets of 1.11%, and a return on equity of 12.19%, compared to 1.25% and 13.10%, respectively for the first nine months of 1997.

FINANCIAL CONDITION
The changes that have occurred in InterCounty's financial condition during 1998 are as follows (in thousands):

                        September 30   December 31
                            1998          1997         Amount    Percent
                         ----------    -----------     ------    -------
Total assets              $504,455     $436,444       $ 68,011      16
Loans                      298,999      277,711         21,288       8
Securities                 177,563      123,139         54,424      44
Federal funds sold             412        4,176         (3,764)    (90)
Savings, NOW, MMDA
 deposits                  127,089      117,552          9,537       8
CD's $100,000 and over      49,007       26,899         22,108      82
Other time deposits        146,151      146,219            (68)      -
FHLB borrowings             72,000       44,200         27,800      63

The loan portfolio has increased almost eight percent since year end, although the structure has changed very little. The growth has been primarily in commercial loans and during the third quarter in one-to-four family residential real estate. The Bank has begun retaining fixed-rate real estate loans that meet certain yield criteria, instead of selling these loans in the secondary market.
These loans may be sold if doing so becomes advantageous to the Bank.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The securities portfolio has increased $54 million since year end due primarily to the purchase of $20 million of U.S. Agency mortgage-backed securities and $10 million tax-exempt municipal securities that have been funded through a similar amount of borrowing from the Federal Home Loan Bank at an anticipated tax equivalent spread of 130 basis points. The rest of the increase was in purchases of long-term municipal securities, U.S. Agency callable bonds and fixed-rate CMO's.

Deposit growth has occurred in interest-bearing transaction accounts and large certificates of deposit. Large certificates are typically less than one year in maturity and very rate sensitive.

Book value per share was $28.41, compared to $26.45 at December 31, 1997. Equity to assets was 8.73%, compared to 9.37% at the end of last year.

Total assets grew 23.2% from September 30, 1997, to a total of $504.4 million. Total loans increased to $299.0 million, an increase of 7.5%. Average commercial loans grew $8.3 million (7.9%), and commercial loans continue to provide the majority of increase in the portfolio. The securities portfolio average has grown $47.0 million (47.5%) from the third quarter of last year through purchases funded with borrowing from the FHLB and excess federal funds. Total deposits increased 9.9% to $361.0 million. Average non-interest bearing deposits increased 13.0% from last year. Average interest-bearing liabilities grew $58.6 million (18.1%), of which $35.8 million was increased FHLB borrowing. Average interest-bearing transaction accounts increased $6.5 million (8.1%), and average retail certificates decreased $.6 million (-.4%). Total equity capital increased 11.0% to $44.1 million at September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity will ensure that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. InterCounty manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-total-funds ratio at September 30, 1998 was 66%, compared to 76% for the same date in 1997. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 71% of the portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of the "available for sale" portfolio could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 86% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 1998, InterCounty had a total risk-based capital ratio of 14.44%, a Tier 1 risk-based capital ratio of 13.63%, and a Tier 1 leverage ratio of 8.55%.


YEAR 2000 CONSIDERATIONS
As with all financial institutions, the Bank's operations rely extensively on computer systems. The Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 (Y2K) correctly. A project team of Bank employees was assembled, with specific goals and target dates, to ensure the Bank has an effective plan for identifying, testing and implementing solutions for Y2K. This will be accomplished either through internal evaluation and testing, or verifiable documentation from the vendors of specific software and hardware. Senior management oversees the project and regularly reports to the Board of Directors. The Bank expects to be substantially complete with all Y2K testing by December 31, 1998. Because compliance work is largely being completed by internal staff, the Bank does not expect to incur any significant costs with outside contractors relative to completion of this portion of the project. It is estimated at this time that the Bank will spend approximately $500,000 to $750,000 upgrading hardware and software to be Y2K compliant. These costs will be amortized over the expected life of each item, usually three to five years. Most of this hardware and software would have been upgraded anyway within the next two years, and therefore the year 2000 advanced the timing of these expenditures. These projections are only estimates and may differ materially from the actual results through the end of 1999.

In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to the issue, and higher funding costs may come about if consumers react to publicity about the issue by withdrawing deposits. The Bank has identified individually significant customers covering both funds providers and funds takers, to assess the Y2K financial risk originating from them. The Bank also could be impacted if third parties it deals with in conducting its business, such as governmental agencies, clearing houses, telephone companies, utilities companies, and other service providers, fail to properly address this issue. Accordingly, the Bank is developing contingency plans to assess these areas and minimize their effect.

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

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On September 22, 1998, a Special Meeting of the shareholders of the Company was held. Amendment of the Company's Articles of Incorporation to increase the number of authorized common shares from 3,000,000 to 6,000,000 was approved by the votes indicated:

                  FOR                AGAINST                  WITHHELD
               1,254,556              12,448                    2,199

Item 5. Other Information

        Stock Dividend - On October 1, 1998, the Board of Directors of the Company declared a two-for-one stock split in the form of a dividend payable on October 26, 1998, to Shareholders of record on October 11, 1998.

        Acquisition - On October 8, 1998, the National Bank & Trust Company acquired all of the outstanding shares of Phillips Insurance Agency Group, Inc., an Ohio corporation (the "Agency"). In exchange for the shares of the Agency, InterCounty Bancshares, Inc. issued 26,803 common shares (before adjustment for the two-for-one stock split) to the Agency's shareholders. The acquisition was accounted for as a pooling of interests. The Agency's gross revenues in 1997 were approximately $600,000. Total assets of the Agency is not material to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description
           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three and Nine Months
                                       Ended September 30, 1998 and 1997



                        PART II.  OTHER INFORMATION

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY

Item 6. Exhibits and Reports on Form 8-K (Continued)

         Exhibit
           No.                         Description

           27                          Financial Data Schedule for
                                       the Nine Months Ended
                                       September 30, 1998.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

b. One report on Form 8-K was filed during the third quarter (Date of Report - August 13, 1998) reporting on Item 5, Other Events.
   The Company announced a special meeting of shareholders to be held to adopt an amendment to the Company's Articles of Incorporation to authorize additional shares. The Company announced that the Board of Directors expected to declare a two-for-one stock split in the form of a stock dividend if the shareholders adopt the amendment to the Articles.

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

                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant

Date: November 13, 1998              /s/ Charles L. Dehner
                                     -----------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer