Form 10-K
period 1998-12-31
INTERCOUNTY BANCSHARES INC
filed 1999-03-31
CIK 908837

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998

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


The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $28.00 per share on March 15, 1999. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $54,297,152.

As of March 19, 1999, 3,190,542 common shares were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of InterCounty Bancshares, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K:

     1.  Board of Directors;
     2.  Executive Officers;
     3.  Section 16(a) Beneficial Ownership Reporting Compliance;
     4.  Compensation of Executive Officers and Directors;
     5. Voting Securities and Ownership of Certain Beneficial Owners and Management; and
     6.  Certain Relationships and Related Transactions.

                       INTERCOUNTY BANCSHARES, INC.
                   For the Year Ended December 31, 1998
                            Table of Contents

                             PART I
                                                                  Page
                                                                  ----
  Item 1:   Business                                                3
  Item 2:   Properties                                             28
  Item 3:   Legal Proceedings                                      28
  Item 4:   Submission of Matters to a Vote of Security Holders    28

                            Part II
                            -------
  Item 5:   Market for Registrant's Common Equity and Related
             Stockholder Matters                                   29
  Item 6:   Selected Financial Data                                29
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   31
  Item 7A:  Quantitative and Qualitative Disclosures About
             Market Risk                                           51
  Item 8:   Financial Statements and Supplementary Data            52
  Item 9:   Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                82

                            Part III
                            --------
  Item 10:  Directors and Executive Officers of the Registrant     82
  Item 11:  Executive Compensation                                 82
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                        82
  Item 13:  Certain Relationships and Related Transactions         82

                            Part IV
                            -------
  Item 14:  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                   83

Exhibit Index                                                      84
Signatures                                                         85


                                  PART I

Item 1.  Description of Business

                                  GENERAL

InterCounty Bancshares, Inc. ("InterCounty"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the "Bank").

The Bank is engaged in the commercial banking business in Southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank's 16 full-service offices. In addition, the Bank has one office which is drive-in facilities only and two remote service units. The Bank has also installed 95 cash dispensers in convenience stores as of the end of 1998.
The Bank also has a trust department which presently administers 808 accounts having combined assets of $217 million.

On October 8, 1998, the Bank acquired all of the outstanding common shares of Phillips Insurance Agency Group, Inc. ("Phillips Group"), the holding company for Phillips Casualty Insurance Agency, Inc., and Phillips Life Insurance Agency, Inc. (the "Phillips Agencies"). The shares of Phillips Group were exchanged for 53,606 common shares of InterCounty. On December 11, 1998, the Bank acquired all of the outstanding common shares of Arnold Jones Insurance Agency, Inc. (the "Jones Agency"), in exchange for 17,777 common shares of InterCounty. The Phillips Agencies and the Jones Agency have their principal offices in Blanchester, Ohio. The assets and income of the insurance agency business were immaterial to the financial condition and operations of InterCounty during fiscal year 1998.

On September 1, 1992, the Bank acquired Kentucky National Bank of Ohio with two locations in Georgetown, Ohio for $3,200,000 in cash.

On December 29, 1993, InterCounty acquired the Williamsburg Building & Loan Company, a mutual savings and loan with total assets of $17.1 million and equity of $2.9 million. In connection with this merger conversion, InterCounty issued 458,950 shares of its common stock, principally to depositors and other members of Williamsburg and the general public in subscription and community offerings.

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


                         FORWARD LOOKING STATEMENTS

In addition to the historic financial information contained herein with respect to InterCounty, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, InterCounty's operations and InterCounty's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and InterCounty's general market area. The forward-looking statements contained herein include those with respect to the following matters:

     1. Management's expectation that it will continue to expand its consumer lending activities, other than automobile loans;
     2. The Bank's expected amount of loan net charge-offs and management's determination of the adequacy of the loan loss allowance;
     3.  The effect of changes in interest rates;
     4.  Growth in the commercial and industrial loan portfolio; and
     5. Management's belief that a substantial percentage of the certificates of deposit maturing within one year will renew with the Bank at maturity.

Lending Activities

General. The Bank's income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:
                                             At December 31,
                    ----------------------------------------------------------
                                1998              1997              1996
                    ----------------------------------------------------------
                                     % of              % of              % of
                          Amount    Total    Amount   Total     Amount  Total
                          ------    -----    ------   -----     ------  -----
                                          (Dollars in thousands)
Commercial and
 industrial             $ 78,801     26     $ 63,661    23%   $ 57,985     22%
Commercial real estate    29,936     10       30,835    11      31,118     11
Agricultural              17,925      6       18,387     7      16,304      6
Residential real estate   92,069     30       82,838    30      79,761     30
Installment               83,173     27       79,115    28      81,033     30
Other                      2,402      1        2,097     1       2,228      1
                         -------    ---      -------   ---     -------    ---
  Total loans           $304,306    100%     276,933   100%   $268,429    100%
                                    ===                 ===               ===
Deferred net
 origination costs           806                 778               853
Allowance for loan
 losses                   (2,641)             (2,761)           (2,686)
                         -------             -------           -------
   Net loans            $302,471            $274,950          $266,596
                         =======             =======           =======

                                     At December 31,
                         ----------------------------------
                                1995              1994
                         ----------------------------------
                                     % of              % of
                          Amount    Total    Amount   Total
                          ------    -----    ------   -----
                                 (Dollars in thousands)
Commercial and
 industrial             $ 46,952     19       43,254     21%
Commercial real estate    27,274     11       27,049     13
Agricultural              14,515      6       12,451      6
Residential real estate   79,355     33       57,243     27
Installment               68,821     29       63,572     31
Credit card                3,268      1        2,303      1
Other                      1,561      1        1,659      1
                         -------    ---      -------    ---
  Total loans           $241,746    100%    $207,531    100%
                                    ===                 ===
Deferred net
 origination costs           761                 623
Allowance for loan
 losses                   (2,644)             (2,561)
                         -------             -------
   Net loans            $239,863            $205,593
                         =======             =======

Loan Maturity Schedule.  The following table sets forth certain information at
December 31, 1998, regarding the net dollar amount of loans maturing in the
Bank's portfolio, based on contractual terms to maturity.  Demand loans, loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:
                        Due 0-1 Year  Due 1-5 Years  Due 5 + Years   Total
                                             (In thousands)
Commercial and
 industrial               $12,254        $26,695        $39,852     $78,801
Commercial real estate      3,100            623         26,213      29,936
Agricultural                8,682          1,768          7,475      17,925
                           ------         ------         ------     -------
  Total                   $24,036        $29,086        $73,540    $126,662
                           ======         ======         ======     =======

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 1998, which have predetermined interest rates and floating or adjustable interest rates:
                             Predetermined        Floating or
                                 rates          adjustable rates     Total
                             -------------      ----------------    -------
                                                 (In thousands)
Commercial and industrial       $26,422              $40,125        $66,547
Commercial real estate            3,506               23,330         26,836
Agricultural                        566                8,677          9,243
                                 ------               ------         ------
  Total                         $30,494              $72,132       $102,626
                                 ======               ======        =======

Commercial and Industrial Lending. Commercial and industrial lending has been an area of growth for the Bank. The Bank originates loans to businesses in its market area, including "floor plan" loans to automobile dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $5,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. At December 31, 1998 the Bank had $78.8 million, or 26% of total loans, invested in commercial and industrial loans.

Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

Commercial Real Estate. The Bank makes loans secured by commercial real estate located in its market area. Such loans generally are adjustable-rate loans for terms of up to 20 years. The types of properties securing loans in the Bank's portfolio include warehouses, retail outlets and general industrial use properties. At December 31, 1998, the Bank had $29.9 million, or 10% of total loans, invested in commercial real estate loans.

Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

Agricultural Loans. The Bank makes agricultural loans, which include loans to finance farm operations, equipment purchases, and land acquisition. The repayment of such loans is significantly dependent upon income from farm operations, which can be adversely affected by weather and other physical conditions, government policies and general economic conditions. At December 31, 1998, the Bank had $17.9 million, or 6% of total loans, invested in agricultural loans.


Residential Real Estate. The Bank makes loans secured by one- to four-family residential real estate and multi-family (over four units) real estate located in its market area. The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate loans with terms of 15 to 30 years are typically originated for sale in the secondary market. ARMs are held in the Bank's portfolio. At December 31, 1998, the Bank had $92.1 million, or 30% of total loans, invested in residential real estate loans.

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

At December 31, 1998, the Bank had $83.2 million, or 27% of total loans, invested in installment loans. The Bank has reduced its efforts to originate new and used automobile loans due to increased competition and narrowing interest rate spreads. The Bank expects to continue, subject to market conditions, to expand its other consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers.

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

Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous year's accrued interest is charged against the allowance for loan losses. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans, renegotiated loans and ninety days or more past due loans. All loans, except one-to four-family real estate, which are ten days delinquent are sent to the Collections Department for collection. One- to four-family real estate loans are sent when they are fifteen days delinquent. As of December 31, 1998, management knew of no significant loans not now disclosed as non-performing that would cause management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated:
                                      At December 31,
                           --------------------------------------
                           1998     1997    1996    1995     1994
                                      (In thousands)
Loans accounted for on
 nonaccrual basis          $599     $509    $535    $314     $239
Accruing loans which are
 past due 90 days or more   343      241      90     208      402
Renegotiated loans            -        -       -       -      211
                            ---      ---     ---     ---      ---
    Total                  $942     $750    $625    $522     $852
                            ===      ===     ===     ===      ===

If interest on non-accrual loans had been recognized during 1998, such income would have been $45,000. The amount recognized was not material.

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

Allowance for Loan Losses. Federal regulations require that the Bank establish prudent general allowances for loan losses. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical trends in the level of non-performing assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 1998, the Bank's allowance for loan losses totaled $2.6 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented.
                                    -10-

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:
                                                   December 31,
                                   ------------------------------------------
                                    1998     1997     1996     1995     1994
                                              (Dollars in thousands)
Balance at beginning of
 period                         $  2,761 $  2,686 $  2,644 $  2,561 $  2,474
Charge-offs:
 Commercial and industrial          (702)    (178)     (28)     (13)     (40)
 Commercial real estate              (45)       -        -        -        -
 Agricultural                         -         -       (3)     (46)       -
 Residential real estate              -        (6)      (1)      (2)     (11)
 Installment                        (681)    (694)    (560)    (356)    (287)
 Credit card                           -      (64)    (189)     (55)     (38)
 Other                                (7)       -       (4)       -        -
                                 -------  -------  -------  -------  -------
  Total charge-offs               (1,435)    (942)    (785)    (472)    (376)
                                 -------  -------  -------  -------  -------
Recoveries:
 Commercial and industrial             7       63       42       10       12
 Commercial real estate                -        -        -        -        1
 Agricultural                          -        -        8        1        9
 Residential real estate               -        2        -        6        3
 Installment                         145      133      158      159      149
 Credit card                          12       17       13       19       13
 Other                                 1        2        6        -        1
                                  ------    -----    -----    -----    -----
  Total recoveries                   165      217      227      195      188
                                  ------    -----    -----    -----    -----

Net charge-offs                   (1,270)    (725)    (558)    (277)    (188)
Provision for possible
 loan losses                       1,150      800      600      360      275
                                 -------  -------  -------  -------  -------
  Balance at end of period      $  2,641 $  2,761 $  2,686 $  2,644 $  2,561
                                 =======  =======  =======  =======  =======
Ratio of net charge-offs to
 average loans outstanding
 during the period                  0.44%    0.26%    0.22%    0.13%    0.09%
                                    ====     ====     ====     ====     ====

Average loans outstanding       $287,674 $274,372 $256,761 $218,552 $201,531
                                 =======  =======  =======  =======  =======

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance. For 1998, the Bank anticipates about the same amount of loan net charge-offs for each type of loan as that experienced in 1997 except less is expected in commercial and industrial loans. See Exhibit 99, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto which is incorporated herein by reference.


Investment Activities

The following table sets forth the composition of the Bank's securities portfolio, based on amortized cost, at the dates indicated:
                                           At December 31,
                                -----------------------------------
                                   1998         1997         1996
                                           (In thousands)
Securities available
 for sale:
U.S. Treasuries & U.S.
 Agency notes                   $35,983      $44,380      $42,122
U.S. Agency mortgage-
 backed securities               73,124       49,256       25,577
Other mortgage-backed
 securities                      16,337       13,212        9,556
Municipals                        8,558            -            -
Other securities                  5,461        4,347        3,470
                                -------      -------       ------
Total securities available
 for sale                       139,463      111,195       80,725
                                -------      -------       ------
Securities held to
 maturity:
Municipal securities             36,832       11,164        7,463
                                -------      -------       ------
Total securities held
 to maturity                     36,832       11,164        7,463
                                -------      -------       ------
Total securities               $176,295     $122,359     $ 88,188
                                =======      =======       ======

Average securities as a percent of assets was 23.3% in 1996, 25.4% in 1997, and 32.4% in 1998. The securities portfolio at December 31, 1998 consists of $139.7 million of securities available for sale and $36.8 million of securities which management intends to hold to maturity. The available for sale portion of the portfolio is generally structured into a five-year ladder of cash flows that will allow the Bank to take advantage of rising market rates or lock in rates should market rates stay stable or fall. Mortgage-backed securities provide a regular monthly cash flow available for reinvestment at current rates. During 1996 and 1997 the majority of the additions to the portfolio have been in medium-term callable U.S. Agency bonds and mortgage-backed securities with projected average lives of three to seven years. During the fourth quarter of 1997 and throughout 1998 the Bank increased its non-taxable portion of the portfolio to $46.0 million through the purchase of 15-20 year maturity municipal bonds. Also during the fourth quarter of 1997 and during 1998 the Bank purchased $65 million U.S. Agency mortgage-backed securities with funds borrowed from the Federal Home Loan Bank at anticipated spreads of 130-150 basis points before tax.
The effect of these transactions will be an enhancement to earnings and an effective use of capital. The portfolio has approximately $912,000 appreciation over the amortized book value at December 31, 1998.

The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 1998. U.S. agency mortgage-backed securities are categorized according to their expected prepayment speeds. All other securities are categorized based on contractual maturity. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations. Yields do not include the effects of income taxes.

                   Less than 1 year      1 to 5 years       5 to 10 years
                   ----------------   ------------------   ----------------
                           Weighted             Weighted           Weighted
                   Book    average     Book      average    Book   average
                            yield                 yield             yield
                   ----    -------     ----      -------    ----   -------
                                     (Dollars in thousands)
Securities available
 for sale:
U.S. Treasuries
 and U.S. Agency
 notes           $ 1,997     7.89%   $14,990       6.01%  $16,995    6.14%
U.S. Agency
 mortgage-backed
 securities       13,187     6.65     29,526       6.69    17,984    6.64
Other mortgage-
 backed securities 2,487     6.38     10,432       5.45     3,418    5.73
Municipals             -        -          -          -         -       -
Other securities       -        -          -          -         -       -
                  ------              ------               ------
Total securities
 available for
 sale             17,671     6.75     54,948       6.27    38,397    6.34
                  ------              ------               ------




Securities held
 to maturity:
Municipal
 securities        1,546     9.25        692       8.94       100    4.50
                  ------              ------               ------
Total securities
 held to maturity  1,546     9.25        692       8.94       100    4.50
                  ------              ------               ------
Total securities $19,217     6.95%   $55,640       6.30%  $38,497    6.33%
                  ======              ======               ======

                     Over 10 years          Total
                   ----------------   ------------------
                           Weighted             Weighted
                   Book    average     Book      average
                            yield                 yield
                   ----    -------     ----      -------
                          (Dollars in thousands)
Securities available
 for sale:
U.S. Treasuries
 and U.S. Agency
 notes           $ 2,001     6.51%   $35,983       6.21%
U.S. Agency
 mortgage-backed
 securities       12,427     6.62     73,124       6.66
Other mortgage-
 backed
 securities            -        -     16,337       5.65
Municipals         8,558     5.04      8,558       5.04
Other securities   5,461     6.94      5,461       6.94
                  ------             -------
Total securities
 available for
 sale             28,447     6.04    139,463       6.34
                  ------             -------
Securities held
 to maturity:
Municipal
 securities       34,494     4.95     36,832       5.20
                  ------             -------
Total securities
 held to maturity 34,494     4.95     36,832       5.20
                  ------              ------
Total securities $62,941     5.39%  $176,295       6.10%
                  ======             =======

Trust Services

The Bank received trust powers in 1922 and currently holds $217 million in net assets in the Trust Department. The Annual Report of Trust Assets filed with the FDIC and the OCC reports $159 million in managed assets among 540 accounts, and an additional $60 million of non-discretionary assets held in 268 accounts on December 31, 1998. These assets are not included in the Bank's balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity.

In addition to administering trusts, the services offered by the Trust Department include investment management, estate planning and administration, tax and financial planning and employee benefit plan administration. During 1997, the Trust Department entered into an agreement with a licensed broker-dealer and insurance agent to provide investment services to customers of the Bank and others, enabling them to purchase fixed annuities, variable annuities, mutual funds, and stocks and bonds. The Trust Department is staffed by five officers and two staff members and generated $1,105,000 in fee income during 1998.

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

The following table sets forth the dollar amount of deposits in the various types of products offered by the Bank as of December 31:
                           Percent             Percent              Percent
                    1998   of Total    1997    of Total    1996     of Total
                    ----   --------    ----    --------    ----     --------
                                    (Dollars in thousands)
Demand            $41,748     11     $38,662      12%    $35,731       12%
NOW                61,616     16      53,386      17      49,030       16
Savings            35,983     10      34,445      10      35,687       11
Money market
 deposit           39,935     11      29,721       9      28,009        9
CDs less than
 $100,000         147,003     39     146,005      44     141,680       46
CDs greater than
 $100,000          47,705     13      26,899       8      18,788        6
Other                 230      -         214       -         203        -
                  -------    ---     -------     ---     -------      ---
 Total
  deposits(1)    $374,220    100%    329,332    100%    $309,128      100%
                  =======    ===     =======    ===      =======      ===


                           Percent             Percent
                    1995   of Total    1994    of Total
                    ----   --------    ----    --------
                           (Dollars in thousands)

Demand            $36,188     12%    $30,591      12%
NOW                45,927     16      46,184      19
Savings            37,562     13      49,025      20
Money market
 deposit           20,465      7       5,185       2
CDs less than
 $100,000         130,062     45     103,591      41
CDs greater than
 $100,000          21,110      7      14,219       6
Other                 189      -         146       -
                  -------    ---     -------     ---
 Total
  deposits(1)    $291,503    100%   $248,941     100%
                  =======    ===     =======     ===
--------------------------------

(1)IRAs are offered under all deposit account types.

At December 31, 1998, the Bank's certificates of deposit, excluding deposits greater than $100,000, totaled $147.2 million, or 39% of total deposits. Of such amount, approximately $98.9 million matures within one year.

The following table sets forth the dollar amount of time deposits greater than
$100,000 maturing in the periods indicated:
            Maturity                     At December 31, 1998
            --------                     --------------------
                                            (In thousands)
        Three months or less                   $ 8,287
        Over 3 months to 6 months               13,094
        Over 6 months to 12 months              15,808
        Over twelve months                      10,516
                                                ------
          Total                                $47,705
                                                ======

Borrowings. The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. The Bank currently has outstanding $81.0 million of borrowings from the Federal Home Loan Bank to fund the purchase of adjustable-rate, one-to four-family real estate loans, U.S. Agency mortgage-backed securities and municipal bonds.

The following table sets forth certain information regarding the Bank's outstanding borrowings at the dates and for the periods indicated:
                                               December 31,
                                        --------------------------
                                          1998      1997      1996
                                           (Dollars in thousands)
Maximum amount of short-term
 borrowings outstanding at any
 month end during period               $37,903   $33,364   $34,401
Average amount of short-term
 borrowings outstanding during
 period                                 31,582    37,928    32,186
Amount of short-term borrowings
 outstanding at end of period           22,702    32,734    31,113
Weighted average interest rate of
 short-term borrowings during period      5.14%     5.42%     5.27%




Weighted average interest rate of
 short-term borrowings at end of
 period                                   4.41%     6.00%     5.27%


Average Balance Sheets

The following table presents, for the years indicated, the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The table does not reflect any effect of income taxes and includes non-performing loans in the calculations.

                             1998                            1997
                 ----------------------------    ---------------------------
                  Average            Interest     Average           Interest
                outstanding  Yield/  earned/    outstanding  Yield/  earned/
                  balance     rate    paid        balance     rate    paid

Loans (1)        $287,675     8.68%  $24,959     $274,372     8.76%  $24,039
Securities
 available
 for sale         131,224     6.43     8,434       95,029     7.05     6,699
Securities
 held to
 maturity          23,931     5.64     1,349        7,867     7.89       621
Deposits in banks     533     4.81        26          866     5.16        45
Federal funds sold  9,237     5.47       505        3,582     5.60       200
                  -------             ------      -------             ------
Total interest-
 earning assets   452,600     7.79    35,273      381,716     8.28    31,604
Non-earning
 assets            29,002                          26,718
Allowance for
 loan losses       (2,702)                         (2,682)
                  -------                         -------
Total assets     $478,900                        $405,752
                  =======                         =======




Savings deposits $ 35,509     2.58       918     $ 34,538     2.79       963
NOW and MMDA       89,276     2.92     2,603       81,461     2.89     2,358
CD's over $100M    39,728     5.53     2,198       25,190     5.53     1,394
Other time
 deposits         145,014     5.60     8,118      145,105     5.73     8,307
Short-term
 borrowings        31,582     5.14     1,622       37,928     5.42     2,057
Long-term debt     54,430     5.66     3,081        6,791     6.05       411
                  -------             ------      -------             ------
Total interest-
 bearing
 liabilities      395,539     4.69    18,540      331,013     4.68    15,490
                                      ------                          ------

Demand deposits    37,560                          33,516
Other liabilities   2,996                           2,780
Capital            42,805                          38,443
                  -------                         -------
Total liabilities
 and capital     $478,900                        $405,752
                  =======                         =======

Net interest
 income                              $16,733                         $16,114
                                      ======                          ======
Interest rate
 spread                       3.10%                           3.60%
Net interest
 income margin                3.70                            4.22
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities       114.43%                         115.43%

                                 1996
                      ----------------------------
                       Average            Interest
                     outstanding  Yield/  earned/
                       balance     rate    paid

Loans (1)             $256,761      8.73%  $22,413
Securities
 available for sale     78,235      7.14     5,583
Securities
 held to
 maturity:               7,632      8.27       632
Deposits in banks          155      5.78         9
Federal funds sold       3,562      5.27       187
                       -------              ------



Total interest-
 earning assets        346,345      8.32    28,824

Non-earning
 assets                 24,263
Allowance for
 loan losses            (2,682)
                       -------
Total assets          $367,926
                       =======

Savings deposits      $ 36,851      2.80     1,033
NOW and MMDA            71,177      2.79     1,987
CD's over $100M         19,650      5.44     1,069
Other time
 deposits              136,534      5.82     7,942
Short-term
 borrowings             32,186      5.28     1,714
Long-term debt           1,070      7.98        85
                       -------              ------
Total interest-
 bearing
 liabilities           297,468      4.64    13,830
                                            ------
Demand deposits         32,857
Other liabilities        2,644
Capital                 34,957
                       -------
Total liabilities
 and capital          $367,926
                       =======
Net interest
 income                                   $14,994
                                           ======
Interest rate
 spread                            3.68%
Net interest
 income margin                     4.33
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities            116.43%

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

                                             Years ended December 31,
                                     ------------------------------------
                                                  1998 vs 1997
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
 Loans                               $1,083    $ (127)   $ (35)    $  921
 Securities available for sale        2,096      (514)     153      1,735
 Securities held to maturity          1,269      (178)    (363)       728
 Deposits in banks                      (17)       (3)       1        (19)
 Federal funds sold                     316        (5)      (7)       304
                                      -----     -----      ---      -----
   Total interest-earning assets      4,747      (827)    (251)     3,669
                                      -----     -----      ---      -----
Interest expense attributable to:
 Savings deposits                        27       (70)      (2)       (45)
 NOW and MMDA                           226        18        2        246
 CD's over $100,000                     805         -        -        805
 Other time deposits                     (5)     (185)       -       (190)
 Short-term borrowings                 (352)     (100)      17       (435)
 Long-term debt                       2,939       (34)    (236)     2,669
                                      -----     -----      ---      -----
    Total interest-bearing
      liabilities                     3,640      (371)    (219)     3,050
                                      -----     -----      ---      -----
   Net interest income               $1,107    $ (456)   $ (32)    $  619
                                      =====     =====      ===      =====

                                            Years ended December 31,
                                     ------------------------------------
                                                  1997 vs 1996
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
 Loans                               $1,460    $ (143)   $ 309     $1,626
 Securities available for sale        1,184       (52)     (16)     1,116
 Securities held to maturity             19       (28)      (1)       (10)
 Deposits in banks                       41        (1)      (4)        36
 Federal funds sold                       1        12        -         13
                                      -----     -----      ---      -----
   Total interest-earning assets      2,705      (212)     288      2,781
                                      -----     -----      ---      -----
Interest expense attributable to:
 Savings deposits                       (65)       (5)       -        (70)
 NOW and MMDA                           287        73       11        371
 CD's over $100,000                     301        18        5        324
 Other time deposits                    499      (126)      (8)       365
 Short-term borrowings                  287        44       12        343
 Long-term debt                         325         4       (1)       328
                                      -----     -----      ---      -----
    Total interest-bearing
      liabilities                     1,634         8       19      1,661
                                      -----     -----      ---      -----
   Net interest income               $1,071    $ (220)   $ 269     $1,120
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

Bank Holding Company Regulation

As a bank holding company, InterCounty may be subject to restrictions on share repurchases.

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, InterCounty must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of total capital may consist of supplementary or "Tier 2 capital". In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio from at least 4% to 5% of average total consolidated assets. InterCounty was in compliance with these capital requirements at December 31, 1998. For InterCounty's capital ratios, see Note 17 to the Consolidated Financial Statements in Item 8.

A bank holding company is required by law to guarantee the compliance of any insured depository institution subsidiary that may become
"undercapitalized" (defined in the regulations as not meeting minimum capital requirements) with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

The BHCA restricts InterCounty's ownership or control of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business. In addition, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of any nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination by the FRB that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. InterCounty currently has no nonbank subsidiaries, except subsidiaries of the Bank. The ownership of subsidiaries of the Bank is regulated by the OCC, rather than the FRB.

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

The FRB must approve the application of a bank holding company to acquire any bank or savings association.

National Bank Regulation

Office of the Comptroller of the Currency. The OCC is an office in the Department of the Treasury and is subject to the general oversight of the Secretary of the Treasury. The OCC is responsible for the regulation and supervision of all national banks, including the Bank. The OCC issues regulations governing the operation of national banks and, in accordance with federal law, prescribes the permissible investments and activities of national banks. The Bank is authorized to exercise trust powers in accordance with OCC guidelines. See "Description of Business-Trust Services." National banks are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment.

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements
imposed on InterCounty.   The Bank was in compliance with those capital
requirements at December 31, 1998. For the Bank capital ratios, see Note 17 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank's capital at December 31, 1998, met the standards for the highest capital category, a well-capitalized bank.

A national bank is subject to restrictions on the payment of dividends. During the year 1999, dividends that the Bank subsidiary can pay to the Holding Company without prior approval of regulatory agencies is limited to net income in 1999. Based on the current financial condition of the Bank, these provisions are not expected to affect the current ability of the Bank to pay dividends to InterCounty in an amount customary for the Bank.

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank's unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including InterCounty, must comply with Sections 23A and 23B of the FRA. The Bank was in compliance with these requirements and restrictions at December 31, 1998.

Effective in June 1997, the Bank is permitted to merge or consolidate with a bank located in another state, unless that state has specifically prohibited such an interstate transaction.

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks who have acquired SAIF deposits. The FDIC is required to maintain designated levels of reserves in each fund.

The SAIF deposits of Williamsburg obtained by the Bank in the Merger-Conversion, including the attributed growth factor, which were $17.6 million at December 31, 1998, remain insured in the SAIF. The Bank is a member of the BIF, and, at December 31, 1998, it had $356.6 million in deposits insured in the BIF.

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

Federal Reserve Board. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 1998, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $5,127,000 at December 31, 1998. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Ohio Department of Insurance. The Bank's insurance agency operating subsidiaries are subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

Item 2.  Properties

InterCounty Bancshares, Inc. and The National Bank and Trust Company own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The National Bank and Trust Company also owns or leases sixteen full-service branch offices, one remote drive-through ATM facility, and one remote drive-in facility, all of which are located in Clinton, Brown, Clermont, Warren, and Highland Counties, Ohio. The Bank also owns and is holding for future expansion, a building at 52 E. Main Street, Wilmington, Ohio. This building is currently leased on a short-term basis. InterCounty's net book value of investments in land and buildings was $8.4 million as of December 31, 1998.


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

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There were 3,178,151 common shares of the Company outstanding on December 31, 1998, held of record by approximately 404 shareholders. There is presently no active trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or quotation service. The Company's shares are quoted on the OTC Bulletin Board under the symbol "ICYB". The Company's primary market maker is Sweney Cartwright & Co., 17 South High Street, Suite 300, Columbus, OH 43215, (800) 334-7481. Dividends per share declared in 1998 were $.125 in each of March, June, and September, and $.13 per share in December. Dividends per share declared in 1997 were $.095 in each of March, June, September and December.

On October 8, 1998, InterCounty issued 53,606 common shares in consideration for all of the outstanding common shares of Phillips Group for the purpose of providing insurance agency services through an operating subsidiary of the Bank. On December 11, 1998, InterCounty issued 17,777 common shares in consideration for all of the outstanding common shares of Jones Agency, another insurance agency, which became a subsidiary of Bank. In both instances, InterCounty relied upon the exemption from registration under the Securities Act of 1933 contained in Section 3(a)(11) and Rule 147 thereunder. All of the shareholders of both agencies to whom shares of InterCounty were issued are residents of Ohio, the state in which InterCounty is incorporated and doing business, and precautions have been taken to ensure that resales of the shares issued will not violate the limitations of Rule 147.


Item 6.  Selected Financial Data

The following table sets forth certain information concerning the consolidated financial condition, earnings and other data regarding InterCounty at the dates and for the periods indicated:

                                            December 31,
Statement of financial         1998      1997      1996      1995      1994
 condition and other data:            (Dollars in thousands)
Total amount of
  Assets                   $520,553  $436,605  $380,607  $360,271  $289,267
  Cash and due from banks    18,241    17,807    11,005    13,680    12,657
  Securities                176,580   123,139    88,831    90,760    57,265
  Loans receivable-net      302,471   274,950   266,596   239,863   205,593
  Deposits                  374,220   329,332   309,127   291,503   248,941
  Short-term borrowings      22,702    32,734    31,113    31,110     8,736
  Long-term debt             75,539    30,716       914     1,108     1,299
  Shareholders' equity       44,723    40,980    36,806    33,822    28,714
  Number of full service
   offices                       16        14        13        12        12

                                        Year ended December 31,
                               1998      1997      1996      1995      1994
Statement of income data:                   (In thousands)
  Interest and loan fee
   income                   $35,273   $31,604   $28,824   $25,209   $19,935
  Interest expense           18,540    15,490    13,830    11,469     7,795
                            -------    ------    ------    ------    ------
  Net interest income        16,733    16,114    14,994    13,740    12,140
  Provision for loan
   losses                     1,150       800       600       360       275
                            -------   -------    ------    ------    ------
  Net interest income
   after provision for
   loan losses               15,583    15,314    14,394    13,380    11,865
  Non-interest income         5,526     4,533     4,007     2,339       828
  Non-interest expense       13,846    12,600    11,592    10,103     9,881
                            -------    ------    ------    ------    ------
  Income before income
   taxes                      7,263     7,247     6,809     5,616     2,812
  Federal income taxes        1,889     2,259     1,877     1,591       617
                            -------    ------    ------    ------    ------
  Net income                $ 5,374   $ 4,988   $ 4,932   $ 4,025   $ 2,195
                            =======    ======    ======    ======    ======

                                          Year ended December 31,
Selected financial ratios:     1998      1997      1996      1995      1994
Return on average equity      12.56%    12.98%    14.11%    12.85%     7.87%
Return on average assets       1.12      1.23      1.34      1.28       .78
Equity-to-assets ratio         8.59      9.39      9.66      9.39      9.93
Dividend payout ratio(1)      29.71     23.90     17.83     14.45     18.75
Ratio of non-performing
 loans to total loans(2)       0.31      0.31      0.36      0.21      0.41
Ratio of loan loss allowance
 to total loans                0.87      0.99      1.00      1.09      1.23
Ratio of loan loss allowance
 to non-performing loans(2)     280%      316%      273%      507%      301%
Earnings per share(3)         $1.70     $1.59     $1.57     $1.32     $0.72
Dividends declared
 per share(3)                  0.505     0.38      0.28      0.19      0.135
_________________________________

(1) Dividends paid per share divided by earnings per share.



(2) Non-performing loans include non-accrual loans, renegotiated loans and loans 90 days or more past due.
(3) All share information and per share data has been retroactively restated to reflect a two-for-one stock split in the form of a stock dividend effected on October 26, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 1998 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 1998 and 1997 and for the three years ended December 31, 1998.
In addition to the historical information contained herein with respect to InterCounty Bancshares, Inc. (the "Company"), and The National Bank and Trust Company (the "Bank"), the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include changes in the economy and interest rates in the nation and the Company's general market area.


RESULTS OF OPERATIONS

OVERVIEW
Net income for 1998 was $5.374 million, an increase of 7.7% from 1997. Net income per share was $1.70 in 1998 compared to $1.59 in 1997. Highlights include a 3.8% increase in net interest income, a 43.8% increase in the provision for loan losses to $1,150,000, an increase of 21.9% in non-interest income, and a 9.9% increase in non-interest expense. These results include non-interest income of $833,000 in 1998, and $792,000 in 1997, and non-interest expense of $789,000 in 1998, and $776,000 in 1997, from the operations of two insurance agencies acquired during the fourth quarter of 1998, which were accounted for as a pooling of interests. The effect on the net earnings of the Company was minimal. Performance ratios for 1998 included a return on average assets of 1.12%, and a return on average equity of 12.56%.

Net income for 1997 was $4.988 million, an increase of 1.1% from 1996.
Net income per share was $1.59 in 1997 compared to $1.57 in 1996.
Highlights include a 7.4% increase in net interest income, a 33.3% increase in the provision for loan losses to $800,000, an increase of 13.1% in non-interest income, and a 8.7% increase in non-interest expense. Operating earnings, which excludes securities transactions, the credit card sale premium, and income taxes, increased 8.6% from 1996. Performance ratios for 1997 included a return on average assets of 1.23% and a return on average equity of 12.98%, compared to a return on average assets of 1.34% and a return on average equity of 14.11% for 1996.

              Table 1 - Selected Financial Highlights
                           (dollars in thousands)

                          1998      1997      1996      1995      1994
                      ------------------------------------------------

Net interest income   $ 16,733  $ 16,114  $ 14,994  $ 13,740  $ 12,140
Net income               5,374     4,988     4,932     4,025     2,195
Earnings per share        1.70      1.59      1.57      1.32      0.72
Dividends per share       0.51      0.38      0.28      0.19      0.14

AVERAGE BALANCES
Assets                $478,900  $405,752  $367,926  $314,435  $281,355
Loans                  287,674   274,372   256,761   218,552   201,531
Securities             155,155   102,896    85,867    71,816    58,619
Deposits               347,087   319,809   297,070   267,833   242,721
Long-term debt          53,753     6,792     1,070     1,262     1,450
Shareholders' equity    42,805    38,443    34,957    31,327    27,900

RATIOS AND STATISTICS
Net interest margin       3.71%     4.22%     4.33%     4.64%     4.61%
Return on average
 assets                   1.12      1.23      1.34      1.28       .78
Return on average
 equity                  12.56     12.98     14.11     12.85      7.87
Loans to assets          58.61     63.63     70.75     67.73     72.05
Equity to assets          8.59      9.39      9.66      9.39      9.93
Total risk-based
 capital ratio           14.18     14.66     14.06     14.09     14.58
Efficiency ratio         62.20     61.03     61.01     62.94     68.62
Full service offices        16        14        13        12        12

NET INTEREST INCOME
Net interest income increased to $16.7 million in 1998 from $16.1 million in 1997, an increase of 3.8%. The Bank's yield on average interest-earning assets decreased to 7.79% in 1998 from 8.28% in 1997. Average interest-earning assets increased $70.9 million (18.6%) from 1997.

Interest and fees on loans increased 3.8% from last year as the average balance rose $13.3 million (4.8%) and the average yield decreased from 8.76% in 1997 to 8.68% in 1998. During 1998, lending rates were fairly stable until the prime rate decreased 75 basis points during the fourth quarter.
The securities portfolio showed an increase in balances and a decrease in yield. The average balance of the portfolio increased $52.3 million (50.8%) from 1997, and the yield decreased from 7.11% to 6.31%.
The securities portfolios experienced the maturity and call of higher yielding assets and the reinvestment of those funds in the lower rates that were available during 1998. Also nontaxable municipal securities, which have a lower pre-tax yield than taxable securities, were increased by an average of $22.6 million during 1998.

Average interest-bearing liabilities increased $64.5 million (19.5%) during 1998, and the cost decreased from 4.68% in 1997 to 4.67% in 1998. Although all categories showed a decrease in cost, the amount of higher-costing long-term funds borrowed from the Federal Home Loan Bank increased $47.0 million and was 13.6% of funds in 1998 compared to 2.1% during 1997. Net interest margin decreased to 3.71% in 1998 from 4.22% in 1997.

Net interest income increased to $16.1 million in 1997 from $15.0 million in 1996, an increase of 7.4%. Although average interest-earning assets increased $35.4 million (10.2%) from 1996, the Bank's yield on average interest-earning assets decreased slightly to 8.28% in 1997 from 8.32% in 1996.

Interest and fees on loans increased 7.3% from 1996 as the average balance grew $17.6 million (6.9%) and the average yield increased from 8.73% in 1996 to 8.76% in 1997. During 1997 lending rates were fairly stable throughout the year. The prime rate began the year at 8.25%, increased 25 basis points to 8.50% in March, and remained at that level for the rest of 1997. The securities portfolio showed an increase in balances and a decrease in yield. The average balance of the securities portfolio increased $17.0 million (19.8%) from 1996, and the yield decreased from 7.24% to 7.11%. The securities portfolios experienced the maturity and call of higher yielding assets and the reinvestment of those funds in the lower rates that were available due to flattening of the U.S. Treasury yield curve during 1997.

Average interest-bearing liabilities increased $33.5 million during 1997, and the cost increased slightly to 4.68% in 1997 from 4.64% in 1996. The increase in cost of funds was primarily due to increases in certificates over $100,000 and Federal Home Loan Bank borrowings. The net interest margin decreased to 4.22% in 1997 from 4.33% in 1996.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $1,150,000 in 1998, an increase of $350,000 from the $800,000 provision recorded in 1997,which was an increase of $200,000 from the provision recorded in 1996. Net charge-offs in 1998 were $1,270,000 compared to $725,000 in 1997 and $558,000 in 1996. The increased provision in 1998 and 1997 was in response to a 4.8% and 6.9% increase in average loans for those years, and also increases in the amount of net charge-offs in those years. The ratio of the allowance for loan losses as a percent of total loans was .87% in 1998, .99% in 1997, and 1.00% in 1996.

                             Table 2 - Non-Interest Income
                                    (in thousands)

                                  1998                  1997
                                  ----                  ----
                                     Percent                 Percent
                                    of average              of average
                          Amount      assets     Amount       assets
                       -----------------------------------------------
Service charge on
 deposits                $1,351       0.28%     $1,263        0.31
Other service charges       336       0.07         287        0.07
Trust income              1,105       0.23         927        0.23
ATM network fees            574       0.12         206        0.05
Insurance agency
 commissions                833       0.17         792        0.20
Net security gains          302       0.06         300        0.07
Other                     1,025       0.22         758        0.19
                          -----       ----       -----        ----
  Total income           $5,526       1.15%     $4,533        1.12%
                          =====       ====       =====        ====










                                 1996
                                 ----

                                     Percent
                                    of average
                          Amount      assets
                       -----------------------
Service charge on
 deposits                $1,099       0.30%
Other service charges       307       0.08
Trust income                733       0.20
ATM network fees              -          -
Insurance agency
 commissions                869       0.24
Net security gains           86       0.02
Other                       913       0.25
                          -----       ----
  Total                  $4,007       1.09%
                          =====       ====


NON-INTEREST INCOME
Table 2 details the components of non-interest income and how they relate each year as a percent of average assets. Total non-interest income was $5.5 million in 1998, $4.5 million in 1997, and $4.0 million in 1996. Non-interest income represents a ratio of 1.15% of average assets in 1998, 1.12% in 1997, and 1.09% in 1996. Service charges and fees have increased over the last three years due to increased charges and growth in the number of accounts; however, the percentage of average assets has remained fairly consistent during this period. Trust income increased 19.2% in 1998, and 26.5% in 1997, due to increases in both the number of accounts and the amount of funds under management. At December 31, 1998, total assets in the Trust Department were approximately $217 million, compared to $174 million and $150 million at December 31, 1997 and 1996, respectively. Late in the fourth quarter of 1996 the Bank sold its credit card loan portfolio and recorded a net gain of $326,000. Also late in 1996 the Bank began installing cash dispensing units in convenience stores. This continued in 1997 and 1998 and the total installations at the end of 1998 were ninety-five machines. ATM network fees generated in 1998 and 1997 were $574,000 and $206,000, respectively. In the fourth quarter of 1998 the Bank acquired two insurance agencies, and because the acquisitions were accounted for as a pooling of interests, their commission income is included in the non-interest income section of the Company's results of operations for the three years presented. Net securities gains were $302,000 in 1998, compared to net gains of $300,000 in 1997, and net gains of $86,000 in 1996.

                              Table 3 - Non-Interest Expense
                                     (in thousands)

                                 1998                  1997
                                 ----                  ----
                                     Percent                 Percent
                                    of average              of average
                         Amount       assets     Amount       assets
                       -----------------------------------------------
Salaries                $ 5,781       1.21%    $ 5,394        1.33%
Benefits                    984       0.21         970        0.24
Equipment                 1,917       0.40       1,553        0.38
Occupancy                   790       0.16         741        0.18
Deposit Insurance            47       0.01          47        0.01
State franchise tax         615       0.13         557        0.14
Marketing                   312       0.06         279        0.07
Other                     3,400       0.71       3,059        0.75
                         ------       ----      ------        ----
  Total                 $13,846       2.89%    $12,600        3.10%
                         ======       ====      ======        ====

                                1996
                                ----
                                     Percent
                                    of average
                         Amount       assets
                       -----------------------
Salaries                $ 4,825       1.31%
Benefits                  1,056       0.29
Equipment                   942       0.26
Occupancy                   738       0.20
Deposit Insurance           104       0.03
State franchise tax         493       0.13
Marketing                   271       0.07
Other                     3,163       0.86
                         ------       ----
  Total                 $11,592       3.15%
                         ======       ====

NON-INTEREST EXPENSE
Table 3 details the components of non-interest expense and how they relate each year as a percent of average assets. This section includes the non-interest expense of the two acquired insurance companies for the three years in this table. Total non-interest expense has increased from $11.6 million in 1996, to $12.6 million in 1997, and to $13.8 million in 1998. These figures represent a percent of average assets of 3.15% in 1996, 3.10% in 1997, and 2.89% in 1998. Improvements in the percentages in 1998 from 1997 were primarily due to an 18.0% increase in average assets while non-interest expense increased just 9.9%. The improvement during 1997 was due primarily to reductions in benefits expense, deposit insurance, and outside data processing. The rest of the categories of expense remained about the same as 1996 as a percent of average assets.

Salaries and benefits expense, which is the largest component of non-interest expense, increased to $6.8 million in 1998, but decreased as a percent of average assets. Salaries and benefits expense increased to $6.4 million in 1997 from $5.9 million in 1996 but also decreased as a percent of average assets between those two years. The average number of full-time equivalent employees increased from 185 in 1996 to 198 in 1997, and to 217 in 1998. Salaries expense in 1998 increased 7.2%, primarily because of the increase in employees, but decreased to 1.21% of assets. Salaries expense in 1997 increased 11.8%, but benefits expense decreased 8.1% from 1996 and to .24% of assets. In 1997 the Board of Directors and the participants in the InterCounty Bancshares, Inc. Nonqualified Stock Option Plan agreed to eliminate the optionee's right to require the Company to repurchase option shares at book value. Accordingly, the Company discontinued accruing compensation expense for the plan in 1997. In 1996 compensation expense under the plan was $173,000.

Deposit insurance in 1998 was the same as in 1997. Deposit insurance for 1997 was 55.2% less than for 1996. During the third quarter of 1996, the Bank incurred a one-time assessment of $97,000 for deposits obtained by the Bank in 1993 when it merged with The Williamsburg Building & Loan Company. A one-time assessment was levied on all financial institutions holding deposits insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Company ("FDIC") based on the amount of such deposits held.

Most other non-interest expense categories have remained about the same as a percent of average assets from 1996 to 1998.  Equipment expense has been
 .40%, .38%, and.26% of average assets for the years 1998, 1997 and 1996,
respectively.   The higher levels in 1998 and 1997 were due to the expansion of the computer network throughout the Bank, the development of the cash dispenser machine network, and the opening of branch offices in Batavia in 1996, Hillsboro in 1997, and Owensville and Waynesville in 1998. Occupancy expense as a percent of average assets was .16% in 1998, .18% in 1997, and
 .20% in 1996. State franchise tax increased in all three years as a result of the increase in capital, on which it is based, and has remained about the same as a percent of average assets. Other expense as a percent of average assets was .71% in 1998, .75% in 1997, and .86% in 1996. Outside processing in 1997 was reduced $102,000 from 1996 primarily as a result of the sale of the credit card portfolio.

INCOME TAXES
The effective tax rates for 1998, 1997 and 1996 were 26.0%, 31.2% and 27.6%, respectively. The decrease in the 1998 effective tax rate was primarily due to the increase in tax exempt municipal bond income and the exercise of stock options. Tax expense in 1996 was reduced by a $214,000 rehabilitation tax credit for renovations done to the Bank's main office.


FINANCIAL CONDITION

ASSETS
Average total assets increased 18.0% during 1998 to $478.9 million. Average interest-earning assets increased 18.6%, and remained at 94% of total assets, the same as the last two years.

SECURITIES
Average securities as a percent of assets was 23.3% in 1996, 25.4% in 1997, and 32.4% in 1998. The securities portfolio at December 31, 1998 consisted of $139.7 million of securities available for sale and $36.8 million of securities which management intends to hold to maturity. The available-for-sale portion of the portfolio is generally structured into a five-year ladder of cash flows that will allow the Bank to take advantage of rising market rates or lock in rates should market rates stay stable or fall. Mortgage-backed securities provide a regular monthly cash flow available for reinvestment at current rates. During 1996 and 1997 the majority of the additions to the portfolio have been in medium-term callable U.S. Agency bonds and mortgage-backed securities with projected average lives of three to seven years. During the fourth quarter of 1997 and throughout 1998 the Bank increased its non-taxable portion of the portfolio to $46.0 million through the purchase of 15-20 year maturity municipal bonds. Also during the fourth quarter of 1997 and during 1998 the Bank purchased $65 million of U.S. Agency mortgage-backed securities with funds borrowed from the Federal Home Loan Bank at anticipated spreads of 130-150 basis points before tax.
The effect of these transactions will be an enhancement to earnings and an effective use of capital. The portfolio has approximately $912,000 of appreciation over the amortized book value at December 31, 1998.

LOANS
Table 4 shows loans outstanding at period end by type of loan. Average total loans as a percent of average assets was 69.8% in 1996, 67.6% in 1997, and 60.1% in 1998. The portfolio composition has stayed relatively the same during the three-year period. Commercial and industrial loans grew from $58.0 million in 1996 to $63.7 million in 1997 and to $78.8 million in 1998, primarily as a result of increased origination of working capital and equipment loans. Management anticipates moderate growth in the commercial and industrial loan portfolio. During 1998 the growth in residential real estate loans was the result of the Bank originating loans locally through the branch network. For interest rate risk management purposes, the Bank currently sells, or holds for sale, the majority of fixed-rate residential real estate loans originated, while holding the adjustable-rate loans in the portfolio.

The Bank expects the growth in the real estate portfolio to continue as long as rates remain around current levels. New and used automobile loans have been the emphasis in the installment area, although the Bank has reduced its efforts to originate installment loans due to increased competition and narrowing interest rate spreads. The amount of installment loans outstanding has increased slightly from $79.1 million in 1997 to $83.2 million in 1998.

The general economy of the Bank's market area has been stable to good for the past several years. The Bank has experienced an increase in automobile lending, residential real estate lending, and commercial lending, both real estate and industrial, because of the general economic conditions and the movement of the Bank into new markets, such as Clermont and Highland Counties. The Bank focused its commercial lending on small to medium-sized companies in its market area, most of which are companies with long established track records. The Bank has avoided concentrations of lending in any one industry. As of December 31, 1998, the percent of fixed-rate loans to total loans was 45%, of which 66% matures within five years.

                                     Table 4 - Loan Portfolio
                                          (in thousands)
                                          at December 31,

                                    1998                 1997
                                    ----                 ----
                                        Percent of            Percent of
                              Amount      Total     Amount       Total
                           ---------------------------------------------
Commercial and industrial   $ 78,801        26%   $ 63,661         23%
Commercial real estate        29,936        10      30,835         11
Agricultural                  17,925         6      18,387          7
Residential real estate       92,069        30      82,838         30
Installment                   83,173        27      79,115         28
Credit card                        -         -           -          -
Other                          2,402         1       2,097          1
Deferred net origination
 costs                           806         -         778          -
                             -------       ---     -------        ---
     Total                  $305,112       100%   $277,711        100%
                             =======       ===     =======        ===





                                    -39-




                                    1996                 1995
                                        Percent of            Percent of
                              Amount      Total     Amount       Total
                           ---------------------------------------------

Commercial and industrial   $ 57,985        22%   $ 46,952         19%
Commercial real estate        31,118        11      27,274         11
Agricultural                  16,304         6      14,515          6
Residential real estate       79,761        30      79,355         33
Installment                   81,033        30      68,821         29
Credit card                        -         -       3,268          1
Other                          2,228         1       1,561          1
Deferred net origination
 costs                           853         -         761          -
                             -------       ---     -------        ---
     Total                  $269,282       100%   $242,507        100%
                             =======       ===     =======        ===

                                    1994
                                        Percent of
                              Amount      Total
                           ------------------------

Commercial and industrial   $ 43,254        21%
Commercial real estate        27,049        13
Agricultural                  12,451         6
Residential real estate       57,243        27
Installment                   63,572        31
Credit card                    2,303         1
Other                          1,659         1
Deferred net origination
 costs                           623         -
                             -------       ---
     Total                  $208,154       100%
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

Overall loan quality has been good over the last five years. During 1998 the Bank charged off one loan in the amount of $446,000 that caused the net charge-off percentage of average loans to increase to .50% in 1998 from .26% in 1997, and therefore the Bank increased the provision for loan losses to $1,150,000 in 1998 from $800,000 in 1997. The allowance for loan losses is
 .87% of total loans as of December 31, 1998, and has ranged from .99% to 1.23% for the previous four years. The Bank does not allocate the allowance for loan losses to specific types of loans. In assessing the adequacy of the allowance for loan losses, the Bank considers three principal factors:
(1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) a specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to anticipated portfolio growth, economic conditions and portfolio risk. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

Non-accrual loans for the last five years are listed in Table 5. The amount in this category increased to $599,000 from $509,000 in 1997, and was $535,000 in 1996. The 1997 amount of $509,000 was resolved through payoffs of $163,000, losses of $71,000 and a credit upgrade that reestablished $275,000 back to accrual status. As of December 31, 1998, the $599,000 consisted of fifteen loans. Six are collateralized with first mortgage positions, four loans have a second mortgage position in addition to miscellaneous collateral, and the remaining loans are collateralized with equipment, crops and fixtures. All loans are expected to be repaid in accordance with their terms or through liquidation of collateral in the normal course of business. The anticipated aggregate loss in 1998 from these loans is $65,000. As of December 31, 1998, management knows of no significant loans not now disclosed as non-performing that would cause management to have serious doubts as to the ability of borrowers to comply with present loan repayment terms.

                                Table 5 - Allowance for Loan Losses
                                           (in thousands)
                             1998      1997      1996      1995      1994
                          -------------------------------------------------
Allowance for loan
 losses                    $2,641    $2,761    $2,686    $2,644    $2,561
Provision for loan
 losses                     1,150       800       600       360       275
Net charge-offs             1,270       725       558       277       188

Non-accrual loans             599       509       535       314       239
Loans 90 days or more
 past due                     343       241        90       208       402
Renegotiated loans              -         -         -         -       211
Other real estate owned         -       125       358         -         -
                            -----     -----     -----     -----     -----
Total non-performing
 assets                       942       875       983       522       852


RATIOS
Allowance to total loans     0.87%     0.99%     1.00%     1.09%     1.23%
Net charge-offs to
 average loans               0.50      0.26      0.22      0.13      0.09
Non-performing assets
 to total loans and
 other real estate
 owned                       0.31      0.31      0.36      0.21      0.41

OTHER ASSETS
Beginning in the fourth quarter of 1996 and during 1997 and 1998 the Bank has been installing cash dispenser machines in convenience stores and supermarkets. There were 95 machines located in Ohio, Kentucky, West Virginia, and Indiana at the end of 1998. The Bank's investment in this segment of business includes $1.3 million in equipment cost and an additional amount in cash to supply the machines. The Bank anticipates installation of only a few machines in 1999. The Bank charges a fee for withdrawals from anyone who does not have a transaction account with the Bank. The Bank recorded a net book loss on this segment of business of $110,000 before taxes for 1998 and $155,000 before taxes for 1997, and anticipates a smaller net book loss for 1999. On a cash flow basis the machines are providing a positive return on investment. The Bank's experience indicates a six-to-twelve-month period before a machine begins covering costs, depending on transaction volume. Other sources of revenue, including advertising, stamps, and coupons, are being pursued that would help the profitability of this segment of business.

DEPOSITS
Table 6 presents a summary of period end deposit balances. As rates began rising in 1994, savings accounts were 20% of total deposits. These funds flowed into time certificates as consumers began locking in higher rates. This trend continued from 1995 through 1998 even though rates remained relatively stable during this period. Savings accounts decreased in amounts and were 10% of deposits by the end of 1998. Money market accounts rose to 7% of deposits in 1995, and gradually to 11% by the end of 1998, as a result of adding a third and higher interest rate tier for large balance accounts. Certificates of $100,000 or more rose to 13% of deposits in 1998 from 8% in 1997 as a result of a slightly more aggressive pricing strategy in our market area for this type of funds.

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

                                    Table 6 - Deposits
                                      (in thousands)
                                      at December 31,
                       1998              1997              1996
                         Percent of         Percent of        Percent of
                  Amount   Total    Amount    Total    Amount   Total
                --------------------------------------------------------
Demand          $ 41,748    11%   $ 38,662     12%   $ 35,731    12%
NOW               61,616    16      53,386     16      49,030    16
Savings           35,983    10      34,445     11      35,687    11
Money market      39,935    11      29,721      9      28,009     9
CD's less than
 $100,000        147,003    39     146,005     44     141,680    46
CD's $100,000
 and over         47,705    13      26,899      8      18,788     6
Other                230     -         214      -         203     -
                 -------   ---     -------    ---     -------   ---
 Total          $374,220   100%   $329,332    100%   $309,128   100%
                 =======   ===     =======    ===     =======   ===

                     1995               1994
                         Percent of         Percent of
                  Amount   Total    Amount    Total
                --------------------------------------

Demand          $ 36,188    12%   $ 30,591     12%
NOW               45,927    16      46,184     19
Savings           37,562    13      49,025     20
Money market      20,465     7       5,185      2
CD's less than
 $100,000        130,062    45     103,591     41
CD's $100,000
 and over         21,110     7      14,219      6
Other                189     -         146      -
                 -------   ---     -------    ---
 Total          $291,503   100%   $248,941    100%
                 =======   ===     =======    ===

CAPITAL
The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. Through the end of 1994, dividends had been declared and paid on a semi-annual basis in June and December of each year. During the five years ended in 1994, the dividend rate increased nine out of ten payments. Beginning in 1995, the Board of

Directors began to pay dividends on a quarterly basis. The dividend rate was increased over 40% in both 1995 and 1996, and over 32% in both 1997 and 1998. The Company's equity to assets ratio at December 31, 1998, was 8.6%. As of that same date, tier 1 risk-based capital was 13.4%, and total risk-based capital was 14.2%. The minimum tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

The Bank declared dividends to the Company of $10.3 million in 1998, compared to $1.1 million in both 1997 and 1996. The additional dividends in 1998 will lower the aggregate Ohio corporate franchise tax paid by the separate companies. The Company's capital is taxed by the State at 0.4%. The tax rate on the capital of Ohio banks is 1.4%. The Bank remains well capitalized after payment of the 1998 dividends. Note 17 to the Consolidated Financial Statements summarizes the capital adequacy of the Company and the Bank.

LIQUIDITY
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at December 31, 1998, was 81.5%, compared to 84.3% at the same date in 1997. Loans to total assets were 58.6% at the end of 1998, compared to 63.4% at the same time last year. The securities portfolio 79% "available for sale" securities that are readily marketable.
Approximately 72% of the "available for sale" portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the "available for sale" securities could be sold if necessary for liquidity purposes. Also a stable deposit base, consisting of 87% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

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

The Bank's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Bank and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are approved by the Bank's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored on a monthly basis through ALCO meetings. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income under different rate scenarios.

The interest rate gap analysis schedule (Table 7) quantifies the asset/ liability static sensitivity as of December 31, 1998. As shown, the Bank was liability sensitive for periods through one year, and asset sensitive within the one-to-five-year period and the over-five-year-period. The cumulative gap as a percent of total assets through one year is (25.8)%. The entire balance of NOW and MMDA accounts are included in the first gap period. Although these deposits are subject to be repriced or withdrawal in a relatively short period of time, they have been a stable base of retail core deposits for the Bank. Also, their sensitivity to changes in interest rates is significantly less than some other deposits, such as certificates of deposit. Without these deposits included, the cumulative gap as a percent of total assets through one year is (6.2%). Savings accounts, because of their susceptibility to withdrawal and investment in time certificates, are scheduled to run off at fifteen percent per year.

In the Bank's simulation models, each asset and liability category's sensitivity to changes in interest rates is estimated. The effects on net interest income are then projected based on a stable, rising and falling rate scenario and analyzed on a monthly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Bank's current one-year simulation models under stable rates indicate a decline of 3 basis points in yields on interest-earning assets and also a 26 basis point decline in the cost of interest-bearing liabilities. This will have a positive effect on projected net interest margin the next twelve months.

Simulation models performed where rates are increased or decreased by 300 basis points instantaneously have resulted in one-year changes in net interest income that would not be considered significant and are well within ALCO guidelines of 10%. The model includes assumptions as to the sensitivity to rate changes and changes in the cash flows for most of the asset and liability categories under different rate scenarios. For example, certain deposit rates generally do not move up or down as quickly or to the same extent as loan rates. Also, cash flows for mortgage-backed securities and real estate loans could be different at different rate levels.

                           Table 7 - Interest Rate Gap Analysis
                                       (in thousands)
                                    at December 31, 1998

                                  0-3     3-6      6-12     1-5       5+
                       Total     Months  Months   Months   Years    Years
                     -----------------------------------------------------

Loans (1)             $310,743 $ 65,044 $ 19,308 $ 32,202 $161,362 $ 32,827
Securities (2)         176,601   24,865    6,714   13,112   47,365   84,545
Short-term funds           678      678        -        -        -        -
                       -------  -------   ------   ------  -------  -------
  Total earning
    assets             488,022   90,587   26,022   45,314  208,727  117,372
                      -------  -------   ------   ------  -------  -------

Savings                36,213     1,347    1,347    2,694   21,554    9,271
NOW and MMDA          101,551   101,551        -        -        -        -
Other time deposits   194,707    46,739   40,181   49,005   58,139      643
Short-term
 borrowings            22,702    22,702        -        -        -        -
Long-term debt         75,539       539        -   30,000   45,000        -
                      -------   -------   ------   ------  -------  -------
  Total interest-
    bearing funds     430,712   172,878   41,528   81,699  124,693    9,914
                      -------   -------   ------   ------  -------  -------

Period gap             57,310   (82,291) (15,506) (36,385)  84,034  107,458
Cumulative gap              -   (82,291) (97,797)(134,182) (50,148)  57,310
Gap as a percent
 of assets               11.0%    (15.8)%  (18.8)%  (25.8)%   (9.6)%   11.0%

(1) Excludes adjustments for deferred net origination costs and allowance for losses.
(2) At amortized cost.

The Bank's simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Bank has been able to alter the mix of short-and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset and liability composition in this manner, the Bank has been able to maintain a fairly stable flow of net interest income. Table 8 provides information about the Company's market sensitive financial instruments other than cash and cash equivalents, FHLB and Federal Reserve Bank stock, and demand deposit accounts as of December 31, 1998. The information presented is based on repricing opportunities and projected cash flows that include expected prepayment speeds and likely call dates.

                    Table 8 - Financial Instruments Market Risk
                                     (in thousands)
                                  At December 31, 1998


                                  1999      2000      2001      2002
                              ----------------------------------------

Fixed rate loans              $ 39,526    $28,821   $20,176   $15,647
   Average interest rate          8.68%      8.89%     8.77%     8.62%

Adjustable rate loans           77,031     24,378    29,344     9,247
   Average interest rate          8.15       8.15      7.96      8.05

Securities                      44,671     17,016    13,115     8,359
   Average interest rate          6.46       6.12      6.12      6.12

Interest-bearing deposits      242,865     55,813     9,487     8,314
   Average interest rate          3.70       5.61      5.14      3.50

Short-term borrowings           22,702          -         -         -
   Average interest rate          4.31          -         -         -

Long-term debt                  30,539          -    15,000         -
   Average interest rate          5.71          -      4.75         -





                                   -47-




                                           Later                Fair
                                  2003     Years     Total     Value
                              ----------------------------------------
Fixed rate loans               $10,683    $24,963   $139,816  $141,047
   Average interest rate          8.39%      8.50%      8.67%

Adjustable rate loans           23,066      7,864    170,930   171,831
   Average interest rate          7.82       6.71       8.00

Securities                       8,875     84,544    176,580   177,207
   Average interest rate          6.27       5.60       5.96

Interest-bearing deposits        6,079      9,914    332,472   334,117
   Average interest rate          4.36       3.04       4.05

Short-term borrowings                -          -     22,702    22,704
   Average interest rate             -          -       4.31

Long-term debt                  30,000          -     75,539    75,594
   Average interest rate          5.63          -       5.49


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


YEAR 2000 READINESS DISCLOSURE
As with all financial institutions, the Bank's operations rely extensively on computer systems. The Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 (Y2K) correctly. A project team of Bank employees has been assembled, with specific goals and target dates, to ensure the Bank has an effective plan for identifying, testing and implementing solutions for Y2K. This is being accomplished either through internal evaluation and testing, or verifiable documentation from the vendors of specific software and hardware. Senior management oversees the project and regularly reports to the Board of Directors. The Bank has substantially completed all year 2000 testing.

Because compliance work is largely being completed by internal staff, the Bank does not expect to incur any significant costs with outside contractors relative to the completion of this portion of the project. It is estimated at this time that the Bank will spend approximately $500,000 to $750,000 upgrading hardware and software to be Y2K compliant, most of which has been accomplished. These costs will be amortized over the expected life of each item, usually three to five years. Most of this hardware and software would have been upgraded anyway within the next two years, and therefore Y2K advanced the timing of these expenditures. These projections are only estimates and may differ materially from the actual results through the end of 1999.

In addition, financial institutions may experience increases in problem loans and credit losses in the event that the borrowers fail to properly respond to the issue, and higher funding costs may come about if consumers react to publicity about the issue by withdrawing deposits. The Bank has identified individually significant customers covering both funds providers and funds takers, to assess the Y2K financial risk originating from them. The Bank also could be impacted if third parties it deals with in conducting its business, such as governmental agencies, clearing houses, telephone companies, utilities companies, and other service providers, fail to properly address this issue. Accordingly, the Bank is developing contingency plans to assess these areas and minimize their effect.


EFFECT OF RECENT ACCOUNTING STANDARDS
Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The new rules establish standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist solely of unrealized gains and losses on investment securities available for sale. The adoption of SFAS No. 130 did not have an impact on the Company's consolidated financial position or results of operations, but did affect the presentation of the Company's consolidated statement of changes in shareholders' equity and consolidated balance sheet.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The statement requires financial and descriptive information about operating segments of a business. The statement also requires companies to report revenues for each major product and service. Adoption of SFAS No. 131 had no effect on the Company's reported consolidated financial position or net income. See
Note 18 to the Consolidated Financial Statements for the related disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application is encouraged but should not be applied retroactively to financial statements of prior periods. Currently, the Company does not hold any derivatives or conduct hedging activities as defined by the standard. In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. If the Company had adopted SFAS No. 133 in 1998, the impact would have been limited to transfers, if any, of securities from the held-to-maturity classification to available for sale. The Company is evaluating when to adopt SFAS No.133 and the desirability of potential investment security reclassifications.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See "Market Risk Management" in Item 7, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data


                           - I N D E X -


                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           53

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       54

     Consolidated Statements of Income                                 55

     Consolidated Statements of Comprehensive
       Income and Changes in Shareholders' Equity                      56

     Consolidated Statements of Cash Flows                             57

     Notes to Consolidated Financial Statements                        58

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
InterCounty Bancshares, Inc.
Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of InterCounty Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterCounty Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






                                      /s/J.D. CLOUD & CO. L.L.P.
                                      Certified Public Accountants


Cincinnati, Ohio
February 5, 1999

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                        CONSOLIDATED BALANCE SHEETS
December 31                                                    (thousands)
                                                             1998        1997
ASSETS:
Cash and due from banks                                  $ 18,241    $ 17,807
Federal funds sold                                            640       4,176
Interest bearing deposits in bank                              38       1,538
                                                          -------     -------
     Total cash and cash equivalents                       18,919      23,521

Securities available for sale, at market value            139,748     111,975
Securities held to maturity (market value-$37,459
 in 1998 and $11,624 in 1997)                              36,832      11,164
                                                          -------     -------
     Total securities                                     176,580     123,139

Loans                                                     305,112     277,711
  Less-allowance for loan losses                            2,641       2,761
                                                          -------     -------
     Net loans                                            302,471     274,950

Loans held for sale                                         5,634           -
Premises and equipment                                     11,459      10,512
Earned income receivable                                    4,246       3,692
Other assets                                                1,244         791
                                                          -------     -------
TOTAL ASSETS                                             $520,553    $436,605
                                                          =======     =======



LIABILITIES:
Demand deposits                                          $ 41,748    $ 38,662
Savings, NOW, and money market deposits                   137,535     117,552
Certificates $100,000 and over                             47,705      26,899
Other time deposits                                       147,232     146,219
                                                          -------     -------
     Total deposits                                       374,220     329,332

Short-term borrowings                                      22,702      32,734
Long-term debt                                             75,539      30,716
Other liabilities                                           3,369       2,843
                                                          -------     -------
TOTAL LIABILITIES                                         475,830     395,625
                                                          -------     -------

SHAREHOLDERS' EQUITY:
Preferred shares-no par value, authorized
 100,000 shares; none issued                                    -           -
Common shares-no par value, authorized
 6,000,000 shares; issued 3,818,950 shares                  1,000       1,000
Surplus                                                     7,368       7,141
Unearned ESOP shares, at cost                                (511)       (620)
Retained earnings                                          39,557      35,748
Accumulated other comprehensive income,
 net of taxes                                                 188         515
Treasury shares, at cost, 640,799 shares in 1998
 and 726,274 shares in 1997                                (2,879)     (2,804)
                                                          -------     -------
TOTAL SHAREHOLDERS' EQUITY                                 44,723      40,980
                                                          -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $520,553    $436,605
                                                          =======     =======

The accompanying notes to financial statements are an integral part of these statements.


InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                       CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31           (thousands, except per common share data)
                                            1998         1997         1996
INTEREST INCOME:
Interest and fees on loans               $24,959      $24,039      $22,413
Interest on securities available
 for sale
   Taxable                                 8,113        6,699        5,583
   Non-taxable                               321            -            -
Interest on securities held to
 maturity - non-taxable                    1,349          621          632
Interest on deposits in banks                 26           45            9
Interest on federal funds sold               505          200          187
                                          ------       ------       ------
      TOTAL INTEREST INCOME               35,273       31,604       28,824
                                          ------       ------       ------
INTEREST EXPENSE:
Interest on savings, NOW and
 money market deposits                     3,521        3,321        3,020
Interest on time certificates
 $100,000 and over                         2,198        1,394        1,069
Interest on other deposits                 8,118        8,307        7,942
                                          ------       ------       ------
      Total Interest on Deposits          13,837       13,022       12,031
Interest on short-term borrowings          1,622        2,057        1,714
Interest on long-term debt                 3,081          411           85
                                          ------       ------       ------
      TOTAL INTEREST EXPENSE              18,540       15,490       13,830
                                          ------       ------       ------
NET INTEREST INCOME                       16,733       16,114       14,994

PROVISION FOR LOAN LOSSES                  1,150          800          600
                                          ------       ------       ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           15,583       15,314       14,394
                                          ------       ------       ------
NON-INTEREST INCOME:
Trust income                               1,105          927          733
Service charges on deposits                1,351        1,263        1,099
Other service charges and fees               336          287          307
ATM network fees                             574          206            -
Insurance agency commissions                 833          792          869
Securities gains                             302          300           86
Other                                      1,025          758          913
                                          ------       ------       ------
     TOTAL NON-INTEREST INCOME             5,526        4,533        4,007
                                          ------       ------       ------


NON-INTEREST EXPENSE:
Salaries                                   5,781        5,394        4,825
Pension and benefits                         984          970        1,056
Equipment                                  1,917        1,553          942
Occupancy                                    790          741          738
Deposit insurance                             47           47          104
State franchise tax                          615          557          493
Marketing                                    312          279          271
Other                                      3,400        3,059        3,163
                                          ------       ------       ------
     TOTAL NON-INTEREST EXPENSE           13,846       12,600       11,592
                                          ------       ------       ------
INCOME BEFORE INCOME TAX                   7,263        7,247        6,809
PROVISION FOR INCOME TAX                   1,889        2,259        1,877
                                          ------       ------       ------
     NET INCOME                          $ 5,374      $ 4,988      $ 4,932
                                          ======       ======       ======

Earnings per common share                $  1.70      $  1.59      $  1.57

Earnings per common share-assuming
  dilution                               $  1.66      $  1.55      $  1.54

The accompanying notes to financial statements are an integral part of these statements.


InterCounty Bancshares, Inc. and
The National Bank & Trust Company

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ANE
                       CHANGES IN SHAREHOLDERS' EQUITY
                                               (thousands)

                                                   Retained
                                       Unearned    Earnings      Accumulated
                                           ESOP    Less Cost       Other           Total           Total
                       Common            Shares,  of Treasury   Comprehensive  Shareholders'   Comprehensive
                       Shares  Surplus  at Cost     Shares         Income          Equity          Income
Balance
 January 1, 1996       $1,000  $6,903   $  (845)    $25,359     $ 1,405         $33,822
Comprehensive income:
  Net income                                          4,932                       4,932         $ 4,932
  Net unrealized (losses)
   on securities available
   for sale (net of taxes
   of $476)                                                        (924)           (924)           (924)
  Reclassification
   adjustment for net
   realized gain on sale
   of available for sale
   securities included in
   net income (net of
   taxes of $29)                                                    (57)            (57)            (57)
                                                                                                  -----
  Total comprehensive
   income                                                                                         3,951
                                                                                                  =====




Dividends declared                                     (856)                       (856)
Treasury shares
 purchased                                             (249)                       (249)

Stock options
 exercised                          3                     3                           6
ESOP shares
 earned                            19       113                                     132
                        -----   -----       ---      ------       -----          ------
Balance
 December 31, 1996      1,000   6,925      (732)     29,189         424          36,806

Comprehensive
 Income:
  Net income                                          4,988                       4,988           4,988
  Net unrealized gains
   on securities available
   for sale (net of taxes
   of $149)                                                         289             289             289
  Reclassification
   adjustment for net
   realized gain on sale
   of available for sale
   securities included in
   net income (net of
   taxes of $102)                                                  (198)           (198)           (198)
                                                                                                  -----
  Total comprehensive
   income                                                                                         5,079
                                                                                                  =====
Dividends declared                                   (1,167)                     (1,167)
Treasury shares
 purchased                                             (172)                       (172)





Stock options
 exercised                        188                   106                         294
ESOP shares
 earned                            28       112                                     140
                        -----   -----       ---      ------       -----          ------
Balance
 December 31, 1997      1,000   7,141      (620)     32,944         515          40,980

Comprehensive
 Income:
  Net income                                          5,374                       5,374           5,374
  Net unrealized (losses)
   on securities available
   for sale (net of taxes
   of $86)                                                         (167)           (167)           (167)
  Reclassification
   adjustment for net
   realized gain on sale
   of available for sale
   securities included in
   net income (net of
   taxes of $82)                                                   (160)           (160)          (160)
                                                                                                  -----
  Total comprehensive
   income                                                                                        $5,047
                                                                                                  =====
Dividends declared                                   (1,567)                     (1,567)
Treasury shares
 purchased                                             (172)                       (172)
Stock options
 exercised                        175                    99                         274
ESOP shares
 earned                            52       109                                     161
                        -----   -----       ---      ------       -----          ------
Balance
 December 31, 1998      1,000   7,368      (511)     36,678         188          44,723
                        =====   =====       ===      ======       =====          ======

The accompanying notes to financial statements are an integral part of these statements.

InterCounty Bancshares, Inc. and
The National Bank & Trust Company

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31                                   (thousands)
                                                   1998       1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 5,374    $ 4,988    $ 4,932
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                   1,228      1,073        791
  Provision for loan losses                       1,150        800        600
  Provision for deferred taxes                       27        328        (61)
  Net premium amortization (discount
   accretion) on securities                           4       (236)      (353)
  Net realized gains on securities
   available for sale                              (302)      (300)       (86)
  Gain on sale of other assets                        -          -       (344)
  Origination of mortgage loans
   held for sale                                (10,912)    (4,370)         -
  Proceeds from sales of mortgage
   loans held for sale                            5,665      3,983          -
  Increase in income receivable                    (434)      (474)       (56)
  Decrease (increase) in other assets              (833)       132       (112)
  Increase (decrease) in interest payable           177         10        (42)
  Increase (decrease) in accrued taxes and
   other liabilities                                651       (366)       336
  FHLB stock dividends                             (298)      (240)      (209)
  ESOP shares earned                                161        140        132
                                                -------    -------    -------
       NET CASH PROVIDED BY
        OPERATING ACTIVITIES                      1,658      5,468      5,528
                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities
  available for sale                             10,647      6,480      5,395
 Purchases of securities available
  for sale                                     (120,056)   (85,614)   (27,263)
 Proceeds from maturities of securities
  available for sale                             81,622     49,313     22,129
 Purchases of securities held to maturity       (29,993)    (4,604)         -
 Proceeds from maturities of securities
  held to maturity                                4,440      1,030        830
 Net increase in loans                          (29,057)    (8,853)   (31,203)
 Proceeds from sale of credit card loans              -          -      4,241
 Purchases of premises and equipment             (2,098)    (2,544)    (2,189)
 Proceeds from sale of equipment                      -          -         18
                                                -------    -------    -------



      NET CASH USED IN INVESTING
       ACTIVITIES                               (84,495)   (44,792)   (28,042)
                                                -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                        44,888     20,204     17,624
 Cash dividends paid                             (1,447)    (1,089)      (795)
 Net increase (decrease) in short-
  term borrowings                               (10,032)     1,621          3
 Advances of long-term debt                      45,000     30,000          -
 Repayment of long-term debt                       (177)      (198)      (194)
 Proceeds from stock options exercised              175        237          6
 Purchase of treasury shares                       (172)      (172)      (249)
                                                -------    -------    -------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                78,235     50,603     16,395
                                                -------    -------    -------
      NET CHANGE IN CASH AND
       CASH EQUIVALENTS                          (4,602)    11,279     (6,119)

      CASH AND CASH EQUIVALENTS AT
       BEGINNING OF YEAR                         23,521     12,242     18,361
                                                -------    -------    -------
    CASH AND CASH EQUIVALENTS AT
     END OF YEAR                               $ 18,919   $ 23,521   $ 12,242
                                                =======    =======    =======



The accompanying notes to financial statements are an integral part of these statements.


InterCounty Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMTNS

Years ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

InterCounty Bancshares, Inc. (the Company) is a one-bank holding company. Its wholly-owned subsidiary, The National Bank and Trust Company (the Bank), provides full banking services, including trust and brokerage services, to customers located principally in Clinton, Brown, Clermont, Warren and Highland counties in Ohio. The Bank grants agribusiness, commercial, consumer, and residential loans to customers throughout its market area. In 1998, the Bank began offering insurance products through its wholly-owned subsidiaries, the Phillips Group of insurance agencies and the Arnold Jones Insurance Agency. Available products include property, casualty, and life insurance.


Basis of Presentation-
The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Certain prior period data has been reclassified to conform to current period presentation.


Use of Estimates-
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Securities-
Investment securities that the Bank has the intent and ability to hold to maturity are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities that are available for sale are reported at fair value with unrealized holding gains and losses reported net of income taxes as Accumulated Other Comprehensive Income, a separate component of shareholders' equity. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method.

Federal Home Loan Bank (FHLB) stock is an equity interest in the Federal Home Loan Bank of Cincinnati. It can be sold only at its par value of $100 per share and only to the FHLB or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company, because of the oversight role exercised by the Federal Housing Finance Board in the process of budgeting and approving dividends. Federal Reserve Bank stock is similarly restricted in marketability and value. Although classified as securities available for sale, both investments are carried at cost, which is their par value.

Loans Held for Sale-
Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans and Allowance for Loan Losses-
Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net of any deferred origination fees or costs. Net deferred fees and costs are amortized over the lives of the related loans using the interest method as an adjustment of loan yields. The allowance for loan losses is established through provisions charged to expense. The allowance is an amount that management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. This evaluation is based on prior loan loss experience and such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Loans are considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows using the loan's effective interest rate. Impaired collateral-dependent loans may be measured based on collateral value. Smaller-balance homogenous loans, including residential mortgage and consumer installment loans, are collectively evaluated for impairment.

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


Stock Options-
Stock options are accounted for under Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees." In years before 1997, optionees could elect, when the options were exercised, to have the Company repurchase the shares at book value. Compensation cost and a liability were recorded during the service period based on changes in book value. Effective in 1997, and as approved by all optionees, this contingent obligation of the Company was eliminated. The recorded liability at December 31, 1996 is recognized as additional consideration for the related stock when issued. Because options are only granted at a price equal to market value on the day of grant, under the intrinsic value method of APB No. 25, the Company, beginning in 1997, does not recognize compensation expense for options granted.

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

Stock Split-
On October 1, 1998, the Company's board of directors approved a two-for-one stock split in the form of a stock dividend. The additional shares resulting from the split were distributed on October 26, 1998 to shareholders of record as of October 11, 1998. The consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the impact of the stock split.


Fair Value of Financial Instruments-
For cash and due from banks, federal funds sold and other short-term investments, the carrying amounts reported in the Consolidated Balance Sheet approximate fair value. For securities, fair market value equals quoted market price, if available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities. The estimated fair value of loans was based on the discounted value of future cash flows expected to be received. The discount rate used was the rate at which the same loans would be made under current conditions.

The approximate fair value of demand deposits, savings accounts, and other deposit liabilities without defined maturities is the carrying amount at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated using a discounted cash flow calculation applying interest rates currently offered for deposits of similar remaining maturities. Carrying value approximates fair value for short-term borrowings and the Company's variable rate long-term debt. The fair value of fixed rate long-term debt is based on discounted cash flows using current market rates for debt with similar terms and remaining maturities.


NOTE 2 - ACQUISITIONS

In October 1998, the Bank acquired all the outstanding common shares of Phillips Insurance Agency Group, Inc. in exchange for 53,606 shares of the Company. In December 1998, the Bank acquired all the outstanding common shares of Arnold Jones Insurance Agency, Inc. in exchange for 17,777 shares of the Company. The acquisitions qualified as tax-free reorganizations and have been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to retroactively combine the Company's and the agencies' financial statements as if the acquisitions had occurred at the beginning of the earliest period presented. The acquisitions had no material effect on consolidated shareholders' equity as previously reported. In connection with the acquisitions, the Bank incurred professional and regulatory fees of $75,000 which were charged to operations in 1998.

The following table presents the revenues of the agencies included as a component of non-interest income, the net income of the agencies, and reconciles the net income previously reported by the Company to the net income presented in the accompanying consolidated financial statements
(thousands):
                                                   1998      1997      1996
Insurance Agency Commissions
  Revenues prior to acquisition:
      Phillips Group                             $  443    $  593	    $  691
      Jones Agency                                  213       199       178

  Revenues since acquisition                        177         -         -
                                                  -----     -----     -----
                                                 $  833    $  792    $  869
                                                  =====     =====     =====

Net Income
  InterCounty Bancshares, Inc. and
  The National Bank & Trust Company              $5,330    $4,972    $	4,862

  Insurance agencies                                 44        16        70
                                                  -----     -----     -----
                                                 $5,374    $4,988    $4,932
                                                 =====     =====     =====

NOTE 3 - SECURITIES

The following tables present amortized cost and estimated fair values of securities at December 31 (thousands):
                                                      1998
                               ---------------------------------------------
                                             Gross       Gross
                               Amortized   Unrealized   Unrealized    Fair
                                 Cost        Gains       Losses       Value
 Securities available
 for sale:
  U.S. Treasury and U.S.
   Agency notes               $ 35,983     $  113        $   90     $ 36,006
  U.S. Agency mortgage-
   backed securities            73,124        202            99       73,227
  Other mortgage-backed
   securities                   16,337         70            86       16,321
  Municipals                     8,558        175             -        8,733
  Federal Reserve/FHLB stock     5,451          -             -        5,451
  Other                             10          -             -           10
                               -------        ---           ---      -------
                              $139,463     $  560        $  275     $139,748
                               =======        ===           ===      =======
Securities held to
 maturity:
  Municipals                  $ 36,832     $  760        $  133     $ 37,459
                               =======        ===           ===      =======

                                                      1997
                               ---------------------------------------------
                                             Gross        Gross
                               Amortized   Unrealized   Unrealized    Fair
                                 Cost        Gains        Losses      Value
 Securities available
 for sale:
  U.S. Treasury and U.S.
   Agency notes               $ 44,380     $  235        $   18     $ 44,597
  U.S. Agency mortgage-
   backed securities            49,256        456             9       49,703
  Other mortgage-backed
   securities                   13,212        127            11       13,328
  Federal Reserve/FHLB stock     4,337          -             -        4,337
  Other                             10          -             -           10
                               -------        ---           ---      -------
                              $111,195     $  818        $   38     $111,975
                               =======        ===           ===      =======


Securities held to
 maturity:
  Municipals                  $ 11,164     $  460        $    -     $ 11,624
                               =======        ===           ===      =======

                                   -63-

Gross gains realized on sales of securities available for sale were $302,000 for 1998, $300,000 for 1997, and $86,000 for 1996. There were no realized losses during the three-year period ended December 31, 1998. Securities with a carrying value of approximately $137.3 million and $67.3 million at December 31, 1998 and 1997, respectively, were pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law.

At December 31, 1998 the amortized cost and estimated market value of debt securities by contractual maturity was as follows.  Expected maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations (thousands):
                               Available for Sale       Held to Maturity
                             ----------------------   ----------------------
                              Amortized     Market     Amortized    Market
                                Cost         Value       Cost        Value
Due within one year            $  1,997    $  2,020    $ 1,546     $ 1,571
Due from one to five years       14,990      15,023        692         852
Due from five to ten years       16,995      16,957        100         104
Due after ten years              10,559      10,739     34,494      34,932
                                -------     -------     ------      ------
                                 44,541      44,739     36,832      37,459
U.S. Agency mortgage-backed
 securities                      73,124      73,227          -           -
Other mortgage-backed
 securities                      16,337      16,321          -           -
Federal Reserve/FHLB stock        5,461       5,461          -           -
                                -------     -------     ------      ------
     Total securities          $139,463    $139,748    $36,832     $	37,459
                                =======     =======     ======      ======

NOTE 4 - LOANS

Major classifications of loans as of December 31 were as follows
(thousands):
                                            1998               1997
  Commercial and industrial              $ 78,801           $ 63,661
  Commercial real estate                   29,936             30,835
  Agricultural                             17,925             18,387
  Residential real estate                  92,069             82,838
  Installment                              83,173             79,115
  Other                                     2,402              2,097
                                          -------            -------
    Total                                 304,306            276,933

  Deferred net origination costs              806                778
  Allowance for loan losses                (2,641)            (2,761)
                                          -------            -------
    Net loans                            $302,471           $274,950
                                          =======            =======

Mortgage loans serviced for the Federal Home Loan Mortgage Corporation and excluded from the Consolidated Balance Sheets at December 31, 1998 and 1997 were $8,043,000 and $3,428,000, respectively. In 1996, the Bank sold a $3.9 million credit card loan portfolio. The gain on the sale of $326,000 is included in Other Non-Interest Income in the Consolidated Statements of Income.

Changes in the allowance for loan losses for the years ended December 31 were as follows (thousands):
                                        1998         1997         1996
  Balance at beginning of period      $ 2,761      $ 2,686      $ 2,644
  Provision for loan losses             1,150          800          600
  Charge offs                          (1,435)        (942)        (785)
  Recoveries                              165          217          227
                                        -----        -----        -----

  Balance at end of period            $ 2,641      $ 2,761      $ 2,686
                                        =====        =====        =====

The total recorded investment in impaired loans at December 31, 1998, the average for the year, and the related allowance for credit losses as determined in accordance with SFAS No. 114 were not material. Loans on which the accrual of interest had been discontinued amounted to $599,000, $509,000 and $535,000 at December 31, 1998, 1997 and 1996, respectively. If interest on those loans had been accrued, such income would have approximated $45,000, $41,000 and $38,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income recognized in the respective years on these nonaccrual loans was not material. The Bank is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of a deterioration in the financial position of the borrower.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 (thousands):
                                                            1998      1997
Land                                                     $ 1,488   $ 1,413
Buildings and leasehold improvements                       9,117     8,512
Equipment                                                  6,385     5,512
                                                          ------    ------
   Total cost                                             16,990    15,437
Accumulated depreciation and amortization                 (5,531)   (4,925)
                                                          ------    ------
   Premises and equipment                                $11,459   $10,512
                                                          ======    ======

Depreciation expense related to premises and equipment was $1,148,000, $1,013,000 and $695,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 6 - LEASES

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year are as follows (thousands):

       1999                                 $ 71
       2000                                   72
       2001                                   71
       2002                                   46
       2003                                   36
       Remaining years                       200
                                             ---
       Total minimum lease payments         $496
                                             ===

Rent expense for all premises and equipment leases was $108,000, $62,000 and $59,000 in 1998, 1997 and 1996, respectively.



NOTE 7 - DEPOSITS

Contractual maturities of certificates of deposit at December 31, 1998 were as follows (thousands):
                                    Certificates     All Other
                                   over $100,000    Certificates       Total
                                   -------------    ------------       -----
   1999                               $ 37,189       $  98,927      $ 136,116
   2000                                 10,035          40,429         50,464
   2001                                    332           3,766          4,098
   2002                                      -           2,925          2,925
   2003                                      -             691            691
   Thereafter                              149             494            643
                                        ------         -------        -------
                                      $ 47,705       $ 147,232      $ 194,937
                                        ======         =======        =======

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Bank had a defined benefit pension plan which covered substantially all employees. Benefits under the Plan were based on a percentage of annual compensation and years of service. The Bank's funding policy was to contribute annually an amount necessary to satisfy ERISA funding standards. Effective December 1, 1997, the defined benefit plan was terminated. Regulatory approval and final settlement of all benefits under this Plan occurred during 1998. The settlement of benefits did not have a significant impact on the Company's financial condition or results of operations. Net periodic pension cost was $117,000 and $136,000 in 1997 and 1996, respectively. There were no costs associated with the Plan in 1998.

In 1996, the Bank adopted a 401(k) salary deferral plan. Substantially all employees who meet minimum age and length of service requirements are eligible to participate. Employee deferrals may be subject to employer-matching contributions up to specified limits. Discretionary contributions may also be made to the plan. Total matching and discretionary contributions made by the Bank for 1998 amounted to $88,000. There were no employer contributions for 1997 or 1996.

The Company sponsors a leveraged employee stock ownership plan (ESOP) covering substantially all of its employees who meet minimum age and length of service requirements. The Company is obligated to make annual contributions sufficient to enable the ESOP to repay the loan, including interest. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Additional contributions to the Trust are determined by the Board of Directors. Total Company contributions were $96,000, $202,000 and $36,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Benefits are payable upon retirement, death, disability or separation from service. Benefits are paid in common shares of the Company. If the common shares of the Company are not tradable on an established market when benefits are distributed, participants have the option to put the shares to the Company at a value determined by independent appraisal. In 1998 and 1997, the Company purchased 8,418 shares and 3,000 shares, respectively, from ESOP participants. The estimated fair value of allocated shares remaining in the ESOP was $11,502,000 and $10,861,000 at December 31, 1998 and 1997, respectively. The estimated fair value for 1997 was based on the independent appraisal. The 1998 independent appraisal has not been completed and, therefore, estimated fair value at December 31, 1998 is based on the 1997 relationship of appraised value to book value applied to the December 31, 1998 book value.

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

The ESOP shares as of December 31 were as follows:
                                              1998               1997
                                        ----------------   ----------------
                                         1993      1986     1993      1986
                                        Shares    Shares   Shares    Shares
Allocated shares                        17,060   510,564   13,518   516,302
Shares released for allocation           4,330    21,958    4,502    22,986
Unreleased shares                       17,704    89,770   22,034   111,728
                                        ------   -------   ------   -------
   Total ESOP shares                    39,094   622,292   40,054   651,016
                                        ======   =======   ======   =======

At December 31, 1998, the estimated fair value of unreleased 1993 shares was $386,000. ESOP compensation expense was $105,000, $178,000, and $25,000 for
1998, 1997 and 1996, respectively.


NOTE 9 - SHORT-TERM BORROWINGS

A summary of short-term borrowings follows (thousands):
                                               1998              1997
                                          --------------    --------------
                                          Amount   Rate     Amount   Rate
At December 31
  Federal Home Loan Bank borrowings      $ 6,000   5.15%   $14,200   5.92%
  Securities sold under agreements
    to repurchase                         16,547   4.13     16,438   6.11
  U.S. Treasury demand notes                 155   5.25      2,096   5.75
                                          ------            ------
      Total short-term borrowings        $22,702   4.41    $32,734   6.00
                                          ======            ======


Years ended December 31:
  Average amount outstanding             $31,582           $37,928
  Maximum month-end balance               37,903            33,364
  Weighted average interest rate                   5.14              5.42

NOTE 10 - LONG-TERM DEBT

Long-term debt consists of the following at December 31 (thousands):
                                                         1998      1997

Federal Home Loan Bank borrowings                      $75,000   $30,000
ESOP Trust debt guarantee                                  539       647
Capital lease obligation                                     -        69
                                                        ------    ------
                                                       $75,539   $30,716
                                                        ======    ======

Maturities of long-term debt are as follows (thousands):
Year
----
1999                                               $   108
2000                                                   108
2001                                                   108
2002                                                30,108
2003                                                   107
thereafter (2008)                                   45,000


The FHLB borrowings consist of three fixed-rate notes with a weighted average rate of 5.49%. Interest is payable monthly. At the option of the Federal Home Loan Bank, these notes can be converted to variable-rate instruments at certain dates. The first such date is October 1999. If converted, the rate would be the three month LIBOR rate, adjusted quarterly. Until the conversion date of each note, there is a prepayment penalty. At December 31, 1998, FHLB borrowings, including short-term borrowings of $6,000,000, were collateralized by a blanket pledge of certain residential real estate loans totaling approximately $75 million and mortgage-backed securities with a carrying value of $59 million.

The ESOP Trust loan agreement contains various covenants for the Company which include a minimum net worth and restrictions on additional indebtedness. The note may be prepaid without penalty with prepayments applying in the inverse order of the maturities of the scheduled payments. Interest is due quarterly at the prime rate, 7.75% at December 31, 1998. Scheduled principal payments are approximately $108,000 annually through 2003.


NOTE 11 - INCOME TAXES

Income taxes provided for in the statements of income at December 31 consist of the following (thousands):
                                                     1998     1997     1996
Income taxes currently payable:
 Applicable to income exclusive of
  securities transactions                          $1,759   $1,829   $1,909
 Applicable to securities transactions                103      102       29
                                                    -----    -----    -----
   Total income taxes currently payable             1,862    1,931    1,938
                                                    -----    -----    -----
Deferred income taxes resulting
 from temporary differences:
  Provision for loan losses                            41      (71)     (60)
  Depreciation                                       (129)     258       16
  Stock option accruals                                33       15      (70)
  Loan origination fees-net                             -       43       (2)
  FHLB stock dividends                                101       81       71
  Accruals deductible for tax purposes when paid      (45)      17       (6)
  Other                                                26      (15)     (10)
                                                    -----    -----    -----
    Total deferred income taxes                        27      328      (61)
                                                    -----    -----    -----
    Provision for income tax                       $1,889   $2,259   $1,877
                                                    =====    =====    =====





A reconciliation of the statutory income tax rate to the Company's effective tax rate at December 31 follows:
                                                    1998     1997      1996
Statutory tax rate                                  34.0%     34.0%     34.0%
Increase (decrease) resulting from:
  Tax exempt interest                               (7.0)     (2.9)     (3.3)
  Tax credits                                          -         -      (3.2)
  Other-net                                         (1.0)       .1        .1
                                                    ----      ----      ----
Effective tax rate                                  26.0%     31.2%     27.6%
                                                    ====      ====      ====

                                   -71-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their basis for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows (thousands):
                                                              1998      1997
Deferred tax assets:
 Allowance for loan losses                                   $ 556    $  552
 Stock option accruals                                         224       276
 Accruals not currently deductible                               9        26
                                                              ----      ----
       Total deferred tax assets                               789       854
                                                              ----      ----
Deferred tax liabilities:
 Depreciation of premises and equipment                       (357)     (487)
 Unrealized gains on securities available for sale             (97)     (265)
 FHLB stock dividends                                         (312)     (211)
 Other-net                                                       -        (9)
                                                              ----      ----
       Total deferred tax liabilities                         (766)     (972)
                                                              ----      ----
Net deferred taxes                                           $  23    $ (118)
                                                              ====      ====

Due primarily to the Company's taxable position in prior years, a valuation allowance for deferred tax assets was unnecessary at December 31, 1998 and 1997.

NOTE 12- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Bank paid interest of $18,363,000, $15,471,000 and $13,857,000 in 1998,
1997 and 1996, respectively. The Bank paid federal income taxes of $1,452,000, $2,251,000 and $1,761,000 in 1998, 1997 and 1996, respectively.


NOTE 13 - STOCKHOLDER'S EQUITY

Under the terms of the Company's 1992 nonqualified compensatory stock option plan (the 1992 Plan), 7% of the authorized and issued common shares of the Company are reserved for the purpose of granting options to key bank personnel. Awards under the Plan are made at the discretion of the Board of Directors. The option price is not less than the fair market value of the shares at the date of grant. The options granted have a term of ten years and become exercisable in equal installments on the first through fifth anniversaries of the date of grant. Compensation expense in connection with this plan is included in pension and benefits expense in the consolidated statements of income in the amount of $173,000 for 1996. No compensation expense was recorded for this plan in 1998 or 1997.

The Company applies APB No. 25 in accounting for its stock option plans. Accordingly, compensation expense recognized for stock options issued has been limited to the years prior to 1997 when the Company was obligated, at the optionees' election, to repurchase the shares at book value. The expense reported in 1996 and earlier years would have been the same under SFAS No. 123. Had compensation expense for the Company's stock options granted in 1997 and 1998 been recognized under the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows:

                                                 1998           19977
     Report net income                          $5,374          4,988
     Pro forma net income                        5,354          4,956

     Reported earnings per share-
       assuming dilution                          1.66           1.55
     Pro forma earnings per share-
       assuming dilution                          1.65           1.54

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma results, was estimated at the date of grant using a Black-Scholes option pricing model and the following assumptions for 1998 and 1997, respectively: risk-free interest rates of 4.6% and 6.5%, expected lives of 9.0 and 9.5 years, expected volatility of 15% and 22%, and expected dividend yields of 2.3% and 2.5%. Based on these assumptions, the fair value of options granted in 1998 and 1997 was $5.13 and $4.45, respectively.

Details of the 1992 Plan are as follows:
                            Weighted-
                             Average                                  Shares
                            Exercise     Shares        Shares        Available
                              Price    Outstanding   Exercisable     for Grant
                            --------   -----------   -----------     ---------

Balance, December 31, 1995   $  7.18     161,946       68,922         105,380

Became exercisable                                     32,642
Exercised                       6.56        (630)        (630)            630
                                         -------      -------         -------
Balance, December 31, 1996      7.18     161,316      100,934         106,010

Granted                        13.63      27,300                      (27,300)
Became exercisable                                     32,640
Exercised                       6.56      (1,830)      (1,830)          1,830
                                         -------      -------         -------
Balance, December 31, 1997      8.12     186,786      131,744          80,540

Granted                        23.25       9,000                       (9,000)
Became exercisable                                     18,501
Exercised                       7.77     (22,510)     (22,510)         22,510
                                         -------      -------         -------
Balance, December 31, 1998      8.96     173,276      127,735          94,050
                                         =======      =======         =======

                                   -74-

The weighted-average exercise price of exercisable options at December 31, 1998, 1997 and 1996 was $6.83, $6.42 and $6.19, respectively. The following table summarizes information for options currently outstanding and exercisable at December 31, 1998:


                                  Options Outstanding
                    ------------------------------------------------
     Range of                        Wtd. Avg.         Wtd. Avg.
      Prices           Number     Remaining Life     Exercise Price
     --------          ------     --------------     --------------
  $ 5.51-6.56         101,550        3.1 years          $  5.55
    9.63-13.63         62,726        7.1 years            12.43
         23.25          9,000        9.4 years            23.25
                       ------

    5.51-23.25        173,276        4.9 years             8.96
                      =======


                                   Options Exercisable
                           --------------------------------------
                                                    Wtd. Avg.
                                 Number          Exercise Price
                                 ------          --------------
                                101,550            $  5.55
                                 26,185              11.78
                                      -                  -
                                -------
                                127,735               6.83
                                =======

The following is a reconciliation of weighted average shares for earnings per share (EPS) computations to the weighted average shares including the effect of stock options for diluted EPS computations:
                                         1998        1997        1996
Weighted average shares for EPS        3,153,530   3,137,193   3,132,375

Effect of dilutive stock options          81,948      79,354      69,634
                                       ---------   ---------   ---------
Weighted average shares for EPS-
  assuming dilution                    3,235,478   3,216,547   3,202,009
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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at
December 31 were as follows (thousands):
                                          1998       1997
Commitments to extend credit           $39,341    $30,951
Standby letters of credit                1,704      1,977
Loan guarantees                          1,028        784


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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At December 31, 1998 and 1997, standby letters of credit were primarily issued to support public bond financing by state and local government units. They expire during the period from 1999 through 2012. Approximately 62% of the amount outstanding at December 31, 1998 was secured. Approximately 82% of the amount outstanding at December 31, 1997 was secured.

Loan guarantees consist of business credit card accounts offered through a correspondent bank with recourse. Of the aggregate credit limit for these accounts at December 31, 1998 and 1997, the amount outstanding was $164,000 and $117,000, respectively.

The Parent Company and its subsidiary are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.


NOTE 15 - RELATED PARTY TRANSACTIONS

At December 31, 1998 and 1997, executive officers, directors and companies in which they have a direct or indirect interest, were indebted to the Bank directly or as guarantors in the aggregate amount of $9,213,000 and $8,380,000, respectively. During 1998, $3,842,000 in new loans were made; repayments totaled $3,009,000. Such transactions originate in the normal course of the Bank's operations as a depository and lending institution.


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

Carrying amounts and estimated fair values for financial instruments as of
December 31 were as follows (thousands):
                                             1998                1997
                                      -----------------    -----------------
                                      Carrying    Fair     Carrying    Fair
                                       Amount    Value      Amount    Value
FINANCIAL ASSETS:
 Cash and due from banks             $ 18,241  $ 18,241   $ 17,807  $ 17,807
 Federal funds sold                       640       640      4,176     4,176
 Interest bearing deposits in banks        38        38      1,538     1,538
 Securities available for sale        139,748   139,748    111,975   111,975
 Securities held to maturity           36,832    37,459     11,164    11,624
 Loans, net                           302,471   304,604    274,950   277,590
 Loans held for sale                    5,634     5,640          -         -


FINANCIAL LIABILITIES:
 Deposits                             374,220   375,866    329,332   330,490
 Short-term borrowings                 22,702    22,702     32,734    32,734
 Long-term debt                        75,539    75,306     30,716    30,716


The fair value of off-balance-sheet financial instruments at December 31, 1998 and 1997, was not material.

NOTE 17 - REGULATORY MATTERS

The principal source of income and funds for the Holding Company is dividends paid by the Bank subsidiary. During the year 1999, dividends that the Bank subsidiary can pay to the Holding Company without prior approval of regulatory agencies is limited to net income in 1999.

Banks and bank holding companies must meet certain minimum capital requirements set by federal banking agencies. The minimum regulatory capital ratios are 8% for total risk-based, 4% for Tier I risk-based, and 4% for leverage. For various regulatory purposes, institutions are classified into categories based upon capital adequacy. The highest "well capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier I risk-based, and 5% for leverage. As of the most recent notification from their regulators, the Holding Company and Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action.

A summary of the regulatory capital of the Holding Company and the Bank at
December 31 follows (thousands):
                                          1998                1997
                                  ------------------   ------------------
                                  Holding              Holding
                                  Company     Bank     Company     Bank
                                  -------     ----     -------     ----
Regulatory Capital:
 Shareholders' equity             $44,723   $36,548    $40,980   $41,609
 Goodwill and other intangibles         -         -        (80)      (80)
 Net unrealized securities gains     (188)     (188)      (515)     (515)
                                   ------    ------     ------    ------
   Tier I risk-based capital       44,535    36,360     40,385    41,014
 Eligible allowance for loan
  losses                            2,641     2,641      2,761     2,761
                                   ------    ------     ------    ------
     Total risk-based capital     $47,176   $39,001    $43,146   $43,775
                                   ======    ======     ======    ======


Capital Ratios:
 Total risk-based                   14.18%    11.72%     14.66%    14.87%
 Tier I risk-based                  13.38     10.93      13.72     13.93
 Tier I leverage                     8.59      7.02       9.25      9.40

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank. In 1998 and 1997, the Bank's average reserve balances were $4,631,000 and $3,782,000, respectively.

NOTE 18 - SEGMENTS

The Company has four principal business units that offer different products and services. They are managed separately for various reasons including differing technologies, marketing strategies, and regulations. Revenues from these business segments for the years ended December 31 were as follows: (thousands)

                                            1998       1997       1996
Banking                                   $ 38,287   $ 34,242   $ 31,229
Trust services                               1,105        927        733
ATM network                                    574        206          -
Insurance agencies                             833        792        869
                                            ------     ------     ------
                                          $ 40,799   $ 36,167   $ 32,831
                                            ======     ======     ======

Additional reportable segment information under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" are not applicable since the information as it relates solely to the banking operations would be the same as the consolidated financial statements in all material respects.

NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for InterCounty Bancshares, Inc. (parent company only) follows (thousands):

Condensed Balance Sheets
December 31
                                                             1998        1997
Assets:
Cash                                                      $ 9,113     $    10
Investment in subsidiary                                   36,548      41,603
Other assets                                                    3         297
                                                           ------      ------
   Total assets                                           $45,664     $41,910
                                                           ======      ======
Liabilities:
Long-term debt                                            $   539     $   647
Other liabilities                                             402         283
                                                           ------      ------
   Total liabilities                                          941         930

Shareholders' equity                                       44,723      40,980
                                                           ------      ------
   Total liabilities and
    shareholders' equity                                  $45,664     $41,910
                                                           ======      ======

Condensed Statements of Income
Years ended December 31
                                               1998          1997        1996

Income:
Dividends from subsidiary                   $10,265        $1,119      $1,115
                                              -----         -----       -----
Expenses:
Interest on long-term debt                       55            65          72
Other expense                                    64            40          35
                                              -----         -----       -----
Total expense                                   119           105         107
                                              -----         -----       -----





Income before income tax benefit and
 equity in undistributed income of
 subsidiary                                  10,146         1,014       1,008

Income tax benefit                                1             1           2
Equity in undistributed income of
 subsidiary                                  (4,773)        3,973       3,922
                                              -----         -----       -----
Net income                                  $ 5,374        $4,988      $4,932
                                             ======         =====       =====

                                   -80-

Condensed Statements of Cash Flows
Years ended December 31   (thousands)
                                                 1998       1997       1996

Cash flows from operating activities:
 Net income                                    $ 5,374    $ 4,988    $ 4,932
 Adjustments for non-cash items-
   Equity in undistributed income
    of subsidiary                                4,773     (3,973)    (3,922)
   Payment of interest on long-term debt
    by subsidiary                                   55         65         72
   (Increase) decrease in other assets             294        (78)      (111)
   Provision for deferred taxes                      5         (1)        (2)
   Release of earned ESOP shares                   109         31         25
   Other, net                                       47          -          -
                                                ------      -----      -----
Net cash provided by operating activities       10,657      1,032        994
                                                ------      -----      -----

Cash flows from financing activities:
 Cash dividends paid                            (1,458)    (1,089)      (795)
 Payments to acquire treasury shares              (173)      (172)      (249)
 Proceeds from stock options exercised             175        237          6
 Other, net                                        (98)         -         (6)
                                                 -----      -----      -----
Net cash used in financing activities           (1,554)    (1,024)    (1,044)
                                                 -----      -----      -----
Net change in cash                               9,103          8        (50)
Cash at beginning of year                           10          2         52
                                                 -----      -----      -----
Cash at end of year                             $9,113     $   10     $    2
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

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       (1) Financial Statements - See Index to Consolidated Financial
               Statements on page 57 of this Form 10-K.

          (2) Financial Statement Schedules - None

          (3) Exhibits - See Exhibit Index at page    of this Form 10-K.


(b) A report on Form 8-K was filed (Date of Report - August 13, 1998) reporting on Item 5, Other Events. Announced a special meeting of shareholders to adopt an amendment to its Articles of Incorporation to authorize additional shares. The Board of Directors expected to declare a two-for-one stock split in the form of a stock dividend if the shareholders adopt the amendment.

           A report on Form 8-K was filed (Date of Report - October 1, 1998) reporting on Item 5, Other Events. Announced the Board of Directors of InterCounty Bancshares, Inc. declared a two-for-one stock split in the form of a stock dividend payable on October 26, 1998, to shareholders of record on October 11, 1998.

           A report on Form 8-K was filed (Date of Report - October 8, 1998) reporting on Item 5, Other Events. Announced that on October 8, 1998, The National Bank and Trust Company, a wholly owned subsidiary of InterCounty Bancshares, Inc. consummated the acquisition of all the outstanding shares of Phillips Insurance Agency Group, Inc., an Ohio corporation for 26,803 (before effect of two-for-one stock split on October 26, 1998) common shares of InterCounty Bancshares, Inc.

           A report on Form 8-K was filed (Date of Report - November 13, 1998) reporting on Item 5, Other Events. Submitted a copy of the Agreement and Plan of Reorganization, dated November 13, 1998, that provides for the acquisition of Arnold Jones Insurance Agency, Inc. by the National Bank and Trust Company. Submitted a copy of the InterCounty Bancshares News Release dated November 13, 1998, reporting that under the terms of the agreement, the shareholders of Jones will receive shares of InterCounty in exchange for all the outstanding shares of Jones.

           A report on Form 8-K was filed (Date of Report - December 11, 1998) reporting on Item 5, Other Events. Announced that on December 11, 1998 National Bank and Trust Company acquired all of the outstanding shares of Arnold Jones Insurance Agency, Inc. for 17,777 common shares of InterCounty Bancshares, Inc.

                             INDEX TO EXHIBITS

              EXHIBIT
              NUMBER        DESCRIPTION
              [C]           [S]

               3.1          Articles of Incorporation of
                            InterCounty Bancshares, Inc.


               3.2          Code of Regulations of
                            InterCounty Bancshares, Inc. Incorporated by reference to the S-1, Exhibit 3.2.

              10.1 InterCounty Bancshares, Inc. 1993 Stock Option Plan Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 23, 1995, Exhibit 4(c).

              10.2 InterCounty Bancshares, Inc. Non-qualified Stock Option Plan Incorporated by reference to the S-1, Exhibit 10.1.

              21            Subsidiaries of InterCounty Bancshares, Inc.

              23            Consent of Independent Certified Public
                            Accountants

              27.1          Financial Data Schedule for the Year Ended
                            December 31, 1998.

              27.2 Restated Financial Data Schedule for the Three Months Ended March 31, 1998.

              27.3 Restated Financial Data Schedule for the Six Months Ended June 30, 1998.

              27.4 Restated Financial Data Schedule for the Nine Months Ended September 30, 1998.

              27.5 Restated Financial Data Schedule for the Three Months Ended March 31, 1997.

              27.6 Restated Financial Data Schedule for the Six Months Ended June 30, 1997.

              27.7 Restated Financial Data Schedule for the Nine Months Ended September 30, 1997.



              27.8 Restated Financial Data Schedule for the Year Ended December 31, 1997.

              27.9 Restated Financial Data Schedule for the Year Ended December 31, 1996.

              99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    InterCounty Bancshares, Inc.

                                    By  /s/ Timothy L. Smith
                                    -------------------------
                   March 30, 1999       Timothy L. Smith
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By   /s/ Charles L. Dehner
----------------------------
    Charles L. Dehner
    Executive Vice President,
    Treasurer and a Director
    (Principal Accounting Officer)

Date   March 30, 1999

By   /s/ James W. Foland            By    /s/ Timothy L. Smith
---------------------------         ------------------------------
    James W. Foland                     Timothy L. Smith
    Secretary and a Director            President, Chief Executive Officer
                                        and a Director

Date  March 30, 1999                Date   March 30, 1999

By   /s/ S. Craig Beam              By  /s/ George F. Bush
---------------------------         ------------------------------
    S. Craig Beam                       George F. Bush
    Director                            Director

Date   March 31, 1999               Date   March 30, 1999

By   /s/ Georgia H. Miller          By   /s/ Robert A. Raizk
---------------------------         ------------------------------
    Georgia H. Miller                   Robert A. Raizk
    Director                            Director

Date   March 30, 1999               Date   March 30, 1999



By   /s/ Darleen M. Myers
---------------------------
    Darleen M. Myers
    Director

Date   March 30, 1999