Form 10-Q
period 1999-03-31
INTERCOUNTY BANCSHARES INC
filed 1999-05-14
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 1999

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of May 1, 1999, was 3,190,542 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                        Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
                 March 31, 1999, December 31, 1998
                 and March 31, 1998. . . . . . . . . . . . . . . . . . .1

               Consolidated Statements of Income -
                 Three Months Ended March 31, 1999 and 1998. . . . . . .2

               Consolidated Statements of Comprehensive Income
                 and Changes in Shareholders' Equity -
                 Three Months Ended March 31, 1998 and 1999.. . . . . .3-4

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1999 and 1998  . . . . . .5

               Notes to Consolidated Financial Statements  . . . . . . 6-8


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. .. . . .9-14


      Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risk . . . . . . . . . . . . . . . . . . .14

Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .15

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . .15

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .15

      Item 4.  Submission of Matters to a Vote of Security Holders . . .15

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .15

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .15

                           Part I - Financial Information
Item 1.  Financial Statements

                    INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
               At March 31, 1999, December 31, 1998 and March 31, 1998
                                     (thousands)
                                      March 31,   December 31,    March 31,
                                        1999          1998          1998
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 15,563        18,241        15,370
 Federal funds sold                      2,097           640        14,717
 Interest bearing deposits in bank          15            38            12
                                       -------       -------       -------
   Total cash and cash equivalents      17,675        18,919        30,099

Securities available for sale, at
  market value                         135,402       139,748       101,403
 Securities held to maturity (market
  value-$37,293, $37,459, and $18,643)  36,841        36,832        18,248
                                       -------       -------       -------
   Total securities                    172,243       176,580       119,651

 Loans                                 316,368       305,112       273,613
   Less-allowance for loan losses        2,767         2,641         2,820
                                       -------       -------       -------
   Net loans                           313,601       302,471       270,793
 Loans held for sale                       563         5,634         2,366
 Premises and equipment                 12,236        11,459        10,446
 Earned income receivable                4,109         4,246         3,359
 Other assets                            1,692         1,244           948
                                       -------       -------       -------
       TOTAL ASSETS                   $522,119       520,553       437,662
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 38,171       41,748        38,224
 Savings, NOW, and money market
  deposits                             143,442       137,535       121,146
 Certificates $100,000 and over         45,644        47,705        28,140
 Other time deposits                   148,350       147,232       143,249
                                       -------       -------       -------
   Total deposits                      375,607       374,220       330,759
 Short-term borrowings                  22,569        22,702        31,148
 Long-term debt                         75,539        75,539        30,693
 Other liabilities                       3,291         3,369         3,144
                                       -------       -------       -------
   TOTAL LIABILITIES                   477,006       475,830       395,744
                                       -------       -------       -------


SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued                                     -             -             -
 Common stock-no par value, authorized
  6,000,000 shares; issued 3,818,950
  shares                                 1,000         1,000         1,000
 Surplus                                 7,499         7,368         7,273
 Unearned ESOP shares, at cost            (512)         (511)         (620)
 Retained earnings                      40,253        39,557        36,870
 Accumulated other comprehensive
  income, net of taxes                    (271)          188           455
Treasury shares, at cost, 628,408
  shares at March 31, 1999; 640,799
  at December 31, 1998; 639,701 shares
  at March 31, 1998                     (2,856)       (2,879)       (3,060)
                                       -------       -------       -------

      TOTAL SHAREHOLDERS' EQUITY        45,113        44,723        41,918
                                       -------       -------       -------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $522,119       520,553       437,662
                                       =======       =======       =======

(a) Financial information as of December 31, 1998, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                                    -1-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                     INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                     (thousands)
                                     (unaudited)
                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
                                                       1999           1998
INTEREST INCOME:
 Interest and fees on loans                            $6,551        6,003
 Interest on securities available for sale -
  taxable                                               1,950        1,745
  non-taxable                                             108            -
 Interest on securities held to maturity -
  non-taxable                                             459          197
 Interest on deposits in banks                              3            7
 Interest on federal funds sold                            26          202
                                                        -----        -----
     TOTAL INTEREST INCOME                              9,097        8,154
                                                        -----        -----
INTEREST EXPENSE:
 Interest on savings, NOW and money
  market deposits                                         913          829
 Interest on time certificates $100,000 and over          611          376
 Interest on other deposits                             1,973        2,050
 Interest on short-term borrowings                        258          419
 Interest on long-term debt                             1,025          437
                                                        -----        -----
     TOTAL INTEREST EXPENSE                             4,780        4,111
                                                        -----        -----
     NET INTEREST INCOME                                4,317        4,043
PROVISION FOR LOAN LOSSES                                 350          225
                                                        -----        -----
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                         3,967        3,818
                                                        -----        -----
NON-INTEREST INCOME:
 Trust services                                           271          238
 Service charges on deposits                              345          321
 Other service charges and fees                            87           77
 ATM network fees                                         142          105
 Insurance agency commissions                             206          208
 Other                                                    224          319
                                                        -----        -----
     TOTAL NON-INTEREST INCOME                          1,275        1,268
                                                        -----        -----


NON-INTEREST EXPENSES:
 Salaries                                               1,549        1,411
 Employee benefits                                        259          251
 Equipment                                                488          472
 Occupancy                                                209          192
 State franchise tax                                      157          156
 Marketing                                                 70           72
 Other                                                    867          835
                                                        -----        -----
     TOTAL NON-INTEREST EXPENSE                         3,599        3,389
                                                        -----        -----
     INCOME BEFORE INCOME TAX                           1,643        1,697
     PROVISION FOR INCOME TAX                             407          513
                                                        -----        -----
     NET INCOME                                        $1,236        1,184
                                                        =====        =====


Basic earnings per common share                        $ 0.39         0.38
Diluted earnings per common share                      $ 0.38         0.37

AVERAGE SHARES OUTSTANDING:
  To compute basic earnings
    per common share                                3,163,158    3,146,357
  To compute diluted earnings
    per common share                                3,243,604    3,231,123

                                    -2-

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                                   INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY
                                                      (thousands)
                                                      (unaudited)
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost      Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares       Income          Equity         Income

Balance January 1, 1998 $1,000   7,141     (620)     32,944        515            40,980

Comprehensive
 Income:

   Net income                                         1,184                        1,184         $1,184

   Net unrealized (losses)
    on securities available
    for sale (net of taxes
    of $31)                                                        (60)              (60)           (60)
                                                                                                  -----
Total comprehensive income                                                                       $1,124
                                                                                                  =====
Dividends declared
 ($.125 per share)                                     (383)                        (383)
Stock options exercised            121                   65                          186
ESOP shares earned                  11                                                11
                         -----   -----      ---      ------       ---             ------
Balance March 31, 1998  $1,000   7,273     (620)     33,810       455             41,918
                         =====   =====      ===      ======       ===             ======

                                            -3-

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                                 INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                                                 (thousands)
                                                 (unaudited)


                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost       Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares       Income          Equity          Income

Balance January 1, 1999 $1,000   7,368    (511)      36,678        188             44,723

Comprehensive
 Income:

   Net income                                         1,236                         1,236        $1,236

   Net unrealized (losses)
    on securities available
    for sale (net of taxes
    of $237)                                                      (459)              (459)         (459)
                                                                                                  -----
Total comprehensive income                                                                       $  777
                                                                                                  =====
Dividends declared
 ($.17 per share)                                      (540)                         (540)
Treasury shares purchased                               (43)                          (43)
Stock options exercised            109                   66                           175
ESOP shares earned                  22     (1)                                         21
                         -----   -----    ---        ------        ---             ------
Balance March 31, 1999  $1,000   7,499   (512)       37,397       (271)            45,113
                         =====   =====    ===        ======        ===             ======

                            Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                    INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Three Months Ended
                                                              March 31
                                                       ---------------------
                                                            1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,236    1,184
  Adjustments for non-cash items -
   Depreciation and amortization                              305      294
   Provision for loan losses                                  350      225
   Provision for deferred taxes                               (57)     (93)
   Net discount amortization (accretion)of securities
     held for sale                                            110       13
   Net discount accretion of securities held to maturity       (9)     (36)
   Origination of mortgage loans held for sale               (147)  (2,366)
   Proceeds from sales of mortgage loans held for sale      5,218        -
   Decrease in income receivable                              137      332
   Increase in other assets                                  (163)    (450)
   Increase (decrease) in interest payable                     71     (870)
   Increase in income taxes payable                           300      762
   Increase (decrease)in other accrued expenses              (480)     733
   FHLB stock dividends                                       (88)     (72)
   ESOP shares earned                                          19       17
                                                           ------   ------
        NET CASH FLOW FROM OPERATING ACTIVITIES             6,802     (327)
                                                           ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                 12,620   26,560
 Purchases of securities available for sale                (8,992) (16,019)
 Proceeds from maturities of securities held to
  maturity                                                  1,000    1,840
 Purchases of securities held to maturity                  (1,000)  (8,888)
 Net (increase) decrease in loans                         (11,480)   3,962
 Purchases of premises and equipment                       (1,082)    (186)
                                                           ------   ------
     NET CASH FLOW FROM INVESTING ACTIVITIES               (8,934)   7,269
                                                           ------   ------






CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                   1,387    1,427
 Repayment of capital lease obligation                          -      (23)
 Net increase (decrease) in short-term borrowings            (133)  (1,586)
 Cash dividends paid                                         (411)    (291)
 Proceeds from stock options exercised                         88      109
 Purchase of treasury shares                                  (43)       -
                                                           ------   ------
     NET CASH FLOW FROM FINANCING ACTIVITIES                  888     (364)
                                                           ------   ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               (1,244)   6,578

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           18,919   23,521
                                                           ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 17,675   30,099
                                                           ======   ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $  4,709    4,980
 Income taxes paid (refunded)                                 164     (160)

The accompanying notes to financial statements are an integral part of these statements.

                                    -5-

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements

                   INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES

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

Results of operations and cash flows for the three month period ended
March 31, 1999, are not necessarily indicative of the results to be expected for the full year to end December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998 filed with the Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS
Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income." The new rules establish standards for reporting comprehensive income and its components in financial statements.
Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist solely of unrealized gains and losses on investment securities available for sale. The adoption of SFAS No. 130 did not have an impact on the Company's consolidated financial position or results of operations, but did affect the presentation of the Company's consolidated statement of changes in shareholders' equity and consolidated balance sheet.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires financial and descriptive information about operating segments of a business. The statement also requires companies to report revenues for each major product and service. Adoption of SFAS No. 131 had no effect on the

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements, continued


Company's reported consolidated financial position or net income.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 is effective for all fiscal years beginning after June 15, 1999. Earlier application is encouraged but should not be applied retroactively to financial statements of prior periods. Currently, the Company does not hold any derivatives or conduct hedging activities as defined by the standard. In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. If the Company had adopted SFAS No. 133, the impact would have been limited to transfers, if any, of securities from the held-to-maturity classification to available for sale. The Company is evaluating when to adopt SFAS No. 133 and the desirability of potential investment security reclassifications.

EMPLOYEE STOCK OPTIONS
The Company applies APB No. 25 in accounting for its stock option plans. Had compensation expense for the Company's stock options granted after 1996 been recognized under the methodology prescribed in SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows: (in thousands, except per share data)

                                                      Three Months Ended
                                                           March 31
                                                       1999         1998
                                                      ------------------
        Reported net income                          $1,236        1,184
        Proforma net income                           1,230        1,180
        Reported earnings per share-
         assuming dilution                             0.38         0.37
        Proforma earnings per share-
         assuming dilution                             0.38         0.37

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)


Item 1.  Notes to Consolidated Financial Statements, continued


SEGMENTS
The Company has four principal business units that offer different products and services. They are managed separately for various reasons including differing technologies, marketing strategies, and regulations. Revenues from these business segments for the three months ended March 31 were as follows: (thousands)

                                         1999             1998
                                         ----             ----
           Banking                    $ 9,753            8,871
           Trust services                 271              238
           ATM network                    142              105
           Insurance agencies             206              208
                                       ------            -----
                                      $10,372            9,422
                                       ======            =====

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

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
Net income for the first quarter of 1999 was $1.24 million, an increase of 4.4% from the $1.18 million earned in the first quarter of 1998. Net income per share-basic was $.39 compared to $.38 per share for the first quarter of 1998, an increase of 2.6%. The primary reasons for the increase in earnings were a 6.8% increase in net interest income and a decrease in the Company's effective tax rate to 24.8% during the first quarter of 1999 from 30.2% for the first quarter of 1998. The decreased tax rate is primarily due to an increase of $27.3 million in tax-free municipal bonds in the securities portfolio. This quarter also showed a 55.6% increase in provision for loan losses and 6.2% increase in non-interest expense.

Net interest income was $4.32 million, 6.8% above the first quarter of 1998. Compared to the first quarter of 1998, average interest-earning assets increased $83.6 million (20.5%) to $490.5 million. The volume increase consisted primarily of $39.9 million in loans $56.4 million in securities.
The average tax equivalent yield on interest-earning assets decreased from 8.18% to 7.66%. Average interest-bearing liabilities increased 23.2% to $434.2 million and their cost decreased to 4.46% from 4.73% in the first quarter of 1998. Most of the volume growth in interest-bearing liabilities was $20.3 million in NOW and money market accounts, and $36.8 million in additional borrowing from the Federal Home Loan Bank (FHLB)to fund U.S. Agency mortgage-backed securities purchases. Also, more aggressive bidding to attract certificates of deposit over $100,000 resulted in an increase of $19.7 million in the average balance. As a result, tax equivalent net interest margin decreased from 4.08% in the first quarter of 1998 to 3.71% in 1999.

The provision for loan losses was increased to $350,000 for the first quarter of 1999, compared to $225,000 for the same period in 1998. Net charge-offs for the first quarter of 1999 were .07% of average loans, compared to .06% for the first quarter of the prior year.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):





                         PART I.  FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


                              March 31,       December 31,      March 31,
                                1999             1998             1998
                              --------        -----------       ---------
Loans accounted for on
 non-accrual basis             $1,230             599              532
Accruing loans which are
 past due 90 days or more         191             343              241
Renegotiated loans                  -               -                -
                                -----             ---              ---
     Total                     $1,420             942              773
                                =====             ===              ===

There has been an increase of $631,000 in non-accrual loans from December 31, 1998, primarily in credit line and real estate loans. Credit line non-accrual loans increased $36,000 to a total of $50,000. These loans are collateralized with mortgages and are currently in liquidation. It is estimated the Bank will incur an $18,000 loss as a result of the liquidation. Real estate non-accrual loans increased $602,000 to a total of $716,000. Most of this increase is attributed to one commercial real estate loan in the amount of $562,000. Following notification of foreclosure, the Bank received three monthly payments, and it is anticipated the loan will return to accrual status upon meeting the Bank's policy requirements of consistent payment history.
Of the non-accrual loans, eleven are collateralized with first mortgages and two with second mortgages, one is an 80% guaranteed SBA business loan, and the rest have equipment, crops and other general chattels as collateral. Management believes the value of the related collateral, if necessary to collect the principal outstanding, limits the Bank's exposure on all non-accrual loans to a potential loss of $93,000.

At March 31, 1999, the Bank's allowance for loan losses totaled $2.77 million and was allocated primarily to the consumer segment of the loan portfolio.
A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

                         PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

                                       Three Months Ended
                                            March 31
                                            --------
                                        1999       1998
                                        ----       ----
Balance, beginning of period           $2,641      2,761
Charge-offs:
 Commercial                                 -         59
 Residential real estate                   10          -
 Installment                              284        152
 Credit Card                                -          -
 Other                                      3          3
                                        -----      -----
    Total                                 297        214
                                        -----      -----
Recoveries:
 Commercial                                 1          1
 Residential real estate                    -          1
 Installment                               72         42
 Credit Card                                -          4
 Other                                      -          -
                                        -----      -----
    Total                                  73         48
                                        -----      -----
Net Charge-offs                          (224)      (166)
Provision for loan losses                 350        225
                                        -----      -----
Balance, end of period                 $2,767      2,820
                                        =====      =====


Non-interest income was $1,275,000 for the first quarter of 1999, an increase of 0.5% from the $1,268,000 earned in the first quarter of 1998. Most categories in this section have shown increases. Trust income increased 13.7% and deposit service charges were up 7.2%. ATM network fees were up 35.2%. Loan related insurance and processing fees were down $34,000 (18.6%) due primarily to an experience-related rebate on credit life insurance sales of $74,000 in 1998.

                         PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Non-interest expense increased 6.2% for the quarter over the same period in 1998. Salaries and benefits increased 8.8% for the quarter due mostly to an increase of 31 full-time equivalent employees. The increase was the result of opening new branch offices in Owensville and Waynesville, the addition of 14 employees as a result of the acquisition of two insurance agencies, and additional support staff in various areas of the Bank. Equipment expense increased 3.4% from last year and occupancy expense increased 9.1% for the quarter. Other expense has increased 3.7% from the first quarter of last year.

The Company's effective tax rate decreased to 24.8% during the first quarter of 1999 from 30.2% for the first quarter of 1998, primarily due to an increase of $27.3 million in tax free municipal bonds in the securities portfolio.

Performance ratios for the first quarter of 1999 included a return on assets of .96%, and a return on equity of 11.14%, compared to 1.11% and 11.64%, respectively, for the first quarter of 1998.


FINANCIAL CONDITION
The changes that have occurred in InterCounty's financial condition during 1999 are as follows (in thousands):

                                  March 31   December 31
                                    1999        1998        Amount    Percent
                                  --------   ----------     ------    -------

Total Assets                     $522,119      520,553       1,566         -
Loans                             316,368      305,112      11,256         4
Loans held for sale                   563        5,634      (5,071)      (90)
Securities                        172,243      176,580      (4,337)       (2)
Demand deposits                    38,171       41,748      (3,577)       (9)
Savings, Now, MMDA deposits       143,442      137,535       5,907         4
CD's $100,000 and over             45,644       47,705      (2,061)       (4)
Total deposits                    375,607      374,220       1,387         -


                         PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The loan portfolio grew 3.9% since year end, most of the increase being in small business and real estate loans. The growth was funded through the sale of loans held for sale and a decrease in the securities portfolio. The securities portfolio has decreased because of calls of U.S. Agency callable bonds and prepayments of mortgage-backed securities. Deposit growth has occurred in interest-bearing transaction accounts, with decreases in demand deposits and large certificates of deposit since December 31, 1998. Book value per share was $14.14, compared to $14.07 at December 31, 1998. Equity to assets was 8.64%, compared to 8.59% at the end of last year.

Total assets grew 19.3% from the first quarter of 1998, to a total of $522.1 million. Total loans increased to $316.4 million, an increase of 14.8%. Commercial loan average grew $20.4 million (19.0%), real estate loan average grew $18.3 million (27.6%), and these areas continue to provide the majority of the increase in the portfolio. The securities portfolio average has grown $56.4 million (48.3%) from the first quarter of last year through purchases funded with borrowings from the FHLB and deposit growth. Total deposits increased 13.6% to $375.6 million. Average non-interest bearing deposits increased 5.8% from last year. Average interest-bearing liabilities grew $81.7 million (23.2%), of which $36.8 million was increased FHLB borrowing. Average interest-bearing transaction accounts increased $20.3 million (24.6%), and average large certificates increased $19.7 million (72.3%). Total equity increased 7.6% to $45.1 million at March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawal. InterCounty manages liquidity on both the asset and liability sides of the balance sheet. The loan to total funds ratio at March 31, 1999 was 67%, compared to 70% for the same date in 1998. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 72% of the "available for sale" portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of this portfolio could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. At March 31, 1999, InterCounty had a total risk-based capital ratio of 14.58%, a Tier 1 risk-based capital ratio of 13.74%, and a Tier 1 leverage ratio of 8.69%.

                         PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

YEAR 2000 CONSIDERATIONS
As with all financial institutions, the Bank's operations rely extensively on computer systems. The Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 (Y2K) correctly. A project team of Bank employees has been assembled, with specific goals and target dates, to ensure the Bank carries out its plan for identifying, testing and implementing solutions for Y2K. This is being accomplished through internal evaluation and testing, and verifiable documentation from the vendors of specific software and hardware. Senior management oversees the project and regularly reports to the Board of Directors. The Bank has substantially completed all year 2000 testing at March 31, 1999. Because compliance work is largely being completed by internal staff, the Bank does not expect to incur any significant costs with outside contractors relative to completion of this portion of the project. It is estimated at this time that the Bank will spend approximately $500,000 to $750,000 upgrading hardware and software to be Y2K compliant, most of which has been accomplished. These costs will be amortized over the expected life of each item, usually three to five years. Most of this hardware and software would have been upgraded anyway within the next two years, and therefore the year 2000 only advanced the timing of these expenditures. These projections are only estimates and may differ materially from the actual results through the end of 1999.

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

Management has drafted contingency plans to identify alternatives if mission critical applications do not meet the Bank's readiness plan, and to develop a course of action to assure business continuity in the event there are system failures on critical dates. Contingency plans include consideration of critical service providers as determined appropriate based on their responses to the Bank's year 2000 readiness inquires.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 1998, there have been no material changes in the Company's market risks, which for the Company is primarily interest rate risk.

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

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not
         Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits


         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three Months Ended
                                       March 31, 1999 and 1998

           27                          Financial Data Schedule for
                                       the Three Months Ended
                                       March 31, 1999.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. The Company was not required to file Form 8-K during the quarter ended March 31, 1999.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant


Date:      May 12, 1999              /s/Charles L. Dehner
                                     --------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer