Form 10-Q
period 1999-06-30
INTERCOUNTY BANCSHARES INC
filed 1999-08-13
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 1999

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of August 1, 1999, was 3,144,344 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             June 30, 1999, December 31, 1998
             and June 30, 1998 . . . . . . . . . . . . . . . . . . . . 1

            Consolidated Statements of Income -
             Three and six Months Ended June 30, 1999
             and 1998. . . . . . . . . . . . . . . . . . . . . . . . . 2

            Consolidated Statements of Comprehensive Income
             and Changes in Shareholders' Equity -
             Six Months Ended June 30, 1998 and 1999 . . . . . . . . .3-4

            Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1999 and 1998  . . . . . . . . .5

            Notes to Consolidated Financial Statements . . . . . . . .6-8


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . .9-15


      Item 3.  Quantitative and Qualitative Disclosures
                about Market Risks. . . . . . . . . . . . . . . . . . .15


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . 16

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . 16

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . 16

      Item 4.  Submission of Matters to a Vote of Security Holders . . 16

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . 16

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 16

                           Part I - Financial Information
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                             CONSOLIDATED BALANCE SHEETS
               At June 30, 1999, December 31, 1998 and June 30, 1998
                                     (thousands)
                                      June 30,    December 31,    June 30,
                                        1999          1998          1998
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 17,317      $ 18,241      $ 17,024
 Federal funds sold                         82           640         3,235
 Interest bearing deposits in bank          58            38         1,480
                                       -------       -------       -------
   Total cash and cash equivalents      17,457        18,919        21,739

Securities available for sale, at
  market value                         121,554       139,748       144,595
 Securities held to maturity (market
  value-$37,717, $37,459, and $22,559)  38,851        36,832        22,198
                                       -------       -------       -------
   Total securities                    160,405       176,580       166,793

 Loans                                 331,830       305,112       281,084
   Less-allowance for loan losses        2,806         2,641         2,666
                                       -------       -------       -------
   Net loans                           329,024       302,471       278,418
 Loans held for sale                     1,286         5,634         2,332
 Premises and equipment                 12,182        11,459        10,359
 Earned income receivable                4,049         4,246         3,826
 Other assets                            2,320         1,244         1,010
                                       -------       -------       -------
       TOTAL ASSETS                   $526,723      $520,553      $484,477
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 41,349      $ 41,748      $ 38,788
 Savings, NOW, and money market
  deposits                             141,792       137,535       123,241
 Certificates $100,000 and over         40,263        47,705        38,066
 Other time deposits                   145,810       147,232       143,978
                                       -------       -------       -------
   Total deposits                      369,214       374,220       344,073
 Short-term borrowings                  35,737        22,702        93,891
 Long-term debt                         75,539        75,539           670
 Other liabilities                       3,356         3,369         2,970
                                       -------       -------       -------
   TOTAL LIABILITIES                   483,846       475,830       441,604
                                       -------       -------       -------
SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value, authorized
  6,000,000 shares; issued 3,818,950
  shares                                1,000          1,000         1,000
 Surplus                                7,520          7,368         7,285
 Unearned ESOP shares, at cost           (512)          (511)         (620)
 Retained earnings                     41,167         39,557        37,856
 Accumulated other comprehensive
  income, net of taxes                 (2,126)          188            412
 Treasury shares, at cost, 674,606
  shares at June 30, 1999; 640,799
  at December 31, 1998; 639,701 shares
  at June 30, 1998                      (4,172)       (2,879)       (3,060)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           42,877        44,723        42,873
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $526,723      $520,553      $484,477
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

                                    -1-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                     (thousands, except shares and per share data)
                                     (unaudited)
                                      Three Months Ended   Six Months Ended
                                            June 30            June 30
                                      ------------------   ----------------
                                      1999        1998      1999       1998
INTEREST INCOME:
 Interest and fees on loans          $6,754     $6,127    $13,305    $12,130
 Interest on securities
  available for sale:
  Taxable                             1,895      1,972      3,845      3,718
  Non-taxable                           112         80        220         80
 Interest on securities held
  to maturity - non-taxable             484        311        942        507
 Interest on deposits in banks            2         10          4         18
 Interest on federal funds sold           9        185         34        386
                                      -----      -----     ------     ------
     TOTAL INTEREST INCOME            9,256      8,685     18,350     16,839
                                      -----      -----     ------     ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                 929        866      1,842      1,696
 Interest on time certificates
  $100,000 and over                     565        500      1,175        876
 Interest on other deposits           1,900      1,991      3,872      4,041
 Interest on short-term borrowings      312          4        570        422
 Interest on long-term debt           1,038      1,167      2,062      1,604
                                      -----      -----     ------     ------
     TOTAL INTEREST EXPENSE           4,744      4,528      9,521      8,639
                                      -----      -----     ------     ------
     NET INTEREST INCOME              4,512      4,157      8,829      8,200
PROVISION FOR LOAN LOSSES               350        225        700        450
                                      -----      -----     ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       4,162      3,932      8,129      7,750
                                      -----      -----     ------     ------
NON-INTEREST INCOME:
 Trust services                         292        270        563        508
 Service charges on deposits            373        342        718        663
 Other service charges and fees          95         78        182        155
 ATM network fees                       177        141        319        247
 Insurance agency commissions           251        208        458        416
 Securities gains                        21          -         21          -
 Other                                  260        265        483        583
                                      -----      -----     ------     ------
     TOTAL NON-INTEREST INCOME        1,469      1,304      2,744      2,572
                                      -----      -----     ------     ------
NON-INTEREST EXPENSES:
 Salaries                             1,583      1,423      3,132      2,834
 Employee benefits                      263        234        523        485
 Equipment                              526        475      1,013        947
 Occupancy                              208        194        417        385
 State franchise tax                    105        153        261        309
 Marketing                               72         83        141        154
 Other                                  943        806      1,811      1,645
                                      -----      -----     ------     ------
     TOTAL NON-INTEREST EXPENSE       3,700      3,368      7,298      6,759
                                      -----      -----     ------     ------


     INCOME BEFORE INCOME TAX         1,931      1,868      3,575      3,563
     PROVISION FOR INCOME TAX           485        494        893      1,006
                                      -----      -----     ------     ------
     NET INCOME                      $1,446     $1,374    $ 2,682    $ 2,557
                                      =====      =====     ======     ======


Basic earnings per common share     $  0.46     $ 0.43    $  0.85    $  0.81
Diluted earnings per common share      0.45       0.42       0.83       0.79
Dividends declared per common share    0.17       0.125      0.34       0.25

AVERAGE SHARES OUTSTANDING:
 To compute basic earnings
  per common share                3,164,687  3,158,817  3,163,925  3,152,619
 To computed diluted earnings
  per common share                3,241,716  3,241,601  3,241,413  3,234,421


The accompanying notes to financial statements are an integral part of these statements.

                                    -2-

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                         INTERCOUNTY BANCSHARES, INC. and THE NATIONAL BANK & TRUST COMPANY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY
                                           (thousands, except per share data)
                                                      (unaudited)
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost      Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares       Income          Equity         Income

Balance January 1, 1998 $1,000   7,141     (620)     32,944        515            40,980

Comprehensive
 Income:

   Net income                                         2,557                        2,557         $2,557

   Net unrealized (losses)
    on securities available
    for sale (net of taxes
    of $53)                                                       (103)             (103)          (103)
                                                                                                  -----
Total comprehensive income                                                                       $2,454
                                                                                                  =====
Dividends declared
 ($.25 per share)                                      (770)                        (770)
Stock options exercised            121                   65                          186
ESOP shares earned                  23                                                23
                         -----   -----      ---      ------       ---             ------
Balance June 30, 1998   $1,000   7,285     (620)     34,796       412             42,873
                         =====   =====      ===      ======       ===             ======

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                 INTERCOUNTY BANCSHARES, INC. and THE NATIONAL BANK & TRUST COMPANY
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                                  (thousands, except per share data)
                                                 (unaudited)
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost       Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares       Income          Equity          Income
Balance January 1, 1999 $1,000   7,368    (511)      36,678        188             44,723

Comprehensive
 Income:

   Net income                                         2,682                         2,682        $2,682

   Net unrealized (losses)
    on securities available
    for sale (net of taxes
    of $237)                                                    (2,300)            (2,300)       (2,300)
   Reclassification adjustment
    for net realized gain on
    sale of available-for-sale
    securities included in net
    income (net of taxes of $7)                                    (14)               (14)          (14)
                                                                                                  -----
Total comprehensive income                                                                       $  368
                                                                                                  =====
Dividends declared
 ($.34 per share)                                    (1,071)                       (1,071)
Treasury shares purchased                            (1,360)                       (1,360)
Stock options exercised            109                   66                           175
ESOP shares earned                  43     (1)                                         42
                         -----   -----    ---        ------      -----             ------
Balance June 30, 1999   $1,000   7,520   (512)       36,995     (2,126)            42,877
                         =====   =====    ===        ======      =====             ======

                                            -4-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Six Months Ended
                                                              June 30
                                                        ------------------
                                                            1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  2,682   $ 2,535
  Adjustments for non-cash items -
   Depreciation and amortization                              618       613
   Provision for loan losses                                  700       450
   Net realized gains on securities available for sale        (21)        -
   Net premium amortization of securities
    available for sale                                        198        49
   Net discount accretion of securities held to maturity       (1)      (78)
   Origination of mortgage loans held for sale             (1,910)   (3,721)
   Proceeds from sales of mortgage loans held for sale      6,258     1,388
   Increase in income receivable                              197      (135)
   Increase in other assets                                   164      (505)
   Increase (decrease) in interest payable                     63       183
   Increase (decrease) in income taxes payable                143       384
   Increase (decrease) in other accrued expenses             (300)     (183)
   FHLB stock dividends                                      (176)     (146)
   ESOP shares earned                                          40        23
                                                           ------     -----
        NET CASH PROVIDED BY OPERATING ACTIVITIES           8,655       857
                                                           ------     -----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                 20,322    35,511
 Proceeds from sales of securities available for sale       6,357         -
 Purchases of securities available for sale               (11,992)  (68,190)
 Proceeds from maturities of securities held to
  maturity                                                  1,000     2,340
 Purchases of securites held to maturity                   (3,018)  (13,296)
 Net increase in loans                                    (27,253)   (3,872)
 Purchases of premises and equipment                       (1,341)     (435)
                                                           ------    ------
     NET CASH USED IN INVESTING ACTIVITIES                (15,925)  (47,942)
                                                          ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  (5,006)   14,741
 Repayment of capital lease obligation                          -       (46)
 Net increase in short-term borrowings                     13,035    31,157
 Cash dividends paid                                         (950)     (677)
 Proceeds from stock options exercised                         88       109
 Purchase of treasury shares                               (1,359)        -
                                                           ------     ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              5,808    45,284
                                                           ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               (1,462)   (1,801)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           18,919    23,501
                                                           ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 17,457   $21,700
                                                           ======    ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $  9,458  $ 8,454
 Income taxes paid                                            807      707

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

Results of operations for the three and six month periods ended June 30, 1999, and cash flows for the six month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year to end December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998 filed with the Commission.

Certain amounts in prior periods have been reclassified to conform to the current presentation.


RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 is effective for all fiscal years beginning after June 15, 1999. Earlier

                       PART I.  FINANCIAL INFORMATION
                                  (Continued)


Item 1.  Notes to Consolidated Financial Statements (Continued)

application is encouraged but should not be applied retroactively to financial statements of prior periods. Currently, the Company does not hold any derivatives or conduct hedging activities as defined by the standard.
In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. If the Company had adopted SFAS No. 133, the impact would have been limited to transfers, if any, of securities from the held-to-maturity classification to available for sale. The Company is evaluating when to adopt SFAS No. 133 and the desirability of potential investment security reclassifications.


EMPLOYEE STOCK OPTIONS
The Company applies APB No. 25 in accounting for its stock option plans. Had compensation expense for the Company's stock options granted after 1996 been recognized under the methodology prescribed in SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows: (in thousands, expect per share data)

                                   Three Months Ended   Six Months Ended
                                        June 30             June 30
                                    1999      1998       1999      1998
                                   ------------------ ------------------
   Reported net income             $1,466    $1,374     $2,682    $2,557
   Proforma net income              1,440     1,370      2,671     2,549
   Reported earnings per share-
    assuming dilution                 .45       .42        .83       .79
   Proforma earnings per share-
    assuming dilution                 .44       .42        .82       .79


SEGMENTS
The Company has four principal business units that offer different products and services. They are managed separately for various reasons including differing technologies, marketing strategies, and regulations. Revenues from these business segments were as follows: (thousands)

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements (Continued)

                                    Three Months Ended      Six Months Ended
                                         June 30                June 30
                                      1999      1998        1999       1998
                                    ------------------     -----------------
          Banking                   $ 9,984    $9,370      $19,733   $18,240
          Trust services                292       270          563       508
          ATM network                   177       141          319       247
          Insurance agencies            251       208          458       416
                                     ------     -----       ------    ------
                                    $10,704    $9,989      $21,073   $19,411
                                     ======     =====       ======    ======

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

RESULTS OF OPERATION
Net income for the second quarter of 1999 was $1.45 million, an increase of 5.2% from the $1.37 million earned in the second quarter of 1998. Net income per share-basic was $.46 compared to $.43 per share, an increase of 7.0%. The primary reasons for the increase in earnings were an 8.5% increase in net interest income and a decrease in the Company's effective tax rate to 25.1% during the second quarter of 1999 from 26.4% for the second quarter of 1998, primarily due to an increase of $15.0 million in tax-free municipal bonds in the securities portfolio. This quarter also showed a 55.6% increase in provision for loan losses, an 11.0% increase in non-interest income, and a 9.8% increase in non-interest expense.

Net income for the first six months of 1999 was $2.68 million, an increase of 4.8% from the $2.56 million earned in the first six months of 1998. Net income per share-basic also increased 4.8% to $.85 from $.81.

Net interest income for the second quarter of 1999 was $4.51 million, 8.5% above the second quarter of 1998. Average interest-earning assets increased $53.7 million (12.2%) to $495.5 million. The volume increase consisted primarily of $45.4 million in loans and $21.7 million in securities. Loan growth was concentrated in small business loans, up 17.6%, and 1-4 family residential real estate loans, up 29.7%. The average tax equivalent (TE) yield on interest-earning assets decreased from 8.00% to 7.65%. Average interest-bearing liabilities increased 13.3% to $436.9 million and their cost decreased to 4.35% from 4.71% in the second quarter of 1998. Most of the volume growth in interest-bearing liabilities was in NOW and money market accounts, $19.2 million, and additional short-term borrowing, $10.0 million, to fund daily liquidity needs. Also, more aggressive bidding on certificates over $100,000 resulted in an increase of $7.6 million in the average balance. As a result, TE net interest margin decreased from 3.89% in the second quarter of 1998 to 3.81% in 1999.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net interest income for the first six months of 1999 increased 7.6% from the same period last year. Average interest-earning assets increased 16.2% from last year, and the TE yield on these decreased from 8.09% to 7.66%. Interest-bearing liabilities increased 18.0%, while the cost decreased from 4.72% to 4.41%. TE net interest margin has averaged 3.76% in 1999 versus 3.98% in 1998.

The provision for loan losses was increased to $350,000 for the second quarter of 1999, compared to $225,000 for the same period in 1998. Net charge-offs for the second quarter of 1999 were .10% of average loans, compared to .14% for the prior year. The increase in the provision is the result of the Bank's continued loan growth.

The allowance is an amount that management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. This evaluation is based on prior loan loss experience and such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):

                                       June 30     December 31     June 30
                                         1999         1998           1998
                                       -------     -----------     -------
Loans accounted for on
 non-accrual basis                       $576          $599          $685
Accruing loans which are
 past due 90 days or more                  93           343           104
Renegotiated loans                          -             -             -
                                          ---           ---           ---
     Total                               $669          $942          $789
                                          ===           ===           ===

Non-accrual loans have decreased by $23,000 from December 31, 1998. The improvement is more noteworthy as it relates to the $1.2 million reported for the period ended March 31, 1999. The improvement is related to a $562,000 commercial real estate loan that returned to accrual status. The reclassification followed a series of large payments that met the Bank's

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

policy requirement of consistent payment history. In addition to this loan, the Bank recorded a $100,000 agricultural loan loss in the second quarter resulting in a decrease in the commercial loan non-accruals.

Overall, non-accrual loans at June 30, 1999 consists of perfected liens on seven vehicle titles written down to estimated market value; five real estate loans collateralized with first mortgages, two with second mortgages, one 80% guaranteed SBA business loan, and the rest with equipment, crops and other general chattels as collateral. Management believes the value of the related collateral, if necessary to collect the principal outstanding, limits the Bank's exposure on all non-accrual loans to a potential loss of $72,000.

At June 30, 1999, the Bank's allowance for loan losses totaled $2.81 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

                                   Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                     1999        1998         1999      1998
                                    ----        ----         ----      ----
Balance, beginning of period        $2,767      $2,820      $2,641    $2,761
Charge-offs:
 Commercial                            136         231         136       290
 Residential real estate                 -           -          10         -
 Installment                           230         188         514       340
 Credit Card                             -           -           -         -
 Other                                   2           2           5         5
                                     -----       -----       -----     -----
     Total                             368         421         665       635
                                     -----       -----       -----     -----
Recoveries:
 Commercial                              7           1           8         2
 Residential real estate                10           -          10         -
 Installment                            38          38         110        80
 Credit Card                             1           3           1         7
 Other                                   1           -           1         1
                                     -----       -----       -----     -----
     Total                              57          42         130        90
                                     -----       -----       -----     -----
Net Charge-offs                       (311)       (379)       (535)     (545)
Provision for loan losses              350         225         700       450
                                     -----       -----       -----     -----
Balance, end of period              $2,806      $2,666      $2,806    $2,666
                                     =====       =====       =====     =====

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Non-interest income was $1,469,000 for the second quarter 1999, an increase of 12.5% from the $1,304,000 earned in the second quarter of 1998. Most categories in this section have shown increases. Trust income increased 8.2% and deposit service charges were up 9.2%. ATM network fees were up 24.8% and insurance agency commissions increased 20.7%. Loan related insurance and processing fees were up $81,000 due primarily to an experience-related rebate on credit life insurance sales of $60,000. For the first half of 1999 non-interest income is up 6.7% from the same period in 1998.

Non-interest expense increased 9.8% for the quarter over the same period in 1998. Salaries and benefits increased 11.4% for the quarter due mostly to an increase of fifteen full-time equivalent employees. The increase was the result of opening new branch offices in Owensville and Waynesville, and additional support staff in various areas of the Bank. Equipment expense increased 10.6% from last year and occupancy expense increased 7.3% for the quarter. State franchise tax has decreased 31.6% due to adjustments in the Bank's capital recorded in December 1998. Other expense has increased 16.8% from the second quarter of last year which includes increases in loan processing costs and telephone expenses related to improving the Bank's internal communications network. For the first six months of the year total non-interest expense was up 8.0% from the same period last year.

The Company's effective tax rate decreased to 25.1% during the second quarter of 1999 from 26.4% for the second quarter of 1998, primarily due to an increase of $19.5 million in tax free municipal bonds in the securities portfolio.

Performance ratios for the second quarter of 1999 included a return on assets of 1.10%, and a return on equity of 12.84%, compared to 1.18% return on assets and 13.05% return on equity for the second quarter of 1998. Performance ratios for the first half of 1999 included a return on assets of 1.04%, and a return on equity of 12.02%, compared to 1.20% return on assets and 12.68% return on equity for the first half of 1998.


FINANCIAL CONDITION
The changes that have occurred in InterCounty's financial condition during 1999 are as follows (in thousands):





                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                            June 30    December 31
                              1999        1998         Amount    Percent
                            -------    -----------     ------    -------
Total assets               $526,723    $520,553       $  6,170        1
Loans                       331,830     305,112         26,718        9
Loans held for sale           1,286       5,634         (4,348)     (77)
Securities                  160,405     176,580        (16,175)      (9)
Savings, NOW, MMDA
 deposits                   141,792     137,535          4,257        3
CD's $100,000 and over       40,263      47,705         (7,442)     (16)
Total deposits              369,214     374,220         (5,006)      (1)

The loan portfolio grew 8.8% since year end, most of the increase being in small business and real estate loans. The growth was funded through the sale of loans held for sale and a decrease in the securities portfolio. The securities portfolio has decreased because of sales of securities, calls of U.S. Agency callable bonds and prepayments of mortgage-backed securities. Deposit growth has occurred in interest-bearing transaction accounts, with decreases in large certificates of deposit. Book value per share was $13.64 compared to $14.07 at December 31, 1998. Equity to assets was 8.14% compared to 8.59% at the end of last year.

Average total assets grew 12.4% from the second quarter 1998, to $525.5 million. Average total loans increased to $325.2 million, an increase of 16.2%. Commercial loan average grew $20.2 million (17.6%), real estate loan average grew $19.7 million (29.7%), and these areas continue to provide the majority of increase in the portfolio. The securities portfolio average has grown $21.7 million (14.7%) from the second quarter of last year through purchases funded with borrowing from the FHLB and deposit growth. Average total deposits increased 10.7% to $374.2 million. Average non-interest bearing deposits increased 8.4% from last year. Average interest-bearing liabilities grew $51.4 million (13.3%), of which $8.6 million was increased FHLB borrowing. Average interest-bearing transaction accounts increased $19.2 million (22.1%), and average large certificates increased $7.6 million (21.2%). Average total equity increased 6.9% to $45.2 million for the second quarter of 1999.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. InterCounty manages liquidity on both the asset and liability side of the balance sheet. The loan to total funds ratio at June 30, 1999 was 69%, compared to 65% for the same date in 1998. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 90% of the
 "available for sale" portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of this portfolio could be sold if necessary for liquidity purposes. Also a stable deposit base, consisting of 89% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements. Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 1999, InterCounty had a total risk-based capital ratio of 14.08%, a Tier 1 risk-based capital ratio of 13.25%, and a Tier 1 leverage ratio of 8.54%.

YEAR 2000 CONSIDERATIONS
As with all financial institutions, the Bank's operations rely extensively on computer systems. The Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 (Y2K) correctly. A project team of Bank employees has been assembled, with specific goals and target dates, to ensure the Bank has and carries out an effective plan for identifying, testing and implementing solutions for Y2K. This is being accomplished either through internal evaluation and testing, or verifiable documentation from the vendors of specific software and hardware. Senior management oversees the project and regularly reports to the Board of Directors. The Bank is substantially completed with all year 2000 testing at June 30, 1999. Because compliance work is largely being completed by internal staff, the Bank does not expect to incur any significant costs with outside contractors relative to completion of this portion of the project. It is estimated at this time that the Bank will spend approximately $500,000 to $750,000 upgrading hardware and software to be Y2K compliant. These costs will be amortized over the expected life of each item, usually three to five years. Most of this hardware and software would have been upgraded anyway within the next two years, and therefore the year 2000 advanced the timing of these expenditures. These projections are only estimates and may differ materially from the actual results through the end of 1999.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to the issue, and higher funding costs may come about if consumers react to publicity about the issue by withdrawing deposits. The Bank has identified individually significant customers covering both funds providers and funds takers, to assess the Y2K financial risk originating from them. The Bank also could be impacted if third parties it deals with in conducting its business, such as governmental agencies, clearing houses, telephone companies, utilities companies, and other service providers, fail to properly address this issue. Management's contingency plan was completed May 1999. The plan identifies four mission critical functions and, should any of these functions fail, the plan develops an alternative course of action to assure business continuity in the event there are system failures on critical dates. This plan has been tested internally and reviewed by the Bank's independent outside auditors.



Item 3.  Quantitative and Qualitative Disclosures about Market Risks


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

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 20, 1999, the Annual Meeting of the shareholders of the Company was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 2001 by the votes indicated:

                                         FOR            WITHHELD
     S. Craig Beam                    2,443,121           7,658
     James W. Foland                  2,443,121           7,658
     Darleen M. Myers                 2,443,121           7,658
     Robert A. Raizk                  2,443,121           7,658

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three and Six Months
                                       Ended June 30, 1999 and 1998

           27                          Financial Data Schedule for
                                       the Six Months Ended
                                       June 30, 1999.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. The Company was not required to file Form 8-K during the quarter ended June 30, 1999.
                                     -16-

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

                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant

Date: August 13, 1999                /s/ Charles L. Dehner
                                     -----------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer