Form 10-Q
period 1999-09-30
INTERCOUNTY BANCSHARES INC
filed 1999-11-12
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended September 30, 1999

                       Commission file number  0-23134

                          INTERCOUNTY BANCSHARES, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                  31-1004998
 -------------------------------          -------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           Number)


           48 North South Street, Wilmington, Ohio          45177
           ---------------------------------------          -----
           (Address of principal executive offices)      (Zip Code)

                               (937) 382-1441
                 --------------------------------------------------
                (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of November 1, 1999, was 3,175,644 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             September 30, 1999, December 31, 1998
             and September 30, 1998 . . . . . . . . . . . . . . . . . . . . 1

            Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 1999
             and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . .2

            Consolidated Statements of Comprehensive Income
             and Changes in Shareholders' Equity -
             Nine Months Ended September 30, 1999 and 1998 . . . . . . . .3-4

            Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1999 and 1998  . . . . . . . . 5

            Notes to Consolidated Financial Statements . . . . . . . . . .6-8


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . . . 9-15


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

      Item 4.  Submission of Matters to a Vote of Security Holders . . . . 16

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 16

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 16

                           Part I - Financial Information
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                             CONSOLIDATED BALANCE SHEETS
               At September 30, 1999, December 31, 1998 and September 30, 1998
                                     (thousands)
                                  September 30,  December 31,  September 30,
                                     1999           1998            1998
                                  (unaudited)       (a)         (unaudited)
ASSETS:
 Cash and due from banks              $ 21,071      $ 18,241      $ 14,474
 Federal funds sold                        620           640           412
 Interest bearing deposits in bank          14            38            27
                                       -------       -------       -------
   Total cash and cash equivalents      21,705        18,919        14,913

Securities available for sale, at
  market value                         107,544       139,748       145,298
 Securities held to maturity (market
  value-$39,631, $37,459, and $32,718)  42,103        36,832        32,265
                                       -------       -------       -------
   Total securities                    149,647       176,580       177,563

 Loans                                 339,980       305,112       295,016
   Less-allowance for loan losses        3,071         2,641         2,564
                                       -------       -------       -------
   Net loans                           336,909       302,471       292,452

 Loans held for sale                     1,445         5,634         3,983
 Premises and equipment                 12,028        11,459        10,507
 Earned income receivable                4,070         4,246         4,362
 Other assets                            2,396         1,244           830
                                       -------       -------       -------
       TOTAL ASSETS                   $528,200      $520,553      $504,610
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 42,829      $ 41,748      $ 38,739
 Savings, NOW, and money market
  deposits                             151,284       137,535       127,089
 Certificates $100,000 and over         40,851        47,705        49,007
 Other time deposits                   148,561       147,232       146,151
                                       -------       -------       -------
   Total deposits                      383,525       374,220       360,986

 Short-term borrowings                  22,236        22,702        29,219
 Long-term debt                         75,539        75,539        66,647
 Other liabilities                       3,143         3,369         3,601
                                       -------       -------       -------
   TOTAL LIABILITIES                   484,443       475,830       460,453

SHAREHOLDERS' EQUITY:
 Preferred stock-no par value,
  authorized 100,000 shares; none
  issued
 Common stock-no par value, authorized
  6,000,000 shares; issued 3,818,950
  shares                                 1,000         1,000         1,000
 Surplus                                 7,720         7,368         7,300
 Unearned ESOP shares, at cost            (512)         (511)         (619)
 Retained earnings                      42,012        39,557        38,472
 Accumulated other comprehensive
  income, net of taxes                  (2,484)          188           910
 Treasury shares, at cost, 643,306
  shares at September 30, 1999; 640,799
  at December 31, 1998; 646,919 shares
  at September 30, 1998                 (3,979)       (2,879)       (2,906)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           43,757        44,723        44,157
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $528,200      $520,553      $504,610
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

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                     (thousands, except shares and per share data)
                                     (unaudited)
                                     Three Months Ended    Nine Months Ended
                                         September 30         September 30
                                     ------------------    -----------------
                                     1999        1998      1999       1998
INTEREST INCOME:
 Interest and fees on loans          $7,059     $6,336    $20,364    $18,466
 Interest on securities
  available for sale:
  Taxable                             1,748      2,197      5,593      5,915
  Non-taxable                           108        125        328        205
 Interest on securities held
  to maturity - non-taxable             485        381      1,427        888
 Interest on deposits in banks            5          3         10         21
 Interest on federal funds sold          25         79         58        465
                                      -----      -----     ------     ------
     TOTAL INTEREST INCOME            9,430      9,121     27,780     25,960
                                      -----      -----     ------     ------

INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                 949        915      2,791      2,611
 Interest on time certificates
  $100,000 and over                     550        649      1,725      1,525
 Interest on other deposits           1,879      2,027      5,751      6,068
 Interest on short-term borrowings      321        258        891        680
 Interest on long-term debt           1,048      1,054      3,110      2,656
                                      -----      -----     ------     ------
     TOTAL INTEREST EXPENSE           4,747      4,903     14,268     13,540
                                      -----      -----     ------     ------
     NET INTEREST INCOME              4,683      4,218     13,512     12,420
PROVISION FOR LOAN LOSSES               350        225      1,050        675
                                      -----      -----     ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       4,333      3,993     12,462     11,745
                                      -----      -----     ------     ------

NON-INTEREST INCOME:
 Trust services                         314        298        876        806
 Service charges on deposits            389        348      1,107      1,011
 Other service charges and fees         101         95        283        250
 ATM network fees                       201        167        520        414
 Insurance agency commissions           244        209        701        625
 Securities (losses), net              (390)         -       (368)         -
 Other                                  186        217        670        800
                                      -----      -----     ------     ------
     TOTAL NON-INTEREST INCOME        1,045      1,334      3,789      3,906
                                      -----      -----     ------     ------
NON-INTEREST EXPENSES:
 Salaries                             1,638      1,472      4,770      4,306
 Employee benefits                      279        226        801        711
 Equipment                              512        501      1,525      1,448
 Occupancy                              206        201        623        586
 State franchise tax                    130        153        391        462
 Marketing                              101         66        242        220
 Other                                  907        867      2,720      2,512
                                      -----      -----     ------     ------
     TOTAL NON-INTEREST EXPENSE       3,773      3,486     11,072     10,245
                                      -----      -----     ------     ------

     INCOME BEFORE INCOME TAX         1,605      1,841      5,179      5,406
     PROVISION FOR INCOME TAX           225        518      1,117      1,524
                                      -----      -----     ------     ------
     NET INCOME                      $1,380     $1,323    $ 4,062    $ 3,882
                                      =====      =====     ======     ======

Basic earnings per common share      $ 0.44     $ 0.42    $ 1.29     $1.23
Diluted earnings per common share      0.43       0.41      1.26      1.20
Dividends declared per common share    0.17       0.125     0.51      0.375

AVERAGE SHARES OUTSTANDING:
 To compute basic earnings
  per common share                3,136,419   3,153,571  3,154,657  3,152,933
 To computed diluted earnings
  per common share                3,206,239   3,237,533  3,228,350  3,234,981


The accompanying notes to financial statements are an integral part of these statements.

                                    -2-

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                         INTERCOUNTY BANCSHARES, INC. and THE NATIONAL BANK & TRUST COMPANY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY
                                           (thousands, except per share data)
                                                      (unaudited)
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost      Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares       Income          Equity         Income
Balance January 1, 1998 $1,000   7,141    (620)      32,944        515             40,980

Comprehensive
 Income:

   Net income                                         3,879                         3,879       $3,879

   Net unrealized gains
    on securities available
    for sale (net of taxes
    of $203)                                                       395                395          395
                                                                                                 -----
Total comprehensive income                                                                      $4,274
                                                                                                 =====
Dividends declared
 ($.375 per share)                                   (1,155)                       (1,155)
Treasury shares purchased                              (173)                         (173)
Stock options exercised            123                   71                           194
ESOP shares earned                  36       1                                         37
                         -----   -----    ----       ------      -----             ------
Balance
 September 30, 1998     $1,000   7,300   (619)       35,566        910            $44,157
                         =====   =====    ===        ======      =====             ======

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                 INTERCOUNTY BANCSHARES, INC. and THE NATIONAL BANK & TRUST COMPANY
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                                  (thousands, except per share data)
                                                 (unaudited)
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost       Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares       Income          Equity          Income
Balance January 1, 1999 $1,000   7,368    (511)      36,678        188             44,723

Comprehensive
 Income:

   Net income                                         4,062                         4,062         $4,062

   Net unrealized (losses)
    on securities available
    for sale (net of taxes
    of $1,502)                                                  (2,915)            (2,915)        (2,915)
   Reclassification adjustment
    for net realized loss on
    sale of available-for-sale
    securities included in net
    income (net of taxes of $125)                                  243                243           243
                                                                                                  -----
Total comprehensive income                                                                       $1,390
                                                                                                  =====
Dividends declared
 ($0.51 per share)                                   (1,607)                       (1,607)
Treasury shares purchased                            (1,359)                       (1,359)
Stock options exercised            288                  259                           547
ESOP shares earned                  64     (1)                                         63
                         -----   -----    ----       ------      -----             ------
Balance
 September 30, 1999     $1,000   7,720   (512)       38,033     (2,484)           $43,757
                         =====   =====    ===        ======      =====             ======

                                            -4-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                          INTERCOUNTY BANCSHARES, INC. and
                          THE NATIONAL BANK & TRUST COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                        Nine Months Ended
                                                           September 30
                                                        ------------------
                                                          1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 4,062    $ 3,882
  Adjustments for non-cash items -
   Depreciation and amortization                             943        924
   Provision for loan losses                               1,050        675
   Net realized losses on securities available for sale      368          -
   Net premium amortization of securities
    available for sale                                       252         90
   Net discount (accretion) amortization of
    securities held to maturity                                7       (109)
   Origination of mortgage loans held for sale            (2,471)    (7,123)
   Proceeds from sales of mortgage loans held for sale     6,660      3,527
   (Increase) decrease in income receivable                  176       (671)
   (Increase) decrease in other assets                       273       (308)
   Increase in interest payable                              164        416
   Increase (decrease) in income taxes payable              (151)       435
   Decrease in other accrued expenses                       (132)      (105)
   FHLB stock dividends                                     (276)      (221)
   ESOP shares earned                                         63         37
                                                          ------     ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES         10,988      1,449
                                                          ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                23,603     51,723
 Proceeds from sales of securities available for sale     23,040          -
 Purchases of securities available for sale              (18,832)   (84,316)
 Proceeds from maturities of securities held to
  maturity                                                 1,000      3,890
 Purchases of securities held to maturity                 (6,278)   (24,882)
 Net increase in loans                                   (35,488)   (18,564)
 Purchases of premises and equipment                      (1,512)      (871)
                                                          ------     ------
     NET CASH USED IN INVESTING ACTIVITIES               (14,467)   (73,020)
                                                          ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  9,305     31,654
 Repayment of capital lease obligation                         -        (69)
 Net (decrease) in short-term borrowings                    (466)    (3,515)
 Cash dividends paid                                      (1,480)    (1,071)
 Advances of long-term debt                                    -     36,000
 Proceeds from stock options exercised                       265        118
 Purchase of treasury shares                              (1,359)      (173)
                                                           -----     ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             6,265     62,944
                                                           -----     ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               2,786     (8,627)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          18,919     23,501
                                                           -----     ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $21,705    $14,874
                                                          ======     ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $14,104    $13,123
 Income taxes paid                                         1,317      1,077

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

Results of operations for the three and nine month periods ended September 30, 1999, and cash flows for the nine month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year to end December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998 filed with the Commission.

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

                                   Three Months Ended   Nine Months Ended
                                     September 30         September 30
                                    1999      1998       1999      1998
                                   ------------------  ------------------
   Reported net income             $1,380    $1,323     $4,062    $3,882
   Proforma net income              1,375     1,319      4,046     3,870
   Reported earnings per share-
    assuming dilution                0.43      0.40       1.26      1.20
   Proforma earnings per share-
    assuming dilution                0.43      0.40       1.25      1.19


SEGMENTS
The Company has four principal business units that offer different products and services. They are managed separately for various reasons including differing technologies, marketing strategies, and regulations. Revenues from these business segments were as follows: (thousands)

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements (Continued)

                                    Three Months Ended     Nine Months Ended
                                      September 30           September 30
                                      1999      1998         1999     1998
                                    ------------------     -----------------
          Banking                   $10,107    $ 9,781     $29,840   $28,021
          Trust services                313        298         876       806
          ATM network                   201        167         520       414
          Insurance agencies            243        209         701       625
                                     -------    ------      -------   ------
                                    $10,864    $10,455     $31,937   $29,866
                                     ======     ======      ======    ======


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

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. and
                       THE NATIONAL BANK & TRUST COMPANY

Results of Operation
--------------------

Net income for the third quarter of 1999 was $1.38 million, an increase of 4.3% from the $1.32 million earned in the third quarter of 1998. Net income per share-basic was $.44, compared to $.42 per share, an increase of 4.8%. The primary reason for the increase in earnings was an 11.0% increase in net interest income. Also the Company's effective tax rate decreased to 14.0% during the third quarter of 1999 from 28.1% for the third quarter of 1998, primarily due to the exercise of stock options by certain executive officers that are taxable to the executives and tax deductible to the Company, and an increase of $7.6 million in tax-free municipal bonds in the securities portfolio. This quarter also showed a 55.8% increase in provision for loan losses, a 7.6% increase in non-interest income excluding net losses on sales of investment securities, and a 8.2% increase in non-interest expense.

Net income for the first nine months of 1999 was $4.06 million, an increase of 4.7% from the $3.88 million earned in the first nine months of 1998. Net income per share-basic also increased 4.7% to $1.29 from $1.23.

Net interest income was $4.68 million, 11.0% above the third quarter of 1998. Average interest-earning assets increased $24.3 million (5.2%) to $493.4 million. The volume change consisted primarily of a $45.4 million increase in loans with a $21.1 million decrease in securities and short-term investments. Loan growth was concentrated in average small business loans, up 13.5%, and average real estate loans, up 31.2%. The average tax equivalent (TE) yield on interest-earning assets decreased from 7.87% to 7.76%. Average interest-bearing liabilities increased 6.2% to $436.6 million but their cost decreased to 4.31% from 4.73% in the third quarter of 1998. Most of the volume growth in interest-bearing liabilities was $18.7 million in NOW and money market accounts and $5.3 million in additional short-term borrowing to fund daily liquidity needs. Also, average non-interest bearing deposits increased $4.2 million, or 11.1%. As a result, TE net interest margin increased from 3.72% in the third quarter of 1998 to 3.94% in the same quarter of 1999.

Net interest income for the first nine months of 1999 increased 8.8% from the same period last year. Average interest-earning assets increased 12.2% from last year, but the TE yield on these decreased from 8.01% to 7.69%. Interest-bearing liabilities increased 13.8%, while the cost decreased from 4.72% to 4.38%. TE net interest margin has averaged 3.82% in 1999, versus 3.89% in 1998.

The provision for loan losses was increased to $350,000 for the third quarter of 1999, compared to $225,000 for the same period in 1998. Net charge-offs for the third quarter of 1999 were .03% of average loans, compared to .11% for the prior year. The increase in the provision is the result of the Bank's continued loan growth.

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

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated (in thousands):

                                  September 30   December 31   September 30
                                      1999          1998           1998
                                  ------------   -----------   ------------
Loans accounted for on
 non-accrual basis                   $ 676         $ 599         $ 399
Accruing loans which are
 past due 90 days or more               75           343           309
Renegotiated loans                       -             -             -
                                       ---           ---           ---
   Total                             $ 751         $ 942         $ 708
                                       ===           ===           ===

Non-accrual loans have increased $77,000 from December 31, 1998. These loans at September 30, 1999 consist of perfected liens on two vehicle titles written down to estimated market value; three real estate loans collateralized with first mortgages, four with second mortgages, and the rest with equipment, crops and other general chattels as collateral. Management believes the value of the related collateral, if necessary to collect the principal outstanding, limits the Bank's exposure on all non-accrual loans to a potential loss of $106,000.

At September 30, 1999, the Bank's allowance for loan losses totaled $3.07 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented. The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (in thousands):

                                Three Months Ended        Nine Months Ended
                                  September 30              September 30
                                 1999        1998         1999        1998
                                ------------------       ------------------
Balance, beginning of period    $2,806      $2,666       $2,641      $2,761
Charge-offs:
 Commercial                         10         212          146         502
 Residential real estate             -           -           10           -
 Installment                       138         141          652         481
 Credit Card                         -           -            -           -
 Other                               2           -            7           5
                                 -----       -----        -----       -----
    Total                          150         353          815         988

Recoveries:
 Commercial                          6           -           14           2
 Residential real estate             -           -           10           -
 Installment                        57          24          167         104
 Credit Card                         1           2            2           9
 Other                               1           -            2           1
                                 -----       -----        -----       -----
    Total                           65          26          195         116
                                 -----       -----        -----       -----
Net Charge-offs                    (85)       (327)        (620)       (872)
                                 -----       -----        -----       -----
Provision for loan losses          350         225        1,050         675
                                 -----       -----        -----       -----
Balance, end of period          $3,071      $2,564       $3,071      $2,564
                                 =====       =====        =====       =====

During the quarter ended September 30, 1999, the Bank sold $17 million of securities at a net loss of $390,000. The purpose of the sale was to reinvest the funds in loans and higher-yielding securities.

Non-interest income before losses on sales of investment securities was $1,435,000 for the third quarter 1999, an increase of 7.6% from the $1,334,000 earned in the third quarter of 1998. Most categories in this section have shown increases. Trust income increased 5.3% and deposit service charges were up 11.7%. ATM network fees were up 20.1% and insurance agency commissions increased 17.0%. For the first nine months of 1999 non-interest income is up 6.4% from the same period in 1998.

Non-interest expense increased 8.2% for the quarter over the same period in 1998. Salaries and benefits increased 12.9% for the quarter due mostly to an increase of nineteen full-time equivalent employees. The increase was the result of opening new branch offices in Owensville and Waynesville, Ohio and additional support staff in various areas of the Bank. Equipment expense and occupancy expense increased 2.2% for the quarter. State franchise tax has decreased 15.0% due to adjustments in the Bank's capital recorded in December 1998. Other expense has increased 4.6% from the third quarter of last year including increases in loan processing costs due to increases in loan volume, and telephone expenses related to improving the Bank's internal communications network. For the first nine months of 1999 total non-interest expense was up 8.1% from the same period last year.

The Company's effective tax rate decreased to 14.0% for the third quarter of 1999 from 28.1% for the third quarter of 1998, primarily due to the exercise of stock options by certain executive officers that are taxable to the executives and tax deductible to the Company, and an increase of $10.2 million in the average of tax-free municipal bonds in the securities portfolio.

Performance ratios for the third quarter of 1999 included a return on assets of 1.04%, and a return on equity of 12.60%, compared to 1.06% return on assets and 12.19% return on equity for the third quarter of 1998. Performance ratios for the first nine months of 1999 included a return on assets of 1.04%, and a return on equity of 12.20%, compared to 1.12% return on assets and 12.30% return on equity for the first nine months of 1998.

Financial Condition
-------------------
The changes that have occurred in InterCounty's financial condition during 1999 are as follows (in thousands):

                              September 30   December 31
                                  1999          1998         Amount    Percent
                              ------------   -----------     ------    -------
Total Assets                    $528,200      $520,553     $ 7,647         1
Loans                            339,980       305,112      34,868        11
Loans held for sale                1,445         5,634      (4,189)      (74)
Securities                       149,647       176,580     (26,933)      (15)
Savings, Now, MMDA deposits      151,284       137,535      13,749        10
CD's $100,000 and over            40,851        47,705      (6,854)      (14)
Total deposits                   383,525       374,220       9,305         2

The loan portfolio grew 11.9% since year-end 1999, most of the increase being in small business and real estate loans. The growth was funded through the sale of loans held for sale, a decrease in the securities portfolio, and deposit growth. The securities portfolio has decreased because of sales of securities, calls of U.S. Agency callable bonds and prepayments of mortgage-backed securities. Deposit growth has occurred in interest-bearing transaction accounts, with decreases in large certificates of deposit.
Book value per share was $13.78 at September 30, 1999, compared to $14.07 at December 31, 1998. Equity to assets was 8.28% compared to 8.59% at the end of last year.

Average total assets grew 6.1% from the third quarter 1998, to $525.4 million.

Average total loans increased to $336.2 million during the third quarter of 1999, an increase of 15.6% compared to the same period in 1998. Commercial loan average grew $16.1 million (13.5%), real estate loan average grew $22.1 million (31.2%), and these areas continue to provide the majority of increase in the portfolio. The securities portfolio average has decreased $17.7 million (10.2%) from the third quarter of last year through sales, calls, and maturities. Compared to the third quarter of 1998, average total deposits increased 6.1% to $377.1 million. Average non-interest bearing deposits increased 11.1% compared to the same period in 1998. Average interest-bearing liabilities grew $25.6 million (6.2%). Average interest-bearing transaction accounts increased $18.7 million (20.7%), and average large certificates decreased $4.2 million (9.1%). Average total equity increased 0.9% to $43.5 million for the third quarter of 1999.

Liquidity and Capital Resources
-------------------------------
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawal. InterCounty manages liquidity on both the asset and the liability side of the balance sheet. The loan to total funds ratio at September 30, 1999 was 71%, compared to 65% for the same date in 1998. Management strives to keep this ratio below 80%. The securities portfolio is primarily "available for sale" securities that are readily marketable. Approximately 86% of the "available for sale" portfolio is pledged to secure public deposits and for other purposes as required by law. The balance of this portfolio could be sold if necessary for liquidity purposes. Also a stable deposit base, consisting of 89% core deposits, makes the Bank less susceptible to large fluctuations in funding needs.

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 1999, InterCounty had a total risk-based capital ratio of 14.19%, a Tier 1 risk-based capital ratio of 13.31%, and a Tier 1 leverage ratio of 8.75%.

YEAR 2000 CONSIDERATIONS
------------------------
As with all financial institutions, the Bank's operations rely extensively on computer systems. The Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 (Y2K) correctly. A project team of Bank employees has been assembled, with specific goals and target dates, to ensure the Bank has an effective plan for identifying, testing and implementing solutions for Y2K. This has been accomplished either through internal evaluation and testing, or verifiable documentation from the vendors of specific software and hardware. Senior management oversees the project and regularly reports to the Board of Directors. The Bank has completed all year 2000 testing at September 30, 1999. Because compliance work was largely completed by internal staff, the Bank has not incurred any significant costs with outside contractors relative to completion of this portion of the project. It is estimated at this time that the Bank has spent approximately $500,000 to $750,000 upgrading hardware and software to be Y2K compliant. These costs will be amortized over the expected life of each item, usually three to five years. Most of this hardware and software would have been upgraded anyway within the next two years, and therefore the year 2000 advanced the timing of these expenditures. These projections are only estimates and may differ materially from the actual results through the end of 1999.

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

Management's contingency plan was completed in May 1999. The plan identifies four mission critical functions and, should any of these functions fail, the plan develops an alternative course of action to assure business continuity in the event there are system failures on critical dates. This plan has been tested internally and reviewed by the Bank's independent outside auditors.


Item 3.  Quantitive and Qualitive Disclosures about Market Risks

Since December 31, 1998, there have been no material changes in the Company's market risk, which for the Company is primarily interest rate risk.

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

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three and Nine Months
                                       Ended September 30, 1999 and 1998

           27                          Financial Data Schedule for
                                       the Nine Months Ended
                                       September 30, 1999.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. The Company was not required to file Form 8-K during the quarter ended September 30, 1999.
                                     -15-

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

                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant


Date: November 12, 1999              /s/ Charles L. Dehner
                                     ----------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer