Form 10-K
period 1999-12-31
INTERCOUNTY BANCSHARES INC
filed 2000-03-30
CIK 908837

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999

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



The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $23.00 per share on March 17, 2000. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $46,391,966.

As of March 6, 2000, 3,188,314 common shares were issued and outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of InterCounty Bancshares, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K:

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

                       INTERCOUNTY BANCSHARES, INC.
                   For the Year Ended December 31, 1998
                            Table of Contents

                             PART I
                                                                  Page
                                                                  ----
  Item 1:   Business                                                3
  Item 2:   Properties                                             29
  Item 3:   Legal Proceedings                                      29
  Item 4:   Submission of Matters to a Vote of Security Holders    29

                            Part II
                            -------
  Item 5:   Market for Registrant's Common Equity and Related
             Stockholder Matters                                   30
  Item 6:   Selected Financial Data                                30
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   32
  Item 7A:  Quantitative and Qualitative Disclosures About
             Market Risk                                           53
  Item 8:   Financial Statements and Supplementary Data            54
  Item 9:   Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                80

                            Part III
                            --------
  Item 10:  Directors and Executive Officers of the Registrant     80
  Item 11:  Executive Compensation                                 80
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                        80
  Item 13:  Certain Relationships and Related Transactions         80

                            Part IV
                            -------
  Item 14:  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                   81

Exhibit Index                                                      82
Signatures                                                         83


                                  PART I

Item 1.  Description of Business

                                  GENERAL

InterCounty Bancshares, Inc. ("InterCounty"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the "Bank").

The Bank is engaged in the commercial banking business in Southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank's 17 full-service offices. In addition, the Bank has one office which is drive-in facilities only and two remote service units. The Bank has also installed 95 cash dispensers in convenience stores as of the end of 1999.
The Bank also has a trust department which presently administers 836 accounts having combined assets of $236 million.

On October 8, 1998, the Bank acquired all of the outstanding common shares of Phillips Insurance Agency Group, Inc. ("Phillips Group"), the holding company for Phillips Casualty Insurance Agency, Inc., and Phillips Life Insurance Agency, Inc. (the "Phillips Agencies"). The shares of Phillips Group were exchanged for 53,606 common shares of InterCounty. On December 11, 1998, the Bank acquired all of the outstanding common shares of Arnold Jones Insurance Agency, Inc. (the "Jones Agency"), in exchange for 17,777 common shares of InterCounty. In July 1999, the three operating agencies were merged into one agency called The Phillips Insurance Agency, Inc. The Phillips Insurance Agency has its principal office in Blanchester, Ohio. The assets and income of the insurance agency business were immaterial to the financial condition and operations of InterCounty during fiscal year 1998.

On September 1, 1992, the Bank acquired Kentucky National Bank of Ohio with two locations in Georgetown, Ohio for $3,200,000 in cash.

On December 29, 1993, InterCounty acquired the Williamsburg Building & Loan Company, a mutual savings and loan with total assets of $17.1 million and equity of $2.9 million. In connection with this merger conversion, InterCounty issued shares of its common stock, principally to depositors and other members of Williamsburg and the general public in subscription and community offerings.

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

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:
                                             At December 31,
                    ----------------------------------------------------------
                                1999              1998              1997
                    ----------------------------------------------------------
                                     % of              % of              % of
                          Amount    Total    Amount   Total     Amount  Total
                          ------    -----    ------   -----     ------  -----
                                          (Dollars in thousands)
Commercial and
 industrial             $ 86,521     25%   $ 78,801     26%    $ 63,661    23%
Commercial real estate    37,833     11      29,936     10       30,835    11
Agricultural              18,343      5      17,925      6       18,387     7
Residential real estate  117,391     33      92,069     30       82,838    30
Installment               87,997     25      83,173     27       79,115    28
Other                      2,069      1       2,402      1        2,097     1
                         -------    ---     -------    ---      -------   ---
  Total loans           $350,154    100%    304,306    100%     276,933   100%
                                    ===                ===                ===
Deferred net
 origination costs           801                806                 778
Allowance for loan
 losses                   (3,222)            (2,641)             (2,761)
                         -------             -------            -------
   Net loans            $347,733            $302,471           $274,950
                         =======             =======            =======

                                     At December 31,
                         ----------------------------------
                                1996              1995
                         ----------------------------------
                                     % of              % of
                          Amount    Total    Amount   Total
                          ------    -----    ------   -----
                                 (Dollars in thousands)
Commercial and
 industrial             $ 57,985      22%   $46,952     19%
Commercial real estate    31,118      11     27,274     11
Agricultural              16,304       6     14,515      6
Residential real estate   79,761      30     79,355     33
Installment               81,033      30     68,821     29
Credit card                    -       -      3,268      1
Other                      2,228       1      1,561      1
                         -------     ---    -------    ---
  Total loans           $268,429     100%  $241,746    100%
                                     ===               ===
Deferred net
 origination costs           853                761
Allowance for loan
 losses                   (2,686)            (2,644)
                         -------            -------
   Net loans            $266,596           $239,863
                         =======            =======

Loan Maturity Schedule.  The following table sets forth certain information at
December 31, 1999, regarding the net dollar amount of loans maturing in the
Bank's portfolio, based on contractual terms to maturity.  Demand loans, loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:
                        Due 0-1 Year  Due 1-5 Years  Due 5 + Years   Total
                                             (In thousands)
Commercial and
 industrial               $18,401        $25,917        $42,202     $86,520
Commercial real estate      8,454          2,632         26,747      37,833
Agricultural                6,261          3,129          8,953      18,343
                           ------         ------         ------     -------
  Total                   $33,116        $31,678        $77,902    $142,696
                           ======         ======         ======     =======

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 1999, which have predetermined interest rates and floating or adjustable interest rates:
                             Predetermined        Floating or
                                 rates          adjustable rates     Total
                             -------------      ----------------    -------
                                                 (In thousands)
Commercial and industrial       $20,284              $47,835       $ 68,119
Commercial real estate            3,409               25,969         29,378
Agricultural                      1,118               10,965         12,083
                                 ------               ------        -------
  Total                         $24,811              $84,769       $109,580
                                 ======               ======        =======

Commercial and Industrial Lending. Commercial and industrial lending has been an area of growth for the Bank. The Bank originates loans to businesses in its market area, including "floor plan" loans to automobile dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $5,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. At December 31, 1999 the Bank had $86.5 million, or 25% of total loans, invested in commercial and industrial loans.

Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

Commercial Real Estate. The Bank makes loans secured by commercial real estate located in its market area. Such loans generally are adjustable-rate loans for terms of up to 20 years. The types of properties securing loans in the Bank's portfolio include warehouses, retail outlets and general industrial use properties. At December 31, 1999, the Bank had $37.8 million, or 11% of total loans, invested in commercial real estate loans.

Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

Agricultural Loans. The Bank makes agricultural loans, which include loans to finance farm operations, equipment purchases, and land acquisition. The repayment of such loans is significantly dependent upon income from farm operations, which can be adversely affected by weather and other physical conditions, government policies and general economic conditions. At December 31, 1999, the Bank had $18.3 million, or 5% of total loans, invested in agricultural loans.

Residential Real Estate. The Bank makes loans secured by one- to four-family residential real estate and multi-family (over four units) real estate located in its market area. The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate loans with terms of 15 to 30 years are typically originated for sale in the secondary market. ARMs are held in the Bank's portfolio. At December 31, 1999, the Bank had $117.4 million, or 33% of total loans, invested in residential real estate loans.

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

At December 31, 1999, the Bank had $88.0 million, or 25% of total loans, invested in installment loans. The Bank has reduced its efforts to originate new and used automobile loans due to increased competition and narrowing interest rate spreads. The Bank expects to continue, subject to market conditions, to expand its other consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers.

In the fourth quarter of 1996, the Bank sold its $3.9 million credit card loan portfolio to a correspondent bank, recording a gain on the sale of $326,000.
Of the total loans, approximately $102,000 sixty days or more delinquent was sold with recourse. Beginning in 1997, new corporate customer credit card accounts were sold with recourse to the same financial institution. The recourse feature was eliminated in 1999. The Bank will continue to offer credit card services indirectly through this correspondent bank.

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

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated:
                                      At December 31,
                           --------------------------------------
                           1999     1998     1997    1996    1995
                                      (In thousands)
Loans accounted for on
 nonaccrual basis         $  955   $599     $509    $535    $314
Accruing loans which are
 past due 90 days or more     96    343      241      90     208
Renegotiated loans             -      -        -       -       -
                           -----    ---      ---     ---     ---
    Total                 $1,051   $942     $750    $625    $522
                           =====    ===      ===     ===     ===

If interest on non-accrual loans had been recognized during 1999, such income would have been $59,000. The amount recognized was not material.

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

Allowance for Loan Losses. Federal regulations require that the Bank establish prudent general allowances for loan losses. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical trends in the level of non-performing assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 1999, the Bank's allowance for loan losses totaled $3.2 million and was allocated primarily to the consumer segment of the loan portfolio. A similar allocation existed for all other dates presented.
                                    -10-

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:
                                                   December 31,
                                   ------------------------------------------
                                    1999    1998     1997     1996     1995
                                              (Dollars in thousands)
Balance at beginning of
 period                         $  2,641 $  2,761 $  2,686 $  2,644 $  2,561

Charge-offs:
 Commercial and industrial          (200)    (702)    (178)     (28)     (13)
 Commercial real estate              (10)     (45)       -        -        -
 Agricultural                        (10)       -        -       (3)     (46)
 Residential real estate              (9)       -       (6)      (1)      (2)
 Installment                        (842)    (681)    (694)    (560)    (356)
 Credit card                           -        -      (64)    (189)     (55)
 Other                                 -       (7)       -       (4)       -
                                 -------  -------  -------  -------  -------
  Total charge-offs               (1,071)  (1,435)    (942)    (785)    (472)
                                 -------  -------  -------  -------  -------
Recoveries:
 Commercial and industrial            27        7       63       42       10
 Commercial real estate                9        -        -        -        -
 Agricultural                          -        -        -        8        1
 Residential real estate               1        -        2        -        6
 Installment                         213      145      133      158      159
 Credit card                           2       12       17       13       19
 Other                                 -        1        2        6        -
                                  ------    -----    -----    -----    -----
  Total recoveries                   252      165      217      227      195
                                  ------    -----    -----    -----    -----

Net charge-offs                     (819)  (1,270)    (725)    (558)    (277)
Provision for possible
 loan losses                       1,400    1,150      800      600      360
                                 -------  -------  -------  -------  -------
  Balance at end of period      $  3,222 $  2,641 $  2,761 $  2,686 $  2,644
                                 =======  =======  =======  =======  =======
Ratio of net charge-offs to
 average loans outstanding
 during the period                  0.25%    0.44%    0.26%    0.22%    0.13%
                                    ====     ====     ====     ====     ====

Average loans outstanding       $330,734 $287,674 $274,372 $256,761 $218,552
                                 =======  =======  =======  =======  =======

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance. For 1999, the Bank anticipates about the same amount of loan net charge-offs for each type of loan as that experienced in 1998 except less is expected in commercial and industrial loans. See Exhibit 99, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto which is incorporated herein by reference.

Investment Activities

The following table sets forth the composition of the Bank's securities portfolio, based on amortized cost, at the dates indicated:
                                           At December 31,
                                -----------------------------------
                                   1999         1998         1997
                                           (In thousands)
Securities available
 for sale:
U.S. Treasuries & U.S.
 Agency notes                   $ 34,730    $ 35,983     $ 44,380
U.S. Agency mortgage-
 backed securities                55,324      73,124       49,256
Other mortgage-backed
 securities                       11,320      16,337       13,212
Municipals                         8,563       8,558            -
Other securities                   5,833       5,461        4,347
                                 -------     -------      -------
Total securities available
 for sale                        115,770     139,463      111,195
                                 -------     -------      -------
Securities held to
 maturity:
Municipal securities              44,304      36,832       11,164
                                 -------     -------      -------
Total securities held
 to maturity                      44,304      36,832       11,164
                                 -------     -------      -------
Total securities                $160,074    $176,295     $122,359
                                 =======     =======      =======

Average securities as a percent of assets was 25.4% in 1997, grew to 32.4% in 1998, and fell to 30.9% in 1999. The securities portfolio at December 31, 1999 consists of $110.7 million of securities available for sale and $44.3 million of securities that management intends to hold to maturity. The available-for-sale portion of the portfolio consists of primarily fixed-rate securities with an average life of 8.5 years, an average repricing term of 7.7 years, and an average tax-equivalent yield of 6.62%. This portion includes 32% callable U.S. Agency bonds, 55% fixed-rate mortgage-backed securities, 5% adjustable-rate mortgage-backed securities, and 8% long-term fixed-rate tax-exempt municipal securities. During 1998 and 1999 additions to the available-for-sale portfolio have included medium-term callable U.S. Agency bonds, mortgage-backed securities with projected average lives of three to seven years and 15-20 year maturity municipal bonds. Some of these purchases were funded through $45 million of borrowed funds from the Federal Home Loan Bank. The held-to-maturity portion of the portfolio consisted entirely of long-term fixed-rate tax-exempt municipal securities with both average life and repricing term of 20.8 years.

At December 31, 1999 the total security portfolio had 5.9% market value depreciation.

The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 1999. U.S. agency mortgage-backed securities are categorized according to their expected prepayment speeds. All other securities are categorized based on contractual maturity. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations. Yields do not include the effects of income taxes.

                   Less than 1 year      1 to 5 years       5 to 10 years
                   ----------------   ------------------   ----------------
                           Weighted             Weighted            Weighted
                Amortized  average   Amortized   average  Amortized average
                   cost     yield      cost       yield     cost     yield
                   ----    -------     ----      -------    ----   -------
                                     (Dollars in thousands)
Securities available
 for sale:
U.S. Treasuries
 and U.S. Agency
 notes           $ 5,832     5.55%   $ 9,982       6.38%  $17,916    6.21%
U.S. Agency
 mortgage-backed
 securities        7,005     6.82     16,784       6.79    13,942    6.77
Other mortgage-
 backed securities 6,285     6.66      1,736       6.34       471    6.29
Municipals             -        -          -          -         -       -
Other securities       -        -         10          -         -       -
                  ------              ------               ------
                                 -13-

Total securities
 available for
 sale             19,122     6.38     28,512       6.62    32,329    6.45
                  ------              ------               ------
Securities held
 to maturity:
Municipal
 securities            -        -        737       9.15       100    4.50
                  ------              ------               ------
Total securities
 held to maturity      -        -        737       9.15       100    4.50
                  ------              ------               ------
Total securities $19,122     6.38%   $29,249       6.68%  $32,429    6.45%
                  ======              ======               ======

                     Over 10 years          Total
                   ----------------   ------------------
                           Weighted             Weighted
                Amortized  average   Amortized   average
                   cost     yield      cost       yield
                   ----    -------     ----      -------
                          (Dollars in thousands)
Securities available
 for sale:
U.S. Treasuries
 and U.S. Agency
 notes           $ 1,000     6.87%   $34,730       6.17%
U.S. Agency
 mortgage-backed
 securities       17,593     6.84     55,324       6.80
Other mortgage-
 backed
 securities        2,828     6.50     11,320       6.55
Municipals         8,563     5.04      8,563       5.04
Other securities   5,823     6.67      5,833       6.65
                  ------             -------
Total securities
 available for
 sale             35,807     4.08    115,770       6.08
                  ------             -------
Securities held
 to maturity:
Municipal
 securities       43,467     5.06     44,304       5.13
                  ------             -------
Total securities
 held to maturity 43,467     5.06     44,304       5.13
                  ------             -------
Total securities $79,274     4.62%  $160,074       5.81%
                  ======             =======

                                -14-

Trust Services

The Bank received trust powers in 1922 and currently holds $236 million in net assets in the Trust Department. The Annual Report of Trust Assets filed with the FDIC and the OCC reports $181 million in managed assets among 543 accounts, and an additional $59 million of non-discretionary assets held in 268 accounts on December 31, 1999. These assets are not included in the Bank's balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity.

In addition to administering trusts, the services offered by the Trust Department include investment management, estate planning and administration, tax and financial planning and employee benefit plan administration. During 1997, the Trust Department entered into an agreement with a licensed broker-dealer and insurance agent to provide investment services to customers of the Bank and others, enabling them to purchase fixed annuities, variable annuities, mutual funds, and stocks and bonds. The Trust Department is staffed by five officers and six staff members and generated $1,191,000 in fee income during 1999.

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

Deposits. Deposits are attracted principally from within the Bank's market area through the offering of numerous deposit instruments, including checking accounts, regular passbook savings accounts, NOW accounts, money market deposit accounts, term certificate accounts and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank's Asset/Liability Committee and the Executive Committee based on the Bank's liquidity requirements, growth goals and market trends. The Company has not used brokers in the past to attract deposits, although, competition from banks and other financial institutions has caused the Company to include this as a viable alternative to funding needs.
Currently the amount of deposits from outside the Bank's market area is not significant.

The following table sets forth the dollar amount of deposits in the various types of products offered by the Bank as of December 31:
                           Percent             Percent              Percent
                    1999   of Total    1998    of Total    1997     of Total
                    ----   --------    ----    --------    ----     --------
                                    (Dollars in thousands)
Demand           $ 43,715     12    $ 41,748     11     $38,662      12%
NOW                62,222     16      61,616     16      53,386      17
Savings            35,658      9      35,983     10      34,445      10
Money market
 deposit           47,585     13      39,935     11      29,721       9
CDs less than
 $100,000         150,281     40     147,003     39     146,005      44
CDs greater than
 $100,000          40,226     10      47,705     13      26,899       8
Other                 245      -         230      -         214       -
                  -------    ---     -------    ---     -------     ---
 Total
  deposits(1)    $379,932    100%   $374,220    100%     329,332    100%
                  =======    ===     =======    ===      =======    ===


                           Percent             Percent
                    1996   of Total    1995    of Total
                    ----   --------    ----    --------
                           (Dollars in thousands)

Demand            $ 35,731    12%     $36,188     12%
NOW                 49,030    16       45,927     16
Savings             35,687    11       37,562     13
Money market
 deposit            28,009     9       20,465      7
CDs less than
 $100,000          141,680    46      130,062     45
CDs greater than
 $100,000           18,788     6       21,110      7
Other                  203     -          189      -
                   -------   ---      -------    ---
 Total
  deposits(1)     $309,128   100%    $291,503    100%
                   =======   ===     =======    ===
--------------------------------

(1)IRAs are offered under all deposit account types.

At December 31, 1999, the Bank's certificates of deposit, excluding deposits greater than $100,000, totaled $150.5 million, or 40% of total deposits. Of such amount, approximately $106.4 million matures within one year.

The following table sets forth the dollar amount of time deposits greater than
$100,000 maturing in the periods indicated:
            Maturity                     At December 31, 1999
            --------                     --------------------
                                            (In thousands)
        Three months or less                   $12,500
        Over 3 months to 6 months               13,350
        Over 6 months to 12 months              11,425
        Over twelve months                       2,951
                                                ------
          Total                                $40,226
                                                ======

Borrowings. The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. The Bank currently has outstanding $81.0 million of borrowings from the Federal Home Loan Bank used primarily to fund the purchase of U.S. Agency mortgage-backed securities and municipal bonds. Six million of the borrowings have a one-year maturity and adjust daily at the prime rate. The remaining $75 million consist of three fixed-rate notes with maturities in 2002 and 2008. At the option of the FHLB, these notes can be converted to variable-rate instruments that adjust quarterly at the three month LIBOR rate. Conversion dates are January 2000 for $30 million, October 2001 for $15 million, and April 2003 for $30 million.



The following table sets forth certain information regarding the Bank's outstanding borrowings at the dates and for the periods indicated:
                                               December 31,
                                        --------------------------
                                          1999      1998      1997
                                           (Dollars in thousands)
Maximum amount of short-term
 borrowings outstanding at any
 month end during period               $40,358   $37,903   $33,364
Average amount of short-term
 borrowings outstanding during
 period                                 26,518    31,582    37,928
Amount of short-term borrowings
 outstanding at end of period           40,358    22,702    32,734
Weighted average interest rate of
 short-term borrowings during period      4.78%     5.14%     5.42%
Weighted average interest rate of
 short-term borrowings at end of
 period                                   4.45%     4.41%     6.00%

Average Balance Sheets

The following table presents, for the years indicated, the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The table does not reflect any effect of income taxes and includes non-performing loans in the calculations.

                             1999                            1998
                 ----------------------------    ---------------------------
                  Average            Interest     Average           Interest
                outstanding  Yield/  earned/    outstanding  Yield/  earned/
                  balance     rate    paid        balance     rate    paid

Loans (1)        $330,734    8.38%   $27,728     $287,675     8.68%  $24,959
Securities
 available
 for sale         123,212    6.27      7,725      131,224     6.43     8,434
Securities
 held to
 maturity          39,533    5.03      1,989       23,931     5.64     1,349


Deposits in banks     283    4.73         14          533     4.81        26
Federal funds sold  1,708    4.86         83        9,237     5.47       505
                  -------             ------      -------             ------
Total interest-
 earning assets   495,470    7.58     37,539      452,600     7.79    35,273
Non-earning
 assets            33,930                          29,002
Allowance for
 loan losses       (2,945)                         (2,702)
                  -------                         -------
Total assets     $526,455                        $478,900
                  =======                         =======

Savings deposits $ 36,566    2.01        734     $ 35,509     2.58       918
NOW and MMDA      107,664    2.81      3,025       89,276     2.92     2,603
CD's over $100M    43,186    5.28      2,281       39,728     5.53     2,198
Other time
 deposits         147,890    5.20      7,685      145,014     5.60     8,118
Short-term
 borrowings        26,554    4.77      1,267       31,582     5.14     1,622
Long-term debt     75,539    5.51      4,159       54,430     5.66     3,081
                  -------             ------      -------             ------
Total interest-
 bearing
 liabilities      437,399    4.38     19,150      395,539     4.69    18,540
                                      ------                          ------

Demand deposits    41,536                          37,560
Other liabilities   3,094                           2,996
Capital            44,426                          42,805
                  -------                         -------
Total liabilities
 and capital     $526,455                        $478,900
                  =======                         =======

Net interest
 income                              $18,389                         $16,733
                                      ======                          ======
Interest rate
 spread                      3.20%                            3.10%
Net interest
 income margin               3.71                             3.70
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities               113.28%                 114.43%


                                 1997
                      ----------------------------
                       Average            Interest
                     outstanding  Yield/  earned/
                       balance     rate    paid

Loans (1)             $274,372      8.76%  $24,039
Securities
 available for sale     95,029      7.05     6,699
Securities
 held to
 maturity:               7,867      7.89       621
Deposits in banks          866      5.16        45
Federal funds sold       3,582      5.60       200
                       -------              ------
Total interest-
 earning assets        381,716      8.28    31,604

Non-earning
 assets                 26,718
Allowance for
 loan losses            (2,682)
                       -------
Total assets          $405,752
                       =======

Savings deposits      $ 34,538      2.79       963
NOW and MMDA            81,461      2.89     2,358
CD's over $100M         25,190      5.53     1,394
Other time
 deposits              145,105      5.73     8,307
Short-term
 borrowings             37,928      5.42     2,057
Long-term debt           6,791      6.05       411
                       -------              ------
Total interest-
 bearing
 liabilities           331,013      4.68    15,490
                                            ------
Demand deposits         33,516
Other liabilities        2,780
Capital                 38,443
                       -------
Total liabilities
 and capital          $405,752
                       =======
Net interest
 income                                   $16,114
                                           ======



Interest rate
 spread                            3.60%
Net interest
 income margin                     4.22
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities            115.43%

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

                                             Years ended December 31,
                                     ------------------------------------
                                                  1999 vs 1998
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    Volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
 Loans                               $3,736    $ (841)   $(126)    $2,769
 Securities available for sale         (515)     (207)      13       (709)
 Securities held to maturity            879      (145)     (94)       640
 Deposits in banks                      (12)        -        -        (12)
 Federal funds sold                    (412)      (56)      46       (422)
                                      -----     -----      ---      -----
   Total interest-earning assets      3,676    (1,249)    (161)     2,266
                                      -----     -----      ---      -----



Interest expense attributable to:
 Savings deposits                        27      (203)      (8)      (184)
 NOW and MMDA                           536       (95)     (19)       422
 CD's over $100,000                     191      (100)      (8)        83
 Other time deposits                    161      (582)     (12)      (433)
 Short-term borrowings                 (258)     (115)      18       (355)
 Long-term debt                       1,195       (85)     (33)     1,077
                                      -----     -----      ---      -----
    Total interest-bearing
      liabilities                     1,852    (1,180)     (62)       610
                                      -----     -----      ---      -----
   Net interest income               $1,824    $  (69)    $(99)    $1,656
                                      =====     =====      ===      =====

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

                                  -22-

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

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, InterCounty must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of total capital may consist of supplementary or "Tier 2 capital". In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio from at least 4% to 5% of average total consolidated assets. InterCounty was in compliance with these capital requirements at December 31, 1999. For InterCounty's capital ratios, see Note 14 to the Consolidated Financial Statements in Item 8.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999). The Financial Services Modernization Act will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines "financial in nature" to include:

     - securities underwriting, dealing and market making;
     - sponsoring mutual funds and investment companies;
     - insurance underwriting and agency;
     - merchant banking; and
     - activities that the Federal Reserve Board has determined to be closely related to banking.

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Bank and InterCounty in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

Transactions between InterCounty and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the "FRA"). See "National Bank Regulation -- Office of the Comptroller of the Currency."

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on InterCounty. The Bank was in compliance with those capital requirements at December 31, 1999. For the Bank capital ratios, see Note 14 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank's capital at December 31, 1999, met the standards for the highest capital category, a well-capitalized bank.

A national bank is subject to restrictions on the payment of dividends. During the year 2000, dividends that the Bank subsidiary can pay to the Holding Company without prior approval of regulatory agencies is limited to net income in 2000. Based on the current financial condition of the Bank, these provisions are not expected to affect the current ability of the Bank to pay dividends to InterCounty in an amount customary for the Bank.

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank's unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including InterCounty, must comply with Sections 23A and 23B of the FRA, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. The Bank was in compliance with these requirements and restrictions at December 31, 1999.

The Bank is permitted to merge or consolidate with a bank located in another state, unless that state has specifically prohibited such an interstate transaction.

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and for banks that have acquired SAIF deposits. The FDIC is required to maintain designated levels of reserves in each fund.

The SAIF deposits of Williamsburg obtained by the Bank in the Merger-Conversion, including the attributed growth factor, which were $17.6 million at December 31, 1999, remain insured in the SAIF. The Bank is a member of the BIF, and, at December 31, 1999, it had $364.2 million in deposits insured in the BIF.

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

Federal Reserve Board. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 1999, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $5,498,000 at December 31, 1999. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Ohio Department of Insurance. The Bank's insurance agency operating subsidiaries are subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.


Item 2.  Properties

InterCounty Bancshares, Inc. and The National Bank and Trust Company own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The National Bank and Trust Company also owns or leases seventeen full-service branch offices, one remote drive-through ATM facility, and one remote drive-in facility, all of which are located in Clinton, Brown, Clermont, Warren, and Highland Counties, Ohio. The Bank also owns and is holding for future expansion, a building at 52 E. Main Street, Wilmington, Ohio. This building is currently leased on a short-term basis. InterCounty's net book value of investments in land and buildings was $8.5 million as of December 31, 1999.


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

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There were 3,188,314 common shares of the Company outstanding on December 31, 1999, held of record by approximately 437 shareholders. There is presently no active trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or quotation service. The Company's shares are
quoted on the OTC Bulletin Board under the symbol "ICYB".    Dividends per
share declared were $.17 in each quarter in 1999. Dividends per share declared in 1998 were $.125 in each of March, June, and September, and $.13 per share in December.

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

Item 6.  Selected Financial Data

The following table sets forth certain information concerning the consolidated financial condition, earnings and other data regarding InterCounty at the dates and for the periods indicated:

                                            December 31,
Statement of financial         1999      1998      1997      1996      1995
 condition and other data:            (Dollars in thousands)
Total amount of
  Assets                   $542,548  $520,553  $436,605  $380,607  $360,271
  Cash and due from banks    18,813    18,241    17,807    11,005    13,680
  Securities                155,027   176,580   123,139    88,831    90,760
  Loans receivable-net      347,733   302,471   274,950   266,596   239,863
  Deposits                  379,932   374,220   329,332   309,127   291,503
  Short-term borrowings      40,358    22,702    32,734    31,113    31,110
  Long-term debt             75,431    75,539    30,716       914     1,108
  Shareholders' equity       44,031    44,723    40,980    36,806    33,822
  Number of full service
   offices                       17        16        14        13        12

                                  -30-

                                        Year ended December 31,
                               1999      1998      1997      1996      1995
Statement of income data:                   (In thousands)
  Interest and loan fee
   income                   $37,539   $35,273   $31,604   $28,824   $25,209
  Interest expense           19,150    18,540    15,490    13,830    11,469
                            -------   -------    ------    ------    ------
  Net interest income        18,389    16,733    16,114    14,9engage in activities
that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

The specific effects of the enactment of the Financial Services Modernization
Act on the banking industry in general and on the Bank and InterCounty in particular have yet to be determined due to the fact that the Financial
Services Modernization Act was only recently adopted.
                                    -3-

