Form 10-K/A
period 1999-12-31
INTERCOUNTY BANCSHARES INC
filed 2000-03-30
CIK 908837

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K/A

               (THIS AMENDED FORM 10-K IS BEING FILED BECAUSE
                    THE ORIGINAL FILING WAS INCOMPLETE.)

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

Item 6.  Selected Financial Data

The following table sets forth certain information concerning the consolidated financial condition, earnings and other data regarding InterCounty at the dates and for the periods indicated:

                                            December 31,
Statement of financial         1999      1998      1997      1996      1995
 condition and other data:            (Dollars in thousands)
Total amount of
  Assets                   $542,548  $520,553  $436,605  $380,607  $360,271
  Cash and due from banks    18,813    18,241    17,807    11,005    13,680
  Securities                155,027   176,580   123,139    88,831    90,760
  Loans receivable-net      347,733   302,471   274,950   266,596   239,863
  Deposits                  379,932   374,220   329,332   309,127   291,503
  Short-term borrowings      40,358    22,702    32,734    31,113    31,110
  Long-term debt             75,431    75,539    30,716       914     1,108
  Shareholders' equity       44,031    44,723    40,980    36,806    33,822
  Number of full service
   offices                       17        16        14        13        12

                                  -30-

                                        Year ended December 31,
                               1999      1998      1997      1996      1995
Statement of income data:                   (In thousands)
  Interest and loan fee
   income                   $37,539   $35,273   $31,604   $28,824   $25,209
  Interest expense           19,150    18,540    15,490    13,830    11,469
                            -------   -------    ------    ------    ------
  Net interest income        18,389    16,733    16,114    14,994    13,740
  Provision for loan
   losses                     1,400     1,150       800       600       360
                            -------   -------   -------    ------    ------
  Net interest income
   after provision for
   loan losses               16,989    15,583    15,314    14,394    13,380
  Non-interest income         5,227     5,526     4,533     4,007     2,339
  Non-interest expense       15,227    13,846    12,600    11,592    10,103
                            -------   -------    ------    ------    ------
  Income before income
   taxes                      6,989     7,263     7,247     6,809     5,616
  Federal income taxes        1,281     1,889     2,259     1,877     1,591
                            -------   -------    ------    ------    ------
  Net income                $ 5,708   $ 5,374   $ 4,988   $ 4,932   $ 4,025
                            =======   =======    ======    ======    ======

                                          Year ended December 31,
Selected financial ratios:     1999     1998      1997      1996      1995
Return on average equity      12.85%    12.56%    12.98%    14.11%    12.85%
Return on average assets       1.08      1.12      1.23      1.34      1.28
Equity-to-assets ratio         8.12      8.59      9.39      9.66      9.39
Dividend payout ratio(1)      37.57     29.71     23.90     17.83     14.45
Ratio of non-performing
 loans to total loans(2)       0.33      0.31      0.31      0.36      0.21
Ratio of loan loss allowance
 to total loans                0.91      0.87      0.99      1.00      1.09
Ratio of loan loss allowance
 to non-performing loans(2)     307%      280%      316%      273%      507%
Earnings per share(3)         $1.81     $1.70     $1.59     $1.57     $1.32
Dividends declared
 per share(3)                  0.68      0.505     0.38      0.28      0.19
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 1999 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 1999 and 1998 and for the three years ended December 31, 1999. In addition to the historical information contained herein with respect to InterCounty Bancshares, Inc. and subsidiaries (the "Company"), the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operation and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include changes in the economy and interest rates in the nation and the Company's general market area.

RESULTS OF OPERATIONS

OVERVIEW
Net income for 1999 was $5.708 million, an increase of 6.2% from 1998.  Net
income per share was $1.81 in 1999, compared to $1.70 in 1998.   Highlights
include a 9.9% increase in net interest income, a 21.8% increase in the provision for loan losses to $1.40 million, an increase of 7.2% in non-interest income, excluding securities losses, and a 10.0% increase in non-interest expense. Performance ratios for 1999 included a return on average assets of 1.08%, and a return on average equity of 12.85%.

Net income for 1998 was $5.374 million, an increase of 8.1% from 1997.  Net
income per share was $1.70 in 1998 compared to $1.59 in 1997.   Highlights
include a 3.8% increase in net interest income, a 43.8% increase in the provision for loan losses to $1.15 million, an increase of 21.9% in non-interest income, and a 9.9% increase in non-interest expense. These results include non-interest income of $833,000 in 1998, and $792,000 in 1997, and non-interest expense of $789,000 in 1998, and $776,000 in 1997, from the operations of two insurance agencies acquired during the fourth quarter of 1998, which were accounted for as a pooling of interests. The effect on the net earnings of the Company was minimal. Performance ratios for 1998 included a return on average assets of 1.12%, and a return on average equity of 12.56%.

              Table 1 - Selected Financial Highlights
                           (dollars in thousands)

                          1999      1998      1997      1996      1995
                      ------------------------------------------------
Net interest income   $ 18,389  $ 16,733  $ 16,114  $ 14,994  $ 13,740
Net income               5,708     5,374     4,988     4,932     4,025
Earnings per share        1.81      1.70      1.59      1.57      1.32
Dividends per share       0.68      0.51      0.38      0.28      0.19

AVERAGE BALANCES
Assets                $526,455  $478,900  $405,752  $367,926  $314,435
Loans                  330,734   287,674   274,372   256,761   218,552
Securities             162,744   155,155   102,896    85,867    71,816
Deposits               376,843   347,087   319,809   297,070   267,833
Long-term debt          75,539    53,753     6,792     1,070     1,262
Shareholders' equity    44,426    42,805    38,443    34,957    31,327

RATIOS AND STATISTICS
Net interest margin       3.88%     3.71%     4.22%     4.33%     4.64%
Return on average
 assets                   1.08      1.12      1.23      1.34      1.28
Return on average
 equity                  12.85     12.56     12.98     14.11     12.85
Loans to assets          64.98     58.61     63.63     70.75     67.73
Equity to assets          8.12      8.59      9.39      9.66      9.39
Total risk-based
 capital ratio           14.29     14.18     14.66     14.06     14.09
Efficiency ratio         61.25     62.20     61.03     61.01     62.94
Full service offices        17        16        14        13        12

NET INTEREST INCOME
Net interest income increased to $18.4 million in 1999 from $16.7 million in 1998, an increase of 9.9%. The Company's tax equivalent yield on average interest-earning assets decreased to 7.74% in 1999 from 7.92% in 1998. Average interest-earning assets increased $42.9 million (9.5%) from 1998.

Interest and fees on loans increased 11.1% from last year as the average balance rose $43.1 million (15.0%) and the average yield decreased from 8.68% in 1998 to 8.38% in 1999. During 1999 lending rates were generally lower due to prime rate decreases and competition. The securities portfolio showed an increase in average balance and a decrease in yield. The average balance of the portfolio increased $7.6 million (4.9%) from 1998, and the tax equivalent yield decreased from 6.67% to 6.48%. The reinvestment of matured and called securities was also at lower rates during 1999.

Average interest-bearing liabilities increased $41.9 million (10.6%) during 1999, and the cost decreased from 4.68% in 1998 to 4.38% in 1999. Although all categories showed a decrease in cost, the amount of higher-costing long-term funds borrowed from the Federal Home Loan Bank increased $21.2 million and was 17.2% of funds in 1999 compared to 13.6% during 1998. Tax equivalent net interest margin increased to 3.88% from 3.82%.

Net interest income increased to $16.7 million in 1998 from $16.1 million in 1997, an increase of 3.8%. The Company's yield on average interest-earning assets decreased to 7.79% in 1998 from 8.28% in 1997. Average interest-earning assets increased $70.9 million (18.6%) from 1997.

Interest and fees on loans increased 3.8% from 1997 to 1998 as the average balance rose $13.3 million (4.8%) and the average yield decreased from 8.76% in 1997 to 8.68% in 1998. During 1998 lending rates were fairly stable until prime rate decreased 75 basis points during the fourth quarter. The securities portfolio showed an increase in balances and a decrease in yield when comparing 1998 to 1997. The average balance of the portfolio increased $52.3 million (50.8%) from 1997, and the tax equivalent yield decreased from 7.32% to 6.67%. The securities portfolio experienced the maturity and call of higher yielding assets and the reinvestment of those funds in the lower rates that were available during 1998.

Average interest-bearing liabilities increased $64.5 million (19.5%) during 1998 compared to 1997, and the cost decreased from 4.68% in 1997 to 4.67% in 1998. Although all categories showed a decrease in cost, the amount of higher-costing long-term funds borrowed from the Federal Home Loan Bank increased $47.0 million and was 13.6% of total interest-bearing funds in 1998, compared to 2.1% during 1997. Tax equivalent net interest margin decreased to 3.82% in 1998 from 4.28% in 1997.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $1.40 million in 1999, an increase of $250,000 from the provision recorded in 1998, which was an increase of $350,000 from the provision recorded in 1997. Net charge-offs in 1999 were $820,000 compared to $1,270,000 in 1998 and $725,000 in 1997. The increased provision in the past three years was in response to 15.0%, 4.8% and 6.9% increases in average loans for those years, and also increases in the amount of net charge-offs in 1998 and 1997. The ratio of the allowance for loan losses as a percent of total loans at December 31 was .91% in 1999, .87% in 1998, and .99% in 1997.

NON-INTEREST INCOME
Table 2 details the components of non-interest income and how they relate each year as a percent of average assets. Total non-interest income was $5.2 million in 1999, $5.5 million in 1998, and $4.5 million in 1997. Non-interest income represents a ratio of .99% of average assets in 1999, 1.15% in 1998, and 1.12% 1997. Service charges and fees have increased over the last three years due to increased charges and growth in the number of accounts, although their percentage of average assets has remained fairly consistent during this period. Trust income increased 7.9% in 1999, and 19.2% in 1998, due to increases in both the number of accounts and the amount of funds under management. At December 31 total assets in the Trust Department were approximately $236 million in 1999, compared to $217 million in 1998 and $174 million in 1997. Late in 1996 the Company began installing cash dispensing units in convenience stores. This continued through 1999 and there were ninety-five machines installed at the end of 1999. ATM network fees generated were $702,000 in 1999, $574,000 in 1998, and $206,000 in 1997. In the fourth quarter of 1998 the Company acquired two insurance agencies, and because they were accounted for as a pooling of interests, their commission income is included in the non-interest income section of the Company's results of operations for the three years presented. Net securities losses were $368,000 in 1999, compared to net gains of $302,000 in 1998, and net gains of $300,000 in 1997.

                             Table 2 - Non-Interest Income
                                    (in thousands)

                                  1999                  1998                    1997
                                  ----                  ----                    ----
                                     Percent                 Percent                  Percent
                                    of average              of average              of average
                          Amount      Assets     Amount       Assets      Amount      Assets
                       -----------------------------------------------------------------------
Service charge on
 deposits                $1,485       0.28%     $1,351       0.28%        $1,263       0.31%
Other service charges       376       0.07         336       0.07            287       0.07
Trust income              1,192       0.23       1,105       0.23            927       0.23
ATM network fees            701       0.13         574       0.12            206       0.05
Insurance agency
 commissions                966       0.18         833       0.17            792       0.20
Net security gains
 (losses)                  (368)     (0.07)        302       0.06            300       0.07
Other                       875       0.17       1,025       0.22            758       0.19
                          -----       ----       -----       -----         -----       ----
  Total income           $5,227       0.99%     $5,526       1.15%        $4,533       1.12%
                          =====       ====       =====       =====         =====       ====

NON-INTEREST EXPENSE
Table 3 details the components of non-interest expense and how they relate each year as a percent of average assets. Total non-interest expense has increased from $12.6 million in 1997, to $13.8 million in 1998, and to $15.2 million in 1999. These figures represent a percent of average assets of 3.10% in 1997, and 2.89% in both 1998 and 1999. Improvements in the percentages were primarily due to a 29.7% increase in average assets, while non-interest expense increased just 20.8% during the period from 1997 to 1999.

Salaries and benefits expense, which is the largest component of non-interest expense, increased to $7.7 million in 1999, and increased as a percent of average assets to 1.46%. Salaries and benefits expense increased to $6.8 million in 1998 from $6.4 million in 1997 but decreased as a percent of average assets to 1.42% in 1998 from 1.57% in 1997. The average number of full-time equivalent employees increased from 198 in 1997 to 217 in 1998, and to 222 in 1999. The increases during that period were the result of opening branch offices in Hillsboro, Owensville and Waynesville, and additional support staff in various areas of the Company.

Most other non-interest expense categories have remained about the same as a percent of average assets from 1997 to 1999. Equipment expense has been .40%,
 .40%, and .38%, of average assets for the years 1999, 1998, and 1997, respectively. Occupancy expense was .16% in both 1999 and 1998, and was .18% of average assets for 1997. State franchise tax has decreased 20.6% from 1998 due to adjustments in the capital of The National Bank and Trust Company (the "Bank") in the form of dividends to the parent company recorded in December 1998. Other expense as a percent of average assets was .70% in 1999, .71% in 1998, and .75% in 1997.

                              Table 3 - Non-Interest Expense
                                     (in thousands)

                                 1999                  1998                       1997
                                 ----                  ----                       ----
                                     Percent                 Percent                    Percent
                                    of average              of average                of average
                         Amount       Assets     Amount       Assets        Amount      Assets
                       -------------------------------------------------------------------------
Salaries                $ 6,563       1.25%     $5,781        1.21%         $ 5,394       1.33%
Benefits                  1,130       0.21         984        0.21              970       0.24
Equipment                 2,108       0.40       1,917        0.40            1,553       0.38
Occupancy                   824       0.16         790        0.16              741       0.18
State franchise tax         488       0.09         615        0.13              557       0.14
Marketing                   386       0.07         312        0.06              279       0.07
Other                     3,728       0.71       3,447        0.72            3,106       0.76
                         ------       ----      ------        ----           ------       ----
  Total                 $15,227       2.89%     13,846        2.89%         $12,600       3.10%
                         ======       ====      ======        ====           ======       ====

INCOME TAXES
The effective tax rates were 18.3% for 1999, 26.0% for 1998, and 31.2% for 1997. The decreases in the 1999 and 1998 effective tax rates were primarily due to the exercise of stock options by certain executive officers that are taxable to the executives and tax deductible to the Company. Also, increases in tax-exempt municipal bond income of 45.2% in 1999 and 168.9% in 1998 from the previous years have contributed to the reduction of the effective tax rate for those years.

FINANCIAL CONDITION

ASSETS
Average total assets increased 9.9% during 1999 to $526.5 million. Average interest-earning assets increased 9.5%, and remained at 94% of total assets, the same as the last two years.

SECURITIES
Average securities as a percent of assets was 25.4% in 1997, grew to 32.4% in 1998, and fell to 30.9% in 1999. The securities portfolio at December 31, 1999 consists of $110.7 million of securities available for sale and $44.3 million of securities that management intends to hold to maturity. The available-for-sale portion of the portfolio consists primarily of fixed-rate securities with an average life of 8.5 years, an average repricing term of 7.7 years, and an average tax-equivalent yield of 6.62%. This portion includes 32% callable U.S. Agency bonds, 55% fixed-rate mortgage-backed securities, 5% adjustable-rate mortgage-backed securities, and 8% long-term fixed-rate tax-exempt municipal securities. During 1998 and 1999 additions to the available-for-sale portfolio have included medium-term callable U.S. Agency bonds, mortgage-backed securities with projected average lives of three to seven years and 15-20 year maturity municipal bonds. Some of these purchases were funded through $45 million of borrowed funds from the Federal Home Loan Bank. The held-to-maturity portion of the portfolio consisted entirely of long-term fixed-rate tax-exempt municipal securities with both average life and repricing term of 20.8 years. At December 31, 1999 the total security portfolio had 5.9% market value depreciation.

LOANS
Average total loans as a percent of average assets was 67.6% in 1997, 60.1% in 1998, and 62.8% in 1999. Table 4 shows loans outstanding at period end by type of loan. The portfolio composition has stayed relatively the same during the three-year period. Commercial and industrial loans grew from $63.7 million in 1997, to $78.8 million in 1998, and to $86.5 million in 1999, primarily as a result of increased origination of working capital and equipment loans.
During the 1998 and 1999 periods the growth in residential real estate loans of $9.2 million and $25.3 million, respectively, was the result of increased efforts by the Company in originating loans locally through the branch network. For interest rate risk management purposes the Company currently sells, or holds for sale, the majority of fixed-rate residential real estate loans originated, while holding the adjustable-rate loans in the portfolio. The Company expects to continue the emphasis on growth in the real estate portfolio. New and used automobile loans have been the emphasis in the installment area, although the Company has reduced its efforts to originate indirect automobile loans due to increased competition and narrowing interest rate spreads. The amount of installment loans outstanding has increased slightly from $83.2 million in 1998 to $88.0 million in 1999, although it has decreased to 25% of the portfolio at December 31, 1999 from 27% at December 31, 1998.

The general economy of the Company's market area has been stable to good for the past several years. The Company has experienced an increase in automobile lending, residential real estate lending, and commercial lending, both real estate and industrial, because of the general economic conditions and the movement of the Company into new markets, such as Clermont, Highland and Warren Counties. The Company focused its commercial lending on small to medium-sized companies in its market area, most of which are companies with long established track records. The Company has avoided concentration of lending in any one industry. As of December 31, 1999, the percent of fixed-rate loans to total loans was 44%, of which 67% matures within five years.

                                     Table 4 - Loan Portfolio
                                          (in thousands)
                                          at December 31,

                                    1999                 1998
                                    ----                 ----
                                        Percent of            Percent of
                              Amount      Total     Amount       Total
                           ---------------------------------------------
Commercial and industrial   $ 86,521        25%   $ 78,801         26%
Commercial real estate        37,833        11      29,936         10
Agricultural                  18,343         5      17,925          6
Residential real estate      117,391        33      92,069         30
Installment                   87,997        25      83,173         27
Credit card                        -         -           -          -
Other                          2,069         1       2,402          1
Deferred net origination
 costs                           801         -         806          -
                             -------       ---     -------        ---
     Total                  $350,955       100%   $305,112        100%
                             =======       ===     =======        ===


                                       1997                 1996
                                           Percent of            Percent of
                                 Amount      Total     Amount       Total
                               ---------------------------------------------
Commercial and industrial      $ 63,661        23%   $ 57,985         22%
Commercial real estate           30,835        11      31,118         11
Agricultural                     18,387         7      16,304          6
Residential real estate          82,838        30      79,761         30
Installment                      79,115        28      81,033         30
Credit card                           -         -           -          -
Other                             2,097         1       2,228          1
Deferred net origination costs      778         -         853          -
                                -------       ---     -------        ---
     Total                     $277,711       100%   $269,282        100%
                                =======       ===     =======        ===

                                      1995
                                           Percent of
                                 Amount      Total
                              ------------------------
Commercial and industrial      $ 46,952        19%
Commercial real estate           27,274        11
Agricultural                     14,515         6
Residential real estate          79,355        33
Installment                      68,821        29
Credit card                       3,268         1
Other                             1,561         1
Deferred net origination costs      761         -
                                -------       ---
     Total                     $242,507       100%
                                =======       ===

ALLOWANCE FOR LOAN LOSSES
Table 5 shows selected information relating to the Company's loan quality and allowance for loan losses. The allowance is maintained to absorb potential losses in the portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb possible future loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

Overall loan quality has been good over the last five years. During 1998 the Company charged off one loan in the amount of $446,000 that caused the net charge-off percentage of average loans to increase to .50% in 1998 from .26% in 1997, and therefore the Company increased the provision for loan losses to $1,150,000 in 1998 from $800,000 in 1997. The allowance for loan losses is

 .91% of total loans as of December 31, 1999, and has ranged from .87% to 1.09% for the previous four years. The Company does not allocate the allowance for loan losses to specific types of loans. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to anticipated portfolio growth, economic conditions and portfolio risk. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

Non-accrual loans for the last five years are listed in Table 5. The amount in this category increased to $955,000 from $599,000 in 1998, and was $509,000 in 1997. The 1998 amount of $599,000 was resolved through payoffs of $79,000, losses of $187,000, a $17,000 credit upgrade to accrual status and $316,000 that remained on non-accrual due to bankruptcy filings, and one liquidation workout.

As of December 31, 1999 the $955,000 consisted of fourteen relationships. Four are collateralized with first mortgages, two have second mortgages, two are titled vehicles awaiting sale, and the remaining loans are collateralized by general chattel filings on machinery, equipment, crops, fixtures, and additional mortgage positions. All loans are expected to be resolved through term payments or through liquidation of collateral in the normal course of business. The anticipated loss in year 2000 from these loans is $47,000. In addition, management has identified ten other potential problem loans that total $4.0 million. These are defined as loans that are not included in the non-performing categories at December 31, 1999 but which management, through normal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms. Nine of these accounts have a projected loss in year 2000 of $103,000. The remaining account is a $1,700,000 loan to Bush Leasing, Inc., a company whose primary owner is George F. Bush, a former director of the Company. Management is unable to determine the potential loss on this account until the recently filed Chapter 11 bankruptcy plan is complete. Projected losses are based on currently available information and actual losses may differ significantly from those discussed above.
Management knows of no other significant potential problem loans.

                                Table 5 -  Asset Quality
                                          (in thousands)
                             1999    1998      1997      1996      1995
                          -------------------------------------------------
Allowance for loan
 losses                    $3,222    $2,641    $2,761    $2,686    $2,644
Provision for loan
 losses                     1,400     1,150       800       600       360
Net charge-offs               819     1,270       725       558       277

Non-accrual loans          $  955    $  599    $  509    $  535    $  314
Loans 90 days or more
 past due                      96       343       241        90       208
Renegotiated loans              -         -         -         -         -
Other real estate owned        80         -       125       358         -
                            -----     -----     -----     -----     -----
Total non-performing
 assets                    $1,131    $  942    $  875    $  983    $  522
                            =====     =====     =====     =====     =====

RATIOS
Allowance to total loans     0.91%     0.87%     0.99%     1.00%     1.09%
Net charge-offs to
 average loans               0.25      0.50      0.26      0.22      0.13
Non-performing assets
 to total loans              0.33      0.31      0.31      0.36      0.21

OTHER ASSETS
Beginning in the fourth quarter of 1996 and during 1997 through 1999 the Company has been installing cash dispenser machines in convenience stores and supermarkets. There were 95 machines located in Ohio, Kentucky, West Virginia, and Indiana at the end of 1999. The Company's investment in this segment of business includes $1.4 million in equipment cost and an average of $4.7 million in cash to supply the machines. The Company anticipates little change in the number machines installed during 2000. The Company charges a fee for withdrawals from anyone who does not have a transaction account with the Company. The Company recorded a net book income before taxes on this segment of business of $29,000 in 1999, compared to a net book loss before taxes of $110,000 for 1998 and $155,000 for 1997. On a cash flow basis the machines are providing a positive return on investment.

DEPOSITS
Table 6 presents a summary of period end deposit balances. Demand and NOW accounts have remained fairly constant as a percent of total deposits throughout the five-year period. Savings accounts decreased slightly both in amounts and as a percent of deposits during this same period. Money market accounts rose to 9% of deposits through 1997, and gradually to 13% by the end of 1999, as a result of adding a third and higher interest rate tier for large balance accounts. Retail certificates of deposit have been growing slightly in amount over the five-year period and are currently 40% of total deposits. Certificates of $100,000 and over are primarily short-term public funds and balances fluctuate depending on the Company's pricing strategy and funding needs at any particular time.

Deposits are attracted principally from within the Company's market area through the offering of numerous deposit instruments, including checking accounts, savings accounts, NOW accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company's liquidity requirements, growth goals, and market trends. The Company has not used brokers in the past to attract deposits, although, competition from banks and other financial institutions has caused the Company to include this as a viable alternative to funding needs. The amount of deposits currently from outside the Company's market area is not significant.

                                    Table 6 - Deposits
                                      (in thousands)
                                      at December 31,
                       1999              1998              1997
                         Percent of         Percent of        Percent of
                  Amount   Total    Amount    Total    Amount   Total
                --------------------------------------------------------
Demand          $ 43,715    12%   $ 41,748     11%   $ 38,662    12%
NOW               62,222    16      61,616     16      53,386    16
Savings           35,658     9      35,983     10      34,445    11
Money market      47,585    13      39,935     11      29,721     9
CD's less than
 $100,000        150,281    40     147,003     39     146,005    44
CD's $100,000
 and over         40,226    10      47,705     13      26,899     8
Other                245     -         230      -         214     -
                 -------   ---     -------    ---     -------   ---
 Total          $379,932   100%   $374,220    100%   $329,332   100%
                 =======   ===     =======    ===     =======   ===





                     1996               1995
                         Percent of         Percent of
                  Amount   Total    Amount    Total
                --------------------------------------

Demand          $ 35,731    12%   $ 36,188     12%
NOW               49,030    16      45,927     16
Savings           35,687    11      37,562     13
Money market      28,009     9      20,465      7
CD's less than
 $100,000        141,680    46     130,062     45
CD's $100,000
 and over         18,788     6      21,110      7
Other                203     -         189      -
                 -------   ---     -------    ---
 Total          $309,128   100%   $291,503    100%
                 =======   ===     =======    ===

OTHER BORROWINGS
During the fourth quarter of 1997 and during 1998 the Company purchased $65 million in U.S. Agency mortgage-backed securities and $10 million in long-term tax-exempt municipal bonds with funds borrowed from the Federal Home Loan Bank
(FHLB) at anticipated spreads of 130-150 basis points before tax. The effect of these transactions will be an enhancement to earnings and an effective use of capital. At December 31, 1999 and 1998, the Bank had outstanding $81.0 million of total borrowings from the FHLB. Six million of the borrowings have a one-year maturity and adjust daily at the prime rate. The remaining $75 million consist of three fixed-rate notes with maturities in 2002 and 2008. At the option of the FHLB, these notes can be converted to variable-rate instruments that adjust quarterly at the three-month LIBOR rate. Conversion dates are January 2000 for $30 million, October 2001 for $15 million, and April 2003 for $30 million.

CAPITAL
The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The dividend rate was increased 34% in 1998 and 33% in 1999. The Company's equity to assets ratio at December 31, 1999 was 8.1%. As of that same date, tier 1 risk-based capital was 13.4%, and total risk-based capital was 14.3%. The minimum tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

LIQUIDITY
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet.

The loan to deposit ratio at December 31, 1999, was 92.4%, compared to 81.5% at the same date in 1998. This increase in this ratio reflects the challenge of
attracting deposits while maintaining positive loan growth.   Loans to total
assets were 64.7% at the end of 1999, compared to 58.6% at the same time last year. The securities portfolio is 71% available for sale securities that are readily marketable. Approximately 86% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also a stable deposit base, consisting of 89% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has also begun to explore deposit opportunities in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

MARKET RISK MANAGEMENT
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to interest rate risk, exchange rate risk, equity price risk and commodity price risk. The Company does not maintain a trading account for any class of financial instrument, and is not currently subject to foreign currency exchange rate risk, equity price risk or commodity price risk. The Company's market risk is composed primarily of interest rate risk.

The Company's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored on a quarterly basis through ALCO meetings. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule (Table 7), quantifies the asset/liability static sensitivity as of December 31, 1999. As shown, the Company was liability sensitive for periods through one year, and asset sensitive within the one- to five-year period and the over-five-year period. The cumulative gap as a percent of total assets through one year is (16.8)%. The balances of transaction type NOW and MMDA accounts are scheduled to run off over their expected lives. Although the entire balance of these deposits is subject to repricing or withdrawal in a relatively short period of time, they have been a stable base of retail core deposits for the Company. Also their sensitivity to changes in interest rates is significantly less than some other deposits, such as certificates of deposit.

                           Table 7 - Interest Rate Gap Analysis
                                       (in thousands)
                                    at December 31, 1998

                                  0-3     3-6      6-12     1-5       5+
                       Total     Months  Months   Months   Years    Years
                     -----------------------------------------------------

Loans (1)             $352,554 $ 68,543 $ 19,193 $ 41,500 $184,339 $ 38,979
Securities (2)         155,027    7,948    2,218    3,953   29,519  111,389
Short-term funds           525      525        -        -        -        -
                       -------  -------   ------   ------  -------  -------
  Total earning
    assets             508,106   77,016   21,411   45,453  213,858  150,368
                       -------  -------   ------   ------  -------  -------

Savings, NOW and
 MMDA                  145,465    5,146    5,146   10,293   82,339   42,541
Other time deposits    190,752   49,597   51,982   42,017   46,531      625
Short-term
 borrowings             40,358   40,358        -        -        -        -
Long-term debt          75,431   30,431        -        -   45,000        -
                       -------  -------   ------   ------  -------  -------
  Total interest-
    bearing funds      452,006  125,532   57,128   52,310  173,870   43,166
                       -------  -------   ------   ------  -------  -------

Period gap              56,100  (48,516) (35,717)  (6,857)  39,988  107,202
Cumulative gap               -  (48,516) (84,233) (91,090) (51,102)  56,100
Gap as a percent
 of assets                10.3%    (8.9)%  (15.5)%  (16.8)%   (9.4)%   10.3%

(1) Excludes adjustments for deferred net origination costs and allowance for losses.
(2) At amortized cost.

In the Company's simulation models, each asset and liability balance is projected over a one-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a quarterly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Company's current one-year simulation models under stable rates indicate an increase of 7 basis points in yields on interest-earning assets and a 1 basis point increase in the cost of interest-bearing liabilities. This will have a slightly positive effect on projected net interest margin the next twelve months.

Simulation models are also performed under an instantaneous parallel 300 basis point increase or decrease in interest rates. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established and as of December 31, 1999 the results of these simulations are within those guidelines.

The Company's rate shock simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Company has been able to alter the mix of short- and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Company has been able to maintain a fairly stable flow of net interest income. Table 8 provides information about the Company's market sensitive financial instruments other than cash and cash equivalents, FHLB and Federal Reserve Bank stock, and demand deposit accounts as of December 31, 1999. The information presented is based on repricing opportunities and projected cash flows that include expected prepayment speeds and likely call dates.

                    Table 8 - Financial Instruments Market Risk
                                     (in thousands)
                                  At December 31, 1999


                                 2000      2001      2002      2003
                              ----------------------------------------

Fixed rate loans              $ 49,193    $26,985   $22,746   $16,707
   Average interest rate          8.49%      8.86%     8.77%     8.58%

Adjustable rate loans           80,043     34,247    27,940    24,935
   Average interest rate          8.80       7.83      7.81      7.80

Securities                      14,119      7,404     7,878     9,437
   Average interest rate          6.65       6.81      6.54      6.38

Interest-bearing deposits      164,181     59,674    25,977    22,306
   Average interest rate          4.88       4.34      3.33      2.76

Short-term borrowings           40,358          -         -         -
   Average interest rate          5.57          -         -         -

Long-term debt                  30,431     15,000         -    30,000
   Average interest rate          5.75       4.75         -      5.63







                                           Later                Fair
                                  2004     Years     Total     Value
                              ----------------------------------------
Fixed rate loans               $10,227    $29,802   $155,660  $148,176
   Average interest rate          8.47%      8.21%      8.55%

Adjustable rate loans           20,551      9,178    196,894   196,942
   Average interest rate          7.84       7.20       8.19

Securities                       4,800    111,389    155,027   145,722
   Average interest rate          6.60       5.93       6.12

Interest-bearing deposits       20,915     43,164    336,217   323,839
   Average interest rate          2.59       2.59       4.09

Short-term borrowings                -          -     40,358    40,358
   Average interest rate             -          -       5.57

Long-term debt                       -          -     75,431    74,743
   Average interest rate             -          -       5.50


IMPACT OF INFLATION AND CHANGING PRICES
The majority of a financial institution's assets and liabilities are monetary in nature. Changes in interest rates affect the financial condition of a financial institution to a greater degree than inflation. Although interest rates are determined in large measure by changes in the general level of inflation, they do not change at the same rate nor in the same magnitude, but rather react in correlation to changes in expected rate of inflation and to changes in monetary and fiscal policy.

The Company's ability to react to changes in interest rates has a significant impact on financial results. As discussed previously, management attempts to control interest rate sensitivity in order to protect against wide interest rate fluctuations.

YEAR 2000
The Company successfully addressed problems associated with the possibility that computer systems would not recognize the year 2000 (Y2K) correctly. It is estimated that the Company spent approximately $750,000 upgrading hardware and software to be Y2K compliant. These costs have been expensed or will be amortized over the expected life of each item, usually three to five years. Most of this hardware and software would have been upgraded anyway within the next two years, and therefore the year 2000 advanced the timing of these expenditures. In addition, the Company did not experience increases in problem loans and credit losses due to borrowers failing to properly respond to the Y2K issue, or incur higher funding costs due to consumers reacting to publicity about the issue by withdrawing deposits.

EFFECT OF RECENT ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 established the effective date for the new standard as fiscal years beginning after June 15, 2000. Currently, the Company does not hold any derivatives or conduct hedging activities as defined by the standard. In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. If the Company had adopted SFAS No. 133 in 1999, the impact would have been limited to transfers, if any, of securities from the held-to-maturity classification to available for sale. The Company is evaluating when to adopt SFAS No.133 and the desirability of potential investment security reclassifications.

MARKET PRICE OF THE COMPANY'S COMMON SHARES
AND RELATED SECURITY HOLDER MATTERS
There were 3,188,314 common shares of the Company outstanding on December 31, 1999 held of record by approximately 437 shareholders. There is presently no active trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or quotation service. The Company's shares are quoted on the OTC Bulletin Board under the symbol ICYB. Dividends per share declared were $.17 in each quarter in 1999. Dividends per share declared in 1998 were $.125 in each of March, June, and September, and $.13 per share in December.

The National Bank and Trust Company serves as transfer agent and dividend disbursing agent for the Company's shares. Communication regarding change of address, transfer of shares, lost certificates and dividends should be sent to:

Sarah E. Barker, Senior Vice President
The National Bank and Trust Company
48 North South Street, PO Box 711
Wilmington, Ohio  45177
(937) 283-3082.

A copy of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be available at no charge to shareholders upon request to:

Charles L. Dehner, Executive Vice President
InterCounty Bancshares, Inc.
48 North South Street, PO Box 711
Wilmington, Ohio  45177
(937) 283-3002.

The annual meeting of the shareholders of InterCounty Bancshares, Inc. will be held on April 18, 2000, at 48 North South Street, Wilmington, Ohio, at 9:00 am.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See "Market Risk Management" in Item 7, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data


                           - I N D E X -


                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           55

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       56

     Consolidated Statements of Income                                 57

     Consolidated Statements of Comprehensive
       Income and Changes in Shareholders' Equity                      58

     Consolidated Statements of Cash Flows                             59

     Notes to Consolidated Financial Statements                       60-79

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
InterCounty Bancshares, Inc.
Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of InterCounty Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterCounty Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                      /s/J.D. CLOUD & CO. L.L.P.
                                      Certified Public Accountants


Cincinnati, Ohio
February 10, 2000

InterCounty Bancshares, Inc. and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS
December 31                                                    (thousands)
                                                      1999        1998
ASSETS:
Cash and due from banks                            $18,813     $18,241
Federal funds sold                                     283         640
Interest bearing deposits in banks                     242          38
                                                   -------     -------
      Total cash and cash equivalents               19,338      18,919

Securities available for sale, at market value     110,723     139,748
Securities held to maturity (market value -
  $40,412 in 1999 and $37,459 in 1998)              44,304      36,832
                                                   -------     -------
       Total securities                            155,027     176,580

Loans                                              350,955     305,112
   Less - allowance for loan losses                  3,222       2,641
                                                   -------     -------
       Net loans                                   347,733     302,471

Loans held for sale                                  1,599       5,634
Premises and equipment                              11,745      11,459
Earned income receivable                             4,321       4,246
Other assets                                         2,785       1,244
                                                   -------     -------
TOTAL ASSETS                                      $542,548    $520,553

LIABILITIES:
Demand deposits                                   $ 43,715    $ 41,748
Savings, NOW, and money market deposits            145,465     137,535
Certificates $100,000 and over                      40,226      47,705
Other time deposits                                150,526     147,232
                                                   -------     -------
       Total deposits                              379,932     374,220

Short-term borrowings                               40,358      22,702
Long-term debt                                      75,431      75,539
Other liabilities                                    2,796       3,369
                                                   -------     -------
TOTAL LIABILITIES                                  498,517     475,830

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized
  100,000 shares; none issued                            -           -
Common shares - no par value, authorized
  6,000,000 shares; issued 3,818,950 shares          1,000       1,000
Surplus                                              7,921       7,368
Unearned ESOP shares, at cost                         (405)       (511)
Retained earnings                                   43,119      39,557
Accumulated other comprehensive income
  (loss), net of taxes                              (3,331)        188
Treasury shares, at cost, 630,636 shares in 1999
  and 640,799 shares in 1998                        (4,273)     (2,879)
                                                   -------     -------
TOTAL SHAREHOLDERS' EQUITY                          44,031      44,723
                                                   -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $542,548    $520,553
                                                   =======     =======

The accompanying notes to financial statements are an integral part of these statements.


InterCounty Bancshares, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31           (thousands, except per common share data)
                                                 1999     1998     1997
INTEREST INCOME:
Interest and fees on loans                    $27,728  $24,959  $24,039
Interest on securities available for sale
   Taxable                                      7,289    8,113    6,699
   Non-taxable                                    436      321        -
Interest on securities held to maturity
 - non-taxable                                  1,989    1,349      621
Interest on deposits in banks                      14       26       45
Interest on federal funds sold                     83      505      200
                                               ------   ------   ------
          TOTAL INTEREST INCOME                37,539   35,273   31,604
                                               ------   ------   ------
INTEREST EXPENSE:
Interest on savings, NOW and money
 market deposits                                3,759    3,521    3,321
Interest on time certificates $100,000
 and over                                       2,281    2,198    1,394
Interest on other deposits                      7,685    8,118    8,307
                                               ------   ------   ------
          Total Interest on Deposits           13,725   13,837   13,022
Interest on short-term borrowings               1,267    1,622    2,057
Interest on long-term debt                      4,158    3,081      411
                                               ------   ------   ------
          TOTAL INTEREST EXPENSE               19,150   18,540   15,490
                                               ------   ------   ------
NET INTEREST INCOME                            18,389   16,733   16,114

PROVISION FOR LOAN LOSSES                       1,400    1,150      800
                                               ------   ------   ------
          NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES           16,989   15,583   15,314
                                               ------   ------   ------
NON-INTEREST INCOME:
Trust income                                    1,192    1,105      927
Service charges on deposits                     1,485    1,351    1,263
Other service charge and fees                     376      336      287
ATM network fees                                  701      574      206
Insurance agency commissions                      966      833      792
Securities gains (losses)                        (368)     302      300
Other                                             875    1,025      758
                                               ------   ------   ------
          TOTAL NON-INTEREST INCOME             5,227    5,526    4,533
                                               ------   ------   ------

NON-INTEREST EXPENSE:
Salaries                                        6,563    5,781    5,394
Pension and benefits                            1,130      984      970
Equipment                                       2,108    1,917    1,553
Occupancy                                         824      790      741
State franchise tax                               488      615      557
Marketing                                         386      312      279
Other                                           3,728    3,447    3,106
                                               ------   ------   ------
          TOTAL NON-INTEREST EXPENSE           15,227   13,846   12,600
                                               ------   ------   ------
INCOME BEFORE INCOME TAX                        6,989    7,263    7,247
PROVISION FOR INCOME TAX                        1,281    1,889    2,259
                                               ------   ------   ------
          NET INCOME                          $ 5,708  $ 5,374  $ 4,988
                                               ======   ======   ======
Earnings per common share                       $1.81    $1.70    $1.59
Earnings per common share, assuming dilution     1.77     1.66     1.55

The accompanying notes to financial statements are an integral part of these statements.

                                    -57-

InterCounty Bancshares, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND
                       CHANGES IN SHAREHOLDERS' EQUITY
                                               (thousands)
                                                  Retained
                                      Unearned    Earnings      Accumulated
                                        ESOP      Less Cost       Other           Total           Total
                      Common           Shares,   of Treasury   Comprehensive  Shareholders'   Comprehensive
                      Shares  Surplus  at Cost     Shares         Income          Equity          Income
Balance
January 1, 1997       $1,000  $6,925   $(732)       $29,189    $  424          $36,806
Comprehensive Income:
 Net income                                           4,988                      4,988           $ 4,988
 Net unrealized gains
  on securities
  available for sale
  (net of taxes of $149)                                         289               289               289
 Reclassification
  adjustment for net
  realized gain on sale
  of available for sale
  securities included
  in net income (net
  of taxes of $102)                                             (198)             (198)             (198)
                                                                                                   -----
    Total comprehensive
     income                                                                                        5,079
                                                                                                   =====

Dividends declared                                   (1,167)                    (1,167)
Treasury shares purchased                              (172)                      (172)
Stock options exercised          188                    106                        294
ESOP shares earned                28     112                                       140
                       -----   -----    ----         ------    -----            ------             -----
Balance
 December 31, 1997     1,000   7,141    (620)        32,944      515            40,980

Comprehensive Income:
 Net income                                           5,374                      5,374             5,374
 Net unrealized
  (losses) on
  securities available
  for sale (net
  of taxes of $86)                                              (167)             (167)             (167)
 Reclassification
  adjustment for
  net realized gain
  on sale of
  available for sale
  securities included
  in net income (net
  of taxes of $82)                                              (160)             (160)             (160)
                                                                                                   -----
 Total comprehensive
  income                                                                                           5,047
                                                                                                   =====
Dividends declared                                   (1,567)                    (1,567)
Treasury shares purchased                              (172)                      (172)
Stock options exercised          175                     99                        274
ESOP shares earned                52     109                                       161
                       -----   -----    ----         ------    -----            ------             -----
Balance
 December 31, 1998     1,000   7,368    (511)        36,678      188            44,723


Comprehensive Income:
 Net income                                           5,708                      5,708             5,708
 Net unrealized
  (losses) on
  securities available
  for sale (net of
  taxes of $1,813)                                            (3,519)           (3,519)           (3,519)
                                                                                                   -----
  Total comprehensive
   income                                                                                         $2,189
                                                                                                   =====
Dividends declared                                   (2,144)                    (2,144)
Treasury shares purchased                            (1,843)                    (1,843)
Stock options exercised          464                    447                        911
ESOP shares earned                89     106                                       195
                       -----   -----    ----         ------    -----            ------             -----
Balance
 December 31, 1999    $1,000  $7,921   $(405)       $38,846  $(3,331)          $44,031
                       =====   =====    ====         ======   ======            ======

The accompanying notes to financial statements are an integral part of these statements.

InterCounty Bancshares, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31                                   (thousands)
                                               1999        1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $5,708       $5,374     $4,988
Adjustments to reconcile net
 income to net cash provided by operating
 activities:
   Depreciation, amortization and accretion   1,513        1,299        903
   Provision for loan losses                  1,400        1,150        800
   Provision for deferred taxes                  71           27        328
   Net realized losses (gains) on
    securities available for sale               368         (302)      (300)
   Origination of mortgage loans held
    for sale                                 (6,104)     (10,912)    (4,370)
   Proceeds from sales of mortgage
    loans held for sale                       9,904        5,665      3,983
   Increase in income receivable                (75)        (434)      (474)
   Decrease (increase) in other assets          372         (833)       132
   Increase in interest payable                  27          177         10
   Increase (decrease) in accrued taxes
    and other liabilities                      (426)         651       (366)
   FHLB stock dividends                        (372)        (298)      (240)
   ESOP shares earned                           195          161        140
                                             ------       ------     ------
   NET CASH PROVIDED BY
    OPERATING ACTIVITIES                     12,581        1,725      5,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities
 available for sale                          23,044       10,647      6,480
Purchases of securities available for sale  (27,856)    (120,056)   (85,614)
Proceeds from maturities of securities
 available for sale                          28,244       81,622     49,313
Purchases of securities held to maturity     (8,993)     (29,993)    (4,604)
Proceeds from maturities of securities
 held to maturity                             1,540        4,440      1,030
Net increase in loans                       (46,448)     (29,124)    (8,919)
Purchases of premises and equipment          (1,530)      (2,098)    (2,544)
                                             ------       ------     ------
   NET CASH USED IN INVESTING ACTIVITIES    (31,999)     (84,562)   (44,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                      5,712       44,888     20,204
Cash dividends paid                          (2,017)      (1,447)    (1,089)
Net increase (decrease) in
 short-term borrowings                       17,656      (10,032)     1,621
Advances of long-term debt                        -       45,000     30,000
Repayment of long-term debt                    (108)        (177)      (198)
Proceeds from stock options exercised           437          175        237
Purchase of treasury shares                  (1,843)        (172)      (172)
                                             ------       ------     ------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                               19,837       78,235     50,603
                                             ------       ------     ------
   NET CHANGE IN CASH AND CASH EQUIVALENTS      419       (4,602)    11,279

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                           18,919       23,521     12,242
                                             ------       ------     ------
CASH AND CASH EQUIVALENTS AT  END OF YEAR   $19,338      $18,919    $23,521
                                             ======       ======     ======

The accompanying notes to financial statements are an integral part of these statements.


InterCounty Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMTNS

Years ended December 31, 1999, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

InterCounty Bancshares, Inc. is a one-bank holding company.
Its wholly-owned subsidiary, The National Bank and Trust Company (the Bank), provides full banking services, including trust and brokerage services, to customers located principally in Clinton, Brown, Clermont, Warren and Highland counties in Ohio. The Bank grants agribusiness, commercial, consumer, and residential loans to customers throughout its market area. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, Phillips Insurance Agency, Inc.

Basis of Presentation-
The consolidated financial statements include the accounts of InterCounty Bancshares, Inc. and its direct and indirect subsidiaries (the Company). All intercompany accounts and transactions are eliminated in consolidation. Certain prior period data has been reclassified to conform to current period presentation.

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

Securities-
Investment securities that management has the intent and ability to hold to maturity are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities that are available for sale are reported at fair value with unrealized holding gains and losses reported net of income taxes as Accumulated Other Comprehensive Income, a separate component of shareholders' equity. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method.


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

Non-qualified Stock Options-
Stock options are accounted for under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Options are granted at a price equal to market value of a common share on the day of grant. Under the intrinsic value method of APB No. 25, the Company does not recognize compensation expense for options granted. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. The pro forma disclosures required by SFAS No. 123 are shown in Note 13.

Income Taxes-
Certain income and expenses are recognized in different periods for financial reporting than for purposes of computing income taxes currently payable. Deferred taxes are provided on such temporary differences. These differences relate principally to the allowance for loan losses, depreciation and stock option accruals. Stock option accruals originated in years prior to 1997. In 1997, optionees approved the elimination of the Company's contingent obligation to repurchase the shares. The recorded liability at December 31, 1996 is recognized as additional consideration for the related stock when issued.

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


NOTE 2 - ACQUISITIONS

In October 1998, the Bank acquired all the outstanding common shares of Phillips Insurance Agency Group, Inc. in exchange for 53,606 shares of InterCounty Bancshares, Inc. In December 1998, the Bank acquired all the outstanding common shares of Arnold Jones Insurance Agency, Inc. in exchange for 17,777 shares of InterCounty Bancshares, Inc. The acquisitions qualified as tax-free reorganizations and have been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements were restated to retroactively include the agencies' as if the acquisitions had occurred at the beginning of the earliest period presented. The acquisitions had no material effect on consolidated shareholders' equity as previously reported. In connection with the acquisitions, the Bank incurred professional and regulatory fees of $75,000 which were charged to operations in 1998. In 1999, the two agencies were merged together.

NOTE 3 - SECURITIES

The following tables present amortized cost and estimated fair values of securities at December 31 (thousands):
                                               1999
                          ---------------------------------------------
                                         Gross       Gross
                           Amortized  Unrealized   Unrealized     Fair
                             Cost        Gains       Losses      Value
Securities available
 for sale:
  U.S. Agency notes         $ 34,730     $  3       $ 1,169    $ 33,564
  U.S. Agency mortgage-
   backed securities          55,324       10         2,564      52,770
  Other mortgage-backed
   securities                 11,320        1           497      10,824
  Municipals                   8,563        -           831       7,732
  Federal Reserve/FHLB
   stock                       5,823        -             -       5,823
  Other                           10        -             -          10
                             -------      ---         -----     -------
                            $115,770     $ 14        $5,061    $110,723
                             =======      ===         =====     =======
Securities held to maturity:
 Municipals                 $ 44,304     $108        $4,000    $ 40,412
                             =======      ===         =====     =======

                                 -64-

                                              1998
                         ---------------------------------------------
                                        Gross       Gross
                          Amortized  Unrealized   Unrealized     Fair
                            Cost        Gains       Losses      Value
Securities available
 for sale:
  U.S. Treasury and U.S.
   Agency notes            $ 35,983     $113       $ 90       $ 36,006
  U.S. Agency mortgage-
   backed securities         73,124      202         99         73,227
  Other mortgage-backed
   securities                16,337       70         86         16,321
  Municipals                  8,558      175          -          8,733
  Federal Reserve/FHLB
   stock                      5,451        -          -          5,451
  Other                          10        -          -             10
                            -------      ---        ---        -------
                           $139,463     $560       $275       $139,748
                            =======      ===        ===        =======
Securities held to maturity:
 Municipals                $ 36,832     $760       $133       $ 37,459
                            =======      ===        ===        =======

Gross gains realized on sales of securities available for sale were $41,000 for 1999, $302,000 for 1998, and $300,000 for 1997. Gross
losses realized on sales of securities available for sale were $409,000 for 1999. There were no realized losses during the periods ended December 31, 1998 and 1997. Securities with a carrying value of approximately $132.3 million, $137.3 million and $67.3 million at December 31, 1999, 1998 and 1997, respectively, were pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required or permitted by law.


At December 31, 1999 the amortized cost and estimated market value of debt securities by contractual maturity was as follows.  Expected maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations (thousands):
                             Available for Sale       Held to Maturity
                            ---------------------   -------------------
                            Amortized      Market   Amortized    Market
                              Cost         Value      Cost        Value
Due within one year         $  5,832      $  5,815  $     -      $     -
Due from one to five years     9,982         9,771      737          845
Due from five to ten years    17,916        17,043      100           97
Due after ten years            9,563         8,664   43,467       39,470
                             -------       -------   ------       ------
                              43,293        41,293   44,304       40,412
U.S. Agency mortgage-backed
 securities                   55,324        52,770        -            -
Other mortgage-backed
 securities                   11,320        10,827        -            -
Federal Reserve/FHLB
 stock/other                   5,833         5,833        -            -
                             -------       -------   ------       ------
  Total securities          $115,770      $110,723  $44,304      $40,412
                             =======       =======   ======       ======

                                 -65-

NOTE 4 - LOANS

Major classifications of loans as of December 31 were as follows
(thousands):
                                                    1999          1998
  Commercial and industrial                      $  86,521     $ 78,801
  Commercial real estate                            37,833       29,936
  Agricultural                                      18,343       17,925
  Residential real estate                          117,392       92,069
  Installment                                       87,996       83,173
  Other                                              2,069        2,402
                                                   -------      -------
    Total                                          350,154      304,306
  Deferred net origination costs                       801          806
  Allowance for loan losses                         (3,222)      (2,641)
                                                   -------      -------
    Net loans                                     $347,733     $302,471
                                                   =======      =======

Mortgage loans serviced for the Federal Home Loan Mortgage Corporation and excluded from the Consolidated Balance Sheets at December 31, 1999 and 1998 were $15,484,000 and $8,043,000, respectively.

Changes in the allowance for loan losses for the years ended December 31 were as follows (thousands):
                                              1999      1998      1997
Balance at beginning of period             $ 2,641   $ 2,761   $ 2,686
Provision for loan losses                    1,400     1,150       800
Charge offs                                 (1,071)   (1,435)     (942)
Recoveries                                     252       165       217
                                            ------    ------    ------
Balance at end of period                   $ 3,222   $ 2,641   $ 2,761
                                            ======    ======    ======

Loans on which the accrual of interest had been discontinued amounted to $955,000, $599,000 and $509,000 at December 31, 1999, 1998 and 1997,
respectively.  Impaired loans, under SFAS No. 114, at December 31 are summarized as follows (thousands):
                                                        1999      1998
 Impaired loans without a valuation allowance         $  794    $1,116
 Impaired loans with a valuation allowance             3,641     4,052
                                                       -----     -----
 Total impaired loans                                 $4,435    $5,168
                                                       =====     =====
 Valuation reserve on impaired loans                  $  546    $  608
                                                       =====     =====

                                 -66-

Average impaired loans were $3.6 million in 1999, $5.1 million in 1998 and $3.3 million in 1997. At December 31, 1999, the Bank had no material commitments to lend additional funds to customers whose loans are considered impaired.

NOTE 5- PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 (thousands):
                                                        1999     1998
 Land                                             $ 1,468      $ 1,488
 Buildings and leasehold improvements               9,512        9,117
 Equipment                                          7,486        6,385
                                                   ------       ------
    Total cost                                     18,466       16,990
 Accumulated depreciation and amortization         (6,721)      (5,531)
                                                   ------       ------
    Premises and equipment                        $11,745      $11,459
                                                   ======       ======

Depreciation expense related to premises and equipment was $1,244,000, $1,148,000 and $1,013,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6 - LEASES

The Company has entered into various operating leases for premises and equipment. Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year are as follows (thousands):

2000                           $ 72
2001                             71
2002                             46
2003                             36
2004                             25
Remaining years                 175
                                ---
Total minimum lease payments   $425
                                ===

Rent expense for all premises and equipment leases was $129,000, $108,000 and $62,000 in 1999, 1998 and 1997, respectively.

NOTE 7 - DEPOSITS

Contractual maturities of certificates of deposit at December 31, 1999 were as follows (thousands):
                                 Certificates        All Other
                                 over $100,000      Certificates    Total
2000                               $37,275           $106,421     $143,696
2001                                 2,069             37,019       39,088
2002                                   723              4,684        5,407
2003                                     -              1,721        1,721
2004                                     -                330          330
Thereafter                             159                351          510
                                    ------            -------      -------
                                   $40,226           $150,526     $190,752
                                    ======            =======      =======

NOTE 8 - EMPLOYEE BENEFIT PLANS

In 1997, the Bank had a defined benefit pension plan which covered substantially all employees. Benefits under the Plan were based on a percentage of annual compensation and years of service. Effective December 1, 1997, the defined benefit plan was terminated. Regulatory approval and final settlement of all benefits under this Plan occurred during 1998. The settlement of benefits did not have a significant impact on the Company's financial condition or results of operations. Final net periodic pension cost was $117,000 in 1997.

In 1996, the Company adopted a 401(k) salary deferral plan. Substantially all employees who meet minimum age and length of service requirements are eligible to participate. Employee deferrals may be subject to employer-matching contributions up to specified limits. Discretionary contributions may also be made to the Plan. Total matching and discretionary contributions made by the Company for 1999 and 1998 amounted to $98,000 and $88,000, respectively. There were no employer contributions for 1997.

The Company sponsors a leveraged employee stock ownership plan (ESOP) covering substantially all of its employees who meet minimum age and length of service requirements. The Company is obligated to make annual contributions sufficient to enable the ESOP to repay the loan, including interest. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Additional contributions to the Trust are determined by the Board of Directors. Total Company contributions were $78,000, $96,000 and $202,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Benefits are payable upon retirement, death, disability or separation from service. Benefits are paid in common shares of the Company. If the common shares of the Company are not tradable on an established market when benefits are distributed, participants have the option to put the shares to the Company at a value determined by independent appraisal. In 1999 and 1998, the Company purchased 2,079 shares and 8,418 shares, respectively, from ESOP participants. The estimated fair value of allocated shares remaining in the ESOP was $13.5 million and $14.2 million at December 31, 1999 and 1998, respectively. The estimated fair value for 1998 was based on the independent appraisal. The 1999 independent appraisal has not been completed and, therefore, estimated fair value at December 31, 1999 is based on the 1998 relationship of appraised value to book value applied to the December 31, 1999 book value.

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

The ESOP shares as of December 31 were as follows:
                                             1999                 1998
                                       -----------------    -----------------
                                        1993       1986      1993       1986
                                       Shares     Shares    Shares     Shares
Allocated shares                       19,660    489,444    17,060    510,564
Shares released for allocation          3,977     20,168     4,330     21,958
Unreleased shares                      13,727     69,602    17,704     89,770
                                       ------    -------    ------    -------
Total ESOP shares                      37,364    579,214    39,094    622,292
                                       ======    =======    ======    =======


At December 31, 1999, the estimated fair value of unreleased 1993 shares was $364,000. ESOP compensation expense was $134,000, $105,000 and $178,000 for
1999, 1998 and 1997, respectively.

NOTE 9 - SHORT-TERM BORROWINGS

A summary of short-term borrowings follows (thousands):
                                                   1999            1998
                                              ------------    -------------
                                              Amount   Rate   Amount   Rate
At December 31:
  Federal Home Loan Bank notes              $ 6,000   5.90%  $6,000   5.15%
  Federal funds purchased                    16,000   5.81        -      -
  Securities sold under agreements
   to repurchase                             16,549   2.47   16,547   4.13
  U.S. Treasury demand notes                  1,809   5.63      155   5.25
                                             ------   ----   ------   ----
    Total short-term borrowings             $40,358   4.45  $22,702   4.41
                                             ======          ======
Years ended December 31:
  Average amount outstanding                $26,518         $31,582
  Maximum month-end balance                  40,358          37,903
  Weighted average interest rate                      4.78            5.14

NOTE 10 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31 (thousands):
                                                    1999         1998
Federal Home Loan Bank notes                     $75,000      $75,000
ESOP Trust debt guarantee                            431          539
                                                  ------       ------
                                                 $75,431      $75,539
                                                  ======       ======

Maturities of long-term debt are as follows (thousands):
2000                $   108
2001                    108
2002                 30,108
2003                    107
2004                      -
Thereafter (2008)    45,000

The FHLB borrowings consist of three fixed-rate notes with a weighted average rate of 5.49%. Interest is payable monthly. At the option of the Federal Home Loan Bank, these notes can be converted to variable-rate instruments at certain dates. The note amount and nearest optional conversion dates at December 31, 1999 were as follows:

             $30 million            January 2000
              15 million            October 2001
              30 million            April 2003


If converted, the rate would be the three-month LIBOR rate, adjusted quarterly. Until the conversion date of each note, there is a prepayment penalty. At December 31, 1999, FHLB borrowings, including short-term notes of $6 million and federal funds purchased of $4 million, were collateralized by a blanket pledge of certain residential real estate loans totaling approximately $79 million and primarily mortgage-backed securities with a carrying value of $52 million.

The ESOP Trust loan agreement contains various covenants for the Company which include a minimum net worth and restrictions on additional indebtedness. The note may be prepaid without penalty with prepayments applying in the inverse order of the maturities of the scheduled payments. Interest is due quarterly at the prime rate, 8.5% at December 31, 1999. Scheduled principal payments are approximately $108,000 annually through 2003.

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid was $19,123,000, $18,363,000 and $15,471,000 in 1999, 1998 and
1997, respectively. Federal income taxes paid were $1,586,000, $1,452,000 and $2,251,000 in 1999, 1998 and 1997, respectively.

NOTE 12 - INCOME TAXES

Income taxes provided for in the statements of income at December 31 consist of the following (thousands):
                                                 1999      1998      1997
 Income taxes currently payable:
   Applicable to income exclusive of
     securities transactions                   $1,335     $1,759    $1,829
   Applicable to securities transactions         (125)       103       102
                                                -----      -----     -----
     Total income taxes currently payable       1,210      1,862     1,931

 Deferred income taxes resulting
  from temporary differences:
   Provision for loan losses                     (197)        41       (71)
   Depreciation                                   (20)      (129)      258
   Stock option accruals                          161         33        15
   FHLB stock dividends                           126        101        81
   Accruals deductible for tax purposes
    when paid                                       -        (45)       17
   Other                                            1         26        28
                                                -----      -----     -----
     Total deferred income taxes                   71         27       328
                                                -----      -----     -----
 Provision for income tax                      $1,281     $1,889    $2,259
                                                =====      =====     =====

                                 -71-

A reconciliation of the statutory income tax rate to the Company's effective tax rate at December 31 follows:
                                              1999       1998      1997
Statutory tax rate                            34.0%      34.0%     34.0%
Increase (decrease) resulting from:
  Tax exempt interest                        (10.4)      (7.0)     (2.9)
  Non-qualified stock options                 (5.8)      (1.2)      (.4)
  Other-net                                     .6         .2        .5
                                              ----       ----      ----
Effective tax rate                            18.4%      26.0%     31.2%
                                              ====       ====      ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their basis for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows (thousands):
                                                 1999       1998
Deferred tax assets:
  Allowance for loan losses                    $  753      $ 556
  Stock option accruals                            63        224
  Unrealized losses on securities
   available for sale                           1,716          -
  Accruals not currently deductible                 9          9
                                                -----       ----
       Total deferred tax assets                2,541        789
                                                -----       ----

Deferred tax liabilities:
  Depreciation of premises and equipment         (338)      (357)
  Unrealized gains on securities
   available for sale                               -        (97)
  FHLB stock dividends                           (438)      (312)
  Other-net                                         -          -
                                                -----       ----
       Total deferred tax liabilities            (776)      (766)
                                                -----       ----
Net deferred taxes                             $1,765      $  23
                                                =====       ====

Due primarily to the Company's taxable position in prior years, a valuation allowance for deferred tax assets was unnecessary at December 31, 1999 and 1998.

NOTE 13 - SHAREHOLDERS' EQUITY

Under the terms of the Company's nonqualified compensatory stock option plan, 7% of the authorized and issued common shares of the Company are reserved for the purpose of granting options to key bank personnel.
Awards under the stock option plan are made at the discretion of the Board of Directors. The option price is not less than the fair market value of the shares at the date of grant. The options granted have a term of ten years and become exercisable in equal installments on the first through fifth anniversaries of the date of grant.

The Company has elected to follow APB No. 25 in accounting for its stock option plan. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Had compensation expense for the Company's stock options been recognized under the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows:

                                        1999       1998        1997
Reported net income                   $5,708     $5,374      $4,988
Pro forma net income                   5,670      5,354       4,956

Reported earnings per share-
assuming dilution                       1.77       1.66        1.55

Pro forma earnings per share-
assuming dilution                       1.76       1.65        1.54

The estimated fair value of options granted during 1999, 1998 and 1997 was $8.13, $5.13 and $4.45, respectively. The fair value, which is amortized to expense over the option vesting period in determining the pro forma results, was estimated at the date of grant using a Black-Scholes option pricing model and the following assumptions:

                                        1999       1998        1997
Risk-free interest rates                6.5%       4.6%        6.5%
Expected lives                          9.0 years  9.0 years   9.5 years
Expected volatility                    19.0%      15.0%       22.0%
Expected dividend yields                2.5%       2.3%        2.5%

                                 -73-

Details of the stock option plan are as follows:
                             Wtd. Avg.                              Shares
                             Exercise     Shares       Shares      Available
                              Price     Outstanding  Exercisable   for Grant
Balance, December 31, 1996   $ 7.18       161,316      100,934      106,010

Granted                       13.63        27,300                   (27,300)
Became exercisable                                      32,640
Exercised                      6.56        (1,830)      (1,830)       1,830
                              -----       -------      -------      -------
Balance, December 31, 1997     8.12       186,786      131,744       80,540

Granted                       23.25         9,000                    (9,000)
Became exercisable                                      18,501
Exercised                      7.77       (22,510)     (22,510)      22,510
                              -----       -------      -------      -------
Balance, December 31, 1998     8.96       173,276      127,735       94,050

Granted                       28.00        15,500                   (15,500)
Became exercisable                                      15,261
Exercised                      5.64       (76,340)     (76,340)      76,340
                              -----       -------      -------      -------
Balance, December 31, 1999    13.77       112,436       66,656      154,890
                                          =======      =======      =======

The weighted-average exercise price of exercisable options at December 31,
1999, 1998 and 1997 was $9.64, $6.83 and $6.42, respectively.  The following table summarizes information for options currently outstanding and exercisable at December 31, 1999:
                   Options Outstanding                   Options Exercisable
              --------------------------------------   -----------------------
  Range of              Wtd. Avg.      Wtd. Avg.                   Wtd. Avg.
   Prices     Number  Remaining Life  Exercise Price   Number   Exercise Price
$5.51-6.56    27,450    2.2 years       $  5.60        27,450      $  5.60
 9.63-13.63   60,486    7.1               12.41        37,406        11.96
  23.25        9,000    8.4               23.25         1,800        23.25
  28.00       15,500    9.2               28.00             -            -
             -------                                   ------
 5.51-28.00  112,436    4.5               13.77        66,656         9.64
             =======                                   ======

The following is a reconciliation of weighted average shares for earnings per share (EPS) computations to the weighted average shares including the effect of stock options for diluted EPS computations:


                                             1999         1998        1997
Weighted average shares for EPS         3,156,727    3,153,530   3,137,193
Effect of dilutive stock options           64,864       81,948      79,354
                                        ---------    ---------   ---------
Weighted average shares for EPS -
  assuming dilution                     3,221,591    3,235,478   3,216,547
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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (thousands):
                                          1999        1998
Commitments to extend credit           $44,358     $39,341
Standby letters of credit                2,189       1,704
Loan guarantees                              -       1,028

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At December 31, 1999 and 1998, standby letters of credit were primarily issued to support public bond financing by state and local government units and entities involved in development and maintenance and repair. They expire during the period from 1999 through 2012. Approximately 71% of the amount outstanding at December 31, 1999 was secured. Approximately 62% of the amount outstanding at December 31, 1998 was secured.

Loan guarantees consisted of business credit card accounts offered through a correspondent bank with recourse. The recourse feature was eliminated in 1999.

The Company is party to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

NOTE 15 - RELATED PARTY TRANSACTIONS

At December 31, 1999 and 1998, executive officers, directors and companies in which they have a direct or indirect interest, were indebted to the Bank directly or as guarantors in the aggregate amount of $6,523,000 and $9,213,000, respectively. During 1999, $5,597,000 in new loans were made; repayments totaled $8,287,000. Such transactions originate in the normal course of the Bank's operations as a depository and lending institution. At December 31, 1999, $1.7 million outstanding to one related-party borrower is considered by management to be a potential problem loan, as there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms. Management has considered this credit risk in its determination of the reserve for loan losses at December 31, 1999.

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

Carrying amounts and estimated fair values for financial instruments as of December 31 were as follows (thousands):
                                       1999                   1998
                               -------------------    -------------------
                               Carrying      Fair     Carrying      Fair
                                Amount       Value     Amount       Value
Financial Assets:
 Cash and due from banks       $ 18,813     $ 18,813  $ 18,241     $ 18,241
 Federal funds sold                 283          283       640          640
 Interest bearing deposits
   in banks                         242          242        38           38
 Securities available for sale  110,723      110,723   139,748      139,748
 Securities held to maturity     44,304       40,412    36,832       37,459
 Loans, net                     347,733      343,229   302,471      304,604
 Loans held for sale              1,599        1,599     5,634        5,640

                                       1999                   1998
                               -------------------    -------------------
                               Carrying      Fair     Carrying      Fair
                                Amount       Value     Amount       Value
Financial Liabilities:
 Deposits                      $379,932     $359,823  $374,220     $375,866
 Short-term borrowings           40,358       40,358    22,702       22,702
 Long-term debt                  75,431       74,623    75,539       75,306

The fair value of off-balance-sheet financial instruments at December 31, 1999 and 1998, was not material.

NOTE 17 - REGULATORY MATTERS

The principal source of income and funds for InterCounty Bancshares, Inc. is dividends paid by the Bank subsidiary. During the year 2000, dividends that the Bank subsidiary can pay to InterCounty Bancshares, Inc. without prior approval of regulatory agencies is limited to 1999 and 2000 combined net income.

Banks and bank holding companies must meet certain minimum capital requirements set by federal banking agencies. The minimum regulatory capital ratios are 8% for total risk-based, 4% for Tier I risk-based, and 4% for leverage. For various regulatory purposes, institutions are classified into categories based upon capital adequacy. The highest "well capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier I risk-based, and 5% for leverage. As of the most recent notification from their regulators, InterCounty Bancshares, Inc. and the Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action.

A summary of the regulatory capital of InterCounty Bancshares, Inc. and the Bank at December 31 follows (thousands):

                                  1999                      1998
                        -------------------------  -------------------------
                        InterCounty  The National  InterCounty  The National
                        Bancshares,  Bank & Trust  Bancshares,  Bank & Trust
                           Inc.        Company        Inc.        Company
Regulatory Capital:
 Shareholders' equity    $44,031      $39,308       $44,723      $36,548
 Net unrealized
 securities (gains)/
 losses                    3,331        3,331          (188)        (188)
                          ------       ------        ------       ------
    Tier I risk-based
     capital              47,362       42,639        44,535       36,360
 Eligible allowance for
   loan losses             3,222        3,222         2,641        2,641
                          ------       ------        ------       ------
     Total risk-based
       capital           $50,584      $45,861       $47,176      $39,001
                          ======       ======        ======       ======

Capital Ratios:
 Total risk-based          14.29%       12.96%        14.18%       11.72%
 Tier I risk-based         13.38        12.05         13.38        10.93
 Tier I leverage            8.80         7.92          8.59         7.02

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank. In 1999 and 1998, the Bank's average reserve balances were $6,670,000 and $4,631,000, respectively.

NOTE 18 - SEGMENTS

The Company has four principal business units that offer different products and services.  They are managed separately for various reasons including differing technologies, marketing strategies, and regulations.
Revenues from these business segments for the years ended December 31 were as follows (thousands):
                                           1999       1998       1997
Banking                                 $39,906    $38,287    $34,242
Trust services                            1,192      1,105        927
ATM network                                 702        574        206
Insurance agencies                          966        833        792
                                         ------     ------     ------
                                        $42,766    $40,799    $36,167
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

NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for InterCounty Bancshares, Inc.
(parent company only) follows (thousands):
Condensed Balance Sheets
December 31
                                                      1999       1998
Assets:
Cash on deposit with the Bank                      $   716    $ 9,113
Securities available for sale, market value          4,936          -
Investment in subsidiary                            39,308     36,548
Other assets                                            33          3
                                                    ------     ------
   Total assets                                    $44,993    $45,664
                                                    ======     ======
Liabilities:
Long-term debt                                     $   431    $   539
Other liabilities                                      531        402
                                                    ------     ------
   Total liabilities                                   962        941
Shareholders' equity                                44,031     44,723
                                                    ------     ------
     Total liabilities and shareholders' equity    $44,993    $45,664
                                                    ======     ======

Condensed Statements of Income
Years ended December 31
                                            1999        1998        1997
Income:
Interest on securities available
 for sale                                $     4     $     -     $     -
Dividends from subsidiary                      -      10,265       1,119
                                          ------      ------      ------
   Total income                                4      10,265       1,119
                                          ------      ------      ------
Expenses:
Interest on long-term debt                    44          55          65
Other expense                                100          64          40
                                          ------      ------      ------
   Total expense                             144         119         105
                                          ------      ------      ------
Income before income tax benefit
 and equity in undistributed
 income of subsidiary                       (140)     10,146       1,014

Income tax benefit                             -           1           1
Equity in undistributed income of
 subsidiary                                5,848      (4,773)      3,973
                                          ------      ------      ------
Net income                               $ 5,708     $ 5,374     $ 4,988
                                          ======      ======      ======

Condensed Statements of Cash Flows
Years ended December 31
                                            1999        1998        1997
Cash flows from operating activities:
 Net income                              $ 5,708     $ 5,374     $ 4,988
 Adjustments for non-cash items-
  Equity in undistributed income
   of subsidiary                          (5,848)      4,773      (3,973)
  Payment of interest on long-term debt
   by subsidiary                              44          55          65
  (Increase) decrease in other assets        (29)        293         (78)
  Provision for deferred taxes                 -          (1)         (1)
  Release of earned ESOP shares               87          53          31
                                          ------      ------      ------
Net cash provided by operating
 activities                                  (38)     10,547       1,032

Cash flows from investing activities:
 Purchases of securities available
 for sale                                 (4,936)          -           -
                                          ------      ------      ------
Cash flows from financing activities:
 Cash dividends paid                      (2,017)     (1,447)     (1,089)
 Payments to acquire treasury shares      (1,843)       (172)       (172)
 Proceeds from stock options exercised       437         175         237
                                          ------      ------      ------
Net cash used in financing activities     (3,423)     (1,444)     (1,024)
                                          ------      ------      ------

Net change in cash                        (8,397)      9,103           8
Cash at beginning of year                  9,113          10           2
                                          ------      ------      ------
Cash at end of year                      $   716     $ 9,113     $    10
                                          ======      ======      ======

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

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       (1) Financial Statements - See Index to Consolidated Financial
               Statements on page 54 of this Form 10-K.

          (2) Financial Statement Schedules - None

          (3) Exhibits - See Exhibit Index at page 82 of this Form 10-K.


(b)

                             INDEX TO EXHIBITS

              EXHIBIT
              NUMBER        DESCRIPTION
              [C]           [S]

               3.1          Articles of Incorporation of
                            InterCounty Bancshares, Inc.: Incorporated by reference to Annual Report on Form 10-K for Fiscal Year Ended December 31, 1998,
                            Exhibit 3.1

               3.2          Code of Regulations of
                            InterCounty Bancshares, Inc.: Incorporated by reference to Registration Statement on Form S-1 filed by InterCounty on July 2, 1993, (the "S-1"), Exhibit 3.2 (Registration No. 33-65608).

              10.1          InterCounty Bancshares, Inc. 1993 Stock Option
                            Plan: Incorporated by reference to the
                            Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 23, 1995, Exhibit 4(c).

              10.2 InterCounty Bancshares, Inc. Non-qualified Stock Option Plan: Incorporated by reference to the S-1, Exhibit 10.1.

              21            Subsidiaries of InterCounty Bancshares, Inc.

              23            Consent of Independent Certified Public
                            Accountants

              27            Financial Data Schedule for the Year Ended
                            December 31, 1999.

              99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    InterCounty Bancshares, Inc.

                                    By  /s/ Timothy L. Smith
                                    -------------------------
                   March 30, 2000       Timothy L. Smith
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Charles L. Dehner
----------------------------
    Charles L. Dehner
    Executive Vice President,
    Treasurer and a Director
    (Principal Accounting Officer)

Date   March 30, 2000

By  /s/ James W. Foland             By  /s/ Timothy L. Smith
---------------------------         ------------------------------
    James W. Foland                     Timothy L. Smith
    Secretary and a Director            President, Chief Executive Officer
                                        and a Director

Date  March 30, 2000                Date   March 30, 2000

By  /s/ S. Craig Beam               By  /s/ Janet M. Williams
---------------------------         ------------------------------
    S. Craig Beam                       Janet M. Williams
    Director                            Director

Date   March 30, 2000               Date   March 30, 2000

By /s/ Georgia H. Miller            By  /s/ Robert A. Raizk
---------------------------         ------------------------------
    Georgia H. Miller                   Robert A. Raizk
    Director                            Director

Date   March 30, 2000               Date   March 30, 2000

By  /s/ Darleen M. Myers
---------------------------
    Darleen M. Myers
    Director

Date   March 30, 2000