Form 10-Q
period 2000-03-31
INTERCOUNTY BANCSHARES INC
filed 2000-05-04
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2000

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of May 1, 2000, was 3,188,314 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX

                                                                     Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
                 March 31, 2000, December 31, 1999
                 and March 31, 1999. . . . . . . . . . . . . . . . . . .1

               Consolidated Statements of Income -
                 Three Months Ended March 31, 2000 and 1999. . . . . . .2

               Consolidated Statements of Comprehensive Income
                 and Changes in Shareholders' Equity -
                 Three Months Ended March 31, 2000 and 1999.. . . . . .3-4

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2000 and 1999  . . . . . .5

               Notes to Consolidated Financial Statements  . . . . . . 6-8

               Independent Accountants' Review Report . . . . . . . . .  9

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . . 10-15

      Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risk . . . . . . . . . . . . . . . . . . .15

Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .16

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . .16

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .16

      Item 4.  Submission of Matters to a Vote of Security Holders . . .16

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .16

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .16

                           Part I - Financial Information
Item 1.  Financial Statements

                    INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
               At March 31, 2000, December 31, 1999 and March 31, 1999
                                     (thousands)
                                      March 31,   December 31,    March 31,
                                        2000          1999          1999
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 17,380       $18,813       $15,563
 Federal funds sold                         83           283         2,097
 Interest bearing deposits in bank         852           242            15
                                       -------       -------       -------
   Total cash and cash equivalents      18,315        19,338        17,675

Securities available for sale, at
  market value                         103,074       110,723       135,402
 Securities held to maturity (market
  value-$41,499, $40,412, and $37,293)  44,335        44,304        36,841
                                       -------       -------       -------
   Total securities                    147,409       155,027       172,243

 Loans                                 358,754       350,955       316,368
   Less-allowance for loan losses        3,336         3,222         2,767
                                       -------       -------       -------
   Net loans                           355,418       347,733       313,601
 Loans held for sale                     1,622         1,599           563
 Premises and equipment                 11,802        11,745        12,236
 Earned income receivable                3,941         4,321         4,109
 Other assets                            3,683         2,785         1,692
                                       -------       -------       -------
       TOTAL ASSETS                   $542,190      $542,548      $522,119
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 40,142      $ 43,715      $ 38,171
 Savings, NOW, and money market
  deposits                             147,248       145,465       143,442
 Certificates $100,000 and over         44,044        40,226        45,644
 Other time deposits                   155,806       150,526       148,350
                                       -------       -------       -------
   Total deposits                      387,240       379,932       375,607
 Short-term borrowings                  26,762        40,358        22,569
 Long-term debt                         80,431        75,431        75,539
 Other liabilities                       3,075         2,796         3,291
                                       -------       -------       -------
   TOTAL LIABILITIES                   497,508       498,517       477,006
                                       -------       -------       -------

SHAREHOLDERS' EQUITY:
 Preferred shares - no par value,
  authorized 100,000 shares; none
  issued                                     -             -             -
 Common shares-no par value, authorized
  6,000,000 shares; issued 3,818,950
  shares                                 1,000         1,000         1,000
 Surplus                                 7,936         7,921         7,499
 Unearned ESOP shares, at cost            (405)         (405)         (512)
 Retained earnings                      43,834        43,119        40,253
 Accumulated other comprehensive
  income (loss), net of taxes           (3,410)       (3,331)         (271)
Treasury shares, at cost, 630,636
  shares at March 31, 2000 and
  December 31, 1999; 628,408 shares
  at March 31, 1999                     (4,273)       (4,273)       (2,856)
                                       -------       -------       -------

      TOTAL SHAREHOLDERS' EQUITY        44,682        44,031        45,113
                                       -------       -------       -------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $542,190      $542,548      $522,119
                                       =======       =======       =======

(a) Financial information as of December 31, 1999, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                                    -1-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                     INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                     (thousands)
                                     (unaudited)
                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
                                                       2000           1999
INTEREST INCOME:
 Interest and fees on loans                            $7,490       $6,551
 Interest on securities available for sale -
  taxable                                               1,663        1,950
  non-taxable                                             108          108
 Interest on securities held to maturity -
  non-taxable                                             579          459
 Interest on deposits in banks                              7            3
 Interest on federal funds sold                             5           26
                                                        -----        -----
     TOTAL INTEREST INCOME                              9,852        9,097
                                                        -----        -----
INTEREST EXPENSE:
 Interest on savings, NOW and money
  market deposits                                         962          913
 Interest on time certificates $100,000 and over          556          611
 Interest on other deposits                             1,999        1,973
 Interest on short-term borrowings                        516          258
 Interest on long-term debt                             1,066        1,025
                                                        -----        -----
     TOTAL INTEREST EXPENSE                             5,099        4,780
                                                        -----        -----
     NET INTEREST INCOME                                4,753        4,317
PROVISION FOR LOAN LOSSES                                 475          350
                                                        -----        -----
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                         4,278        3,967
                                                        -----        -----
NON-INTEREST INCOME:
 Trust services                                           286          271
 Service charges on deposits                              379          345
 Other service charges and fees                            87           87
 ATM network fees                                         161          142
 Insurance agency commissions                             299          206
 Other                                                    179          224
                                                        -----        -----
     TOTAL NON-INTEREST INCOME                          1,391        1,275
                                                        -----        -----

NON-INTEREST EXPENSES:
 Salaries                                               1,717        1,549
 Employee benefits                                        325          259
 Equipment                                                563          488
 Occupancy                                                215          209
 State franchise tax                                      137          157
 Marketing                                                 56           70
 Other                                                    946          867
                                                        -----        -----
     TOTAL NON-INTEREST EXPENSE                         3,959        3,599
                                                        -----        -----
     INCOME BEFORE INCOME TAX                           1,710        1,643
     PROVISION FOR INCOME TAX                             392          407
                                                        -----        -----
     NET INCOME                                        $1,318       $1,236
                                                        =====        =====

Basic earnings per common share                        $ 0.42       $ 0.39
Diluted earnings per common share                        0.41         0.38

AVERAGE SHARES OUTSTANDING:
  To compute basic earnings
    per common share                                3,175,061    3,163,158
  To compute diluted earnings
    per common share                                3,212,137    3,243,604

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
                                          ESOP     Less Cost      Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity         Income

Balance January 1, 1999 $1,000  $7,368   $(511)     $36,678      $ 188            $44,723

Comprehensive
 Income:

   Net income                                         1,236                         1,236        $1,236

   Net unrealized (losses)
    on securities available
    for sale (net of taxes
    of $237)                                                      (459)              (459)         (459)
                                                                                                  -----
Total comprehensive income                                                                       $  777
                                                                                                  =====
Dividends declared
 ($0.17 per share)                                     (540)                         (540)
Treasury shares purchased                               (43)                          (43)
Stock options exercised            109                   66                           175
ESOP shares earned                  22     (1)                                         21
                         -----   -----    ---        ------        ---             ------
Balance March 31, 1999  $1,000  $7,499  $(512)      $37,397      $(271)           $45,113
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

                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost       Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity          Income
Balance January 1, 2000 $1,000  $7,921   $(405)     $38,846    $(3,331)           $44,031

Comprehensive
 Income:

   Net income                                         1,318                         1,318        $1,318

   Net unrealized (losses)
    on securities available
    for sale (net of taxes
    of $41)                                                        (79)               (79)          (79)
                                                                                                  -----
Total comprehensive income                                                                       $1,239
                                                                                                  =====
Dividends declared
 ($0.19 per share)                                      603                           603
ESOP shares earned                  15                                                 15
                         -----   -----    ---        ------      -----             ------
Balance March 31, 2000  $1,000  $7,936  $(405)      $39,561    $(3,410)           $44,682
                         =====   =====    ===        ======      =====             ======

                                            -4-

                            Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                    INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Three Months Ended
                                                              March 31
                                                       ---------------------
                                                            2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,318  $ 1,236
  Adjustments for non-cash items -
   Depreciation and amortization                              363      305
   Provision for loan losses                                  475      350
   Provision for deferred taxes                              (109)     (57)
   Net premium amortization of securities
     held for sale                                             34      110
   Net discount accretion of securities held to maturity      (31)      (9)
   Origination of mortgage loans held for sale                (23)    (147)
   Proceeds from sales of mortgage loans held for sale          -    5,218
   Decrease in income receivable                              380      137
   Increase in other assets                                  (858)    (163)
   Increase in interest payable                               145       71
   Increase in income taxes payable                           501      300
   Decrease in other accrued expenses                        (321)    (480)
   FHLB stock dividends                                       (96)     (88)
   ESOP shares earned                                          15       19
                                                           ------   ------
        NET CASH FLOW FROM OPERATING ACTIVITIES             1,793    6,802
                                                           ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                  2,640   12,620
 Proceeds from sales of securities available for sale       4,951        -
 Purchases of securities available for sale                     -   (8,992)
 Proceeds from maturities of securities held to
  maturity                                                      -    1,000
 Purchases of securities held to maturity                       -   (1,000)
 Net increase in loans                                     (8,160) (11,480)
 Purchases of premises and equipment                         (420)  (1,082)
                                                           ------   ------
     NET CASH FLOW FROM INVESTING ACTIVITIES                 (989)  (8,934)
                                                           ------   ------



CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                   7,308    1,387
 Net decrease in short-term borrowings                    (13,596)    (133)
 Additions to long-term debt                                5,000        -
 Cash dividends paid                                         (539)    (411)
 Proceeds from stock options exercised                          -       88
 Purchase of treasury shares                                    -      (43)
                                                           ------   ------
     NET CASH FLOW FROM FINANCING ACTIVITIES               (1,827)     888
                                                           ------   ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               (1,023)  (1,244)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           19,338   18,919
                                                           ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 18,315  $17,675
                                                           ======   ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $  4,954  $ 4,709
 Income taxes paid                                              -      164

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

The financial information presented on pages 1 through 8 of this Form 10-Q has been subject to a review by J.D. Cloud & Co. L.L.P., the Company's independent certified public accountants, as described in their report on page 9.

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

Results of operations and cash flows for the three month period ended
March 31, 2000, are not necessarily indicative of the results to be expected for the full year to end December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999 filed with the Commission.

EFFECT OF RECENT ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" established the effective date for the new standard as fiscal years beginning after June 15, 2000.

                       PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements, continued

Currently, the Company does not hold any derivatives or conduct hedging activities as defined by the standard. In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. If the Company had adopted SFAS No. 133 in the first quarter of 2000, the impact would have been limited to transfers, if any, of securities from the held-to-maturity classification to available for sale. The Company is evaluating when to adopt SFAS No. 133 and the desirability of potential investment security reclassifications.

EMPLOYEE STOCK OPTIONS
The Company applies APB No. 25 in accounting for its stock option plans. Had compensation expense for the Company's stock options granted after 1996 been recognized under the methodology prescribed in SFAS No. 123, the Company's net income and earnings per share for the three months ended March 31 would have been impacted as follows: (in thousands, except per share data)

                                                         2000        1999
                                                        ------      ------
        Reported net income                             $1,318      $1,236
        Proforma net income                              1,309       1,230
        Reported earnings per share-
         assuming dilution                                0.41        0.38
        Proforma earnings per share-
         assuming dilution                                0.41        0.38

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

                                         2000             1999
                                         ----             ----
           Banking                    $10,497          $ 9,753
           Trust services                 286              271
           ATM network                    161              142
           Insurance agencies             299              206
                                       ------           ------
                                      $11,243          $10,372
                                       ======           ======

Additional reportable segment information under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" are not applicable since the information as it relates solely to the banking operations would be the same as the consolidated financial statements in all material espects.


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

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
InterCounty Bancshares, Inc.


We have reviewed the accompanying consolidated balance sheets of InterCounty Bancshares, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and cash flows for each of the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999 (presented herein), and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects.





/s/ J.D. Cloud & Co. L.L.P.
Cincinnati, Ohio
May 2, 2000

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation

Net income for the first quarter of 2000 was $1.32 million, an increase of 6.7% from the $1.24 million earned in the first quarter of 1999. Net income per share-basic was $.42, compared to $.39 per share, an increase of 7.7%. The primary reason for the increase in earnings was a 10.1% increase in net interest income during the first quarter of 2000 from the first quarter of 1999. This quarter also showed an increase of 9.1% in non-interest income, a 35.7% increase in provision for loan losses, and a 10.0% increase in non-interest expense above the first quarter of 1999.

Net interest income was $4.75 million, 10.1% above the first quarter of 1999. Average loans increased 13.1%, and average securities decreased 13.5% when compared to the same period last year, which resulted in an increase of 3.3% in average interest-earning assets. Loan growth was concentrated in the average amount of small business loans, up 13.2%, and the average amount of real estate loans, up 21.1%. This change in the mix of the balance sheet increased the tax equivalent yield on interest-earning assets from 7.66% in the first quarter of 1999 to 8.00% in the first quarter of 2000. Average interest-bearing liabilities increased 3.8% to $450.6 million, and their cost increased to 4.55% from 4.46% in the first quarter of 1999. Most of the volume growth in average interest-bearing liabilities was in NOW and money market accounts, a $5.4 million increase, and additional short-term borrowing, an increase of $13.3 million, to fund loan growth. Also, less aggressive bidding on certificates over $100,000 resulted in a decrease of $6.2 million in the average balance. As a result, tax equivalent net interest margin increased from 3.71% in the first quarter of 1999 to 3.95% in the first quarter of 2000.

The provision for loan losses was increased to $475,000 for the first quarter of 2000, compared to $350,000 for the same period in 1999. Net charge-offs for the first quarter of 2000 were .10% of average loans, compared to .07% for the prior year.

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Company at the dates indicated (in thousands):

                                   Mar 31           Dec 31           Mar 31
                                    2000             1999             1999
                                   ------           ------           ------
Loans accounted for on
 non-accrual basis                 $2,785           $  955           $1,230
Accruing loans which are
 past due 90 days or more              89               96              191
Renegotiated loans                      0                0                0
                                    -----            -----            -----
   Total                           $2,874           $1,051           $1,421
                                    -----            -----            -----

As of March 31, 2000, the $2,785,000 in non-accrual loans consisted of twenty-two relationships, eight of which are collateralized with first mortgages, six with second mortgages, two have partial US Department of Agriculture guarantees, two are titled collateral awaiting sale, and the rest are collateralized with general chattel filings on machinery and equipment, crops, fixtures, and additional mortgage positions. All loans are expected to be resolved through term payments or through liquidation of collateral in the normal course of business. The anticipated loss in year 2000 from all but one loan is $55,000. The remaining account is a $1,700,000 loan to Bush Leasing, Inc., a company whose primary owner is George F. Bush, a former director of the Company. Management is unable to determine the potential loss on this account until the recently filed Chapter 11 bankruptcy plan is complete. Projected losses are based on currently available information and actual losses may differ significantly from those discussed above.
Management knows of no other significant potential problem loans. In addition, management has identified five other potential problem loans that total $2.0 million. These are defined as loans that are not included in the non-performing categories at March 31, 2000, but which management, through normal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms.

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


At March 31, 2000, the Company's allowance for loan losses totaled $3.33 million and was allocated primarily to the consumer segment of the loan portfolio.  A similar allocation existed for all other dates presented.  The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated (in thousands):
                                                   Three Months Ended
                                                        March 31
                                                     2000      1999
                                                   ------------------
Balance, beginning of period                        $3,222    $2,641
Charge-offs:
 Commercial                                            259         -
 Residential real estate                                 1        10
 Installment                                           176       284
 Credit Card                                             -         -
 Other                                                   2         3
                                                     -----     -----
    Total                                              438       297
                                                     -----     -----
Recoveries:
 Commercial                                             20         1
 Residential real estate                                 -         -
 Installment                                            56        72
 Credit Card                                             1         -
 Other                                                   -         -
                                                     -----     -----
    Total                                               77        73
                                                     -----     -----
Net Charge-offs                                       (361)     (224)

Provision for loan losses                              475       350
                                                     -----     -----
Balance, end of period                              $3,336    $2,767
                                                     =====     =====

Non-interest income was $1,391,000 for the first quarter of 2000, an increase of 9.1% from the $1,275,000 earned in the first quarter of 1999. Most categories in this section have shown increases. Trust income increased 5.6%, deposit service charges were up 10.0%, insurance agency commissions were up 44.7%, and ATM network fees were up 13.0%. Loan related processing fees were down $51,000 (34.6%) due primarily to a decreased volume in originations of fixed-rate real estate loans in 2000.

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest expense increased 10.0% for the quarter over the same period in 1999. Salaries and benefits increased 12.9% for the quarter due to general wage increases and the increased cost of retirement and medical benefits. Equipment expense increased 15.4% from last year due to the continued upgrade of our computer network. Occupancy expense increased 2.9% for the quarter. Other expense has increased 4.1% from the first quarter of last year.

The Company's effective tax rate decreased to 22.9% during the first quarter of 2000 from 24.8% for the first quarter of 1999, primarily due to increases in tax-free municipal bonds in the securities portfolio.

Performance ratios for the first quarter of 2000 included a return on assets of .99%, and a return on equity of 11.94%, compared to .96% and 11.14%, respectively for the first quarter of 1999.

Financial Condition

The changes that have occurred in InterCounty's financial condition during
2000 are as follows (in thousands):
                             Mar 31     December 31
                              2000         1999         Amount      Percent
                             -------    ------------     ------    --------
Total Assets                $542,190    $542,548       $  (358)         -%
Loans                        358,754     350,955         7,799          2
Loans held for sale            1,622       1,599            23          -
Securities                   147,409     155,027        (7,618)        (5)
Demand deposits               40,142      43,715        (3,573)        (8)
Savings, Now, MMDA deposits  147,248     145,465         1,783          1
CD's $100,000 and over        44,044      40,226         3,818          9
Other time deposits          155,806     150,526         5,280          4
Total deposits               387,240     379,932         7,308          2
Short-term borrowing          26,762      40,358       (13,596)       (34)
Long-term borrowing           80,431      75,431         5,000          7

Although total assets have changed very little during 2000, the balance sheet mix has changed somewhat. The loan portfolio grew $7.8 million since year-end, most of the increase being in small business and real estate loans. The growth was funded through a $7.6 million decrease in the securities portfolio. The securities portfolio has decreased because of maturities of U.S. Agency bonds, sales upon which there was no significant gain or loss, and prepayments of mortgage-backed securities. Deposit growth has occurred in certificates, both large and small, and a small increase in interest-bearing transaction accounts, with a decrease in demand deposits. Short-term borrowing has been reduced as a result of the deposit increases and an additional $5 million in long-term borrowing.

Total assets grew 3.8% from the first quarter 1999, to a total of $542.2 million. Total loans increased to $358.8 million, an increase of 13.2%. Commercial loan average grew $16.8 million (13.2%), real estate loan average grew $17.8 million (21.1%), and these areas continue to provide the majority of increase in the portfolio. The securities portfolio average has decreased $23.4 million (13.5%) from the first quarter of last year because of maturities, sales, and calls of U.S. Agency callable bonds, and prepayments of mortgage-backed securities.

Total deposits increased 3.1% from the first quarter 1999 to $387.2 million. Average non-interest bearing deposits increased 4.8% from last year. Average interest-bearing liabilities grew $16.3 million (3.8%). Average interest-bearing transaction accounts increased $5.4 million (5.2%), average large certificates decreased $6.2 million (13.3%), and average short-term borrowing increased $13.3 million (55.8%). Total equity decreased 1.0% to $44.7 million at March 31, 2000.

At March 31, 2000 and 1999, the Bank had outstanding $86.0 million and $81.0 million, respectively, of total borrowings from the Federal Home Loan Bank
(FHLB). Six million of the borrowings have a one-year maturity and adjust daily at the prime rate. In January 2000, a $30 million fixed-rate note that matures in 2002 was converted to a variable-rate note that adjusts quarterly at the three-month LIBOR rate. At the option of the Company, this note can be prepaid in full or in part on the interest rate adjustment date. The additional $5 million in long-term borrowing was a FHLB fixed-rate note maturing in 2010. At the option of the FHLB, beginning in March 2001, this note can be converted to a variable-rate instrument that adjusts quarterly at the three-month LIBOR rate if that rate equals or exceeds 8.00%.

Book value per share was $14.01 at March 31, 2000 compared to $14.14 at March 31, 1999. Equity to assets was 8.24%, compared to 8.64% at the end of the first quarter last year. These declines are attributable to the general increases in market interest rates and the resulting net unrealized loss on securities available for sale of $3.4 million at March 31, 2000 compared to $271,000 a year ago.

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at March 31, 2000, was 92.6%, compared to 84.4% at the same date in 1999. The increase in this ratio reflects the challenge of attracting deposits while maintaining positive loan growth. Loans to total assets were 66.2% at the end of the first quarter of 2000, compared to 60.7% at the same time last year. Management strives to keep this ratio below 70%. The securities portfolio is 70% "available for sale" securities that are readily marketable. Approximately 86% of the "available for sale" portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the "available for sale" securities could be sold if necessary for liquidity purposes. Management has no immediate plan to sell securities without careful evaluation of the consequences. Also, a stable deposit base, consisting of 89% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has also begun to explore deposit opportunities in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 2000, InterCounty had a total risk-based capital ratio of 14.26%, a Tier 1 risk-based capital ratio of 13.34%, and a Tier 1 leverage ratio of 8.87%.


PART II.  OTHER INFORMATION

                   INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 1999, there have been no material changes in the Company's market risks, which for the Company is primarily interest rate risk.

                          PART II.  OTHER INFORMATION

                  INTERCOUNTY BANCSHARES, INC. and SUBSIDIARIES


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not
         Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three Months Ended
                                       March 31, 2000 and 1999

           15                          Letter of J.D. Cloud & Co. L.L.P.
                                       Independent Certified
                                       Public Accountants,
                                       dated May 3, 2000,
                                       relating to Financial Information

           27                          Financial Data Schedule for
                                       the Three Months Ended
                                       March 31, 2000

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995

     b. The Company was not required to file Form 8-K during the quarter ended March 31, 2000.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant


Date:      May 4, 2000               /s/Charles L. Dehner
                                     --------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer