Form 10-Q
period 2000-06-30
INTERCOUNTY BANCSHARES INC
filed 2000-08-11
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 2000

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of August 1, 2000, was 3,203,784 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             June 30, 2000, December 31, 1999
             and June 30, 1999 . . . . . . . . . . . . . . . . . . . . 1

            Consolidated Statements of Income -
             Three and six Months Ended June 30, 2000
             and 1999. . . . . . . . . . . . . . . . . . . . . . . . . 2

            Consolidated Statements of Comprehensive Income
             and Changes in Shareholders' Equity -
             Six Months Ended June 30, 1999 and 2000 . . . . . . . . .3-4

            Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2000 and 1999  . . . . . . . . .5

            Notes to Consolidated Financial Statements . . . . . . . .6-8

            Independent Accountants' Review Report . . . . . . . . . . 9

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . 10-16

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

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 17

                           Part I - Financial Information
Item 1.  Financial Statements

                    INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
               At June 30, 2000, December 31, 1999 and June 30, 1999
                                     (thousands)
                                      June 30,    December 31,    June 30,
                                        2000          1999          1999
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 19,921      $ 18,813      $ 17,317
 Federal funds sold                        147           283            82
 Interest bearing deposits in banks          1           242            58
                                       -------       -------       -------
   Total cash and cash equivalents      20,069        19,338        17,457

Securities available for sale, at
  market value                         101,438       110,723       121,554
 Securities held to maturity (market
  value-$42,158, $40,412, and $37,717)  44,348        44,304        38,851
                                       -------       -------       -------
   Total securities                    145,786       155,027       160,405

 Loans                                 370,818       350,955       331,830
   Less-allowance for loan losses        3,508         3,222         2,806
                                       -------       -------       -------
   Net loans                           367,310       347,733       329,024
 Loans held for sale                     1,564         1,599         1,286
 Premises and equipment                 11,501        11,745        12,182
 Earned income receivable                4,184         4,321         4,049
 Other assets                            2,864         2,785         2,320
                                       -------       -------       -------
       TOTAL ASSETS                   $553,278      $542,548      $526,723
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 41,026      $ 43,715      $ 41,349
 Savings, NOW, and money market
  deposits                             141,843       145,465       141,792
 Certificates $100,000 and over         43,468        40,226        40,263
 Other time deposits                   162,802       150,526       145,810
                                       -------       -------       -------
   Total deposits                      389,139       379,932       369,214

 Short-term borrowings                  34,802        40,358        35,737
 Long-term debt                         80,431        75,431        75,539
 Other liabilities                       2,929         2,796         3,356
                                       -------       -------       -------
   TOTAL LIABILITIES                   507,301       498,517       483,846
                                       -------       -------       -------


SHAREHOLDERS' EQUITY:
 Preferred shares-no par value,
  authorized 100,000 shares; none
  issued
 Common shares-no par value,
  authorized 6,000,000 shares;
  issued 3,818,950 shares                1,000         1,000         1,000
 Surplus                                 8,080         7,921         7,520
 Unearned ESOP shares, at cost            (406)         (405)         (512)
 Retained earnings                      44,760        43,119        41,167
 Accumulated other comprehensive
  income (loss), net of taxes           (3,135)       (3,331)       (2,126)
 Treasury shares, at cost, 615,166
  shares at June 30, 2000; 630,636
  at December 31, 1999; 674,606 shares
  at June 30, 1999                      (4,322)       (4,273)       (4,172)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           45,977        44,031        42,877
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $553,278      $542,548      $526,723
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

                                    -1-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                    INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                    (thousands, except shares and per share data)
                                     (unaudited)
                                      Three Months Ended   Six Months Ended
                                            June 30            June 30
                                      ------------------   ----------------
                                      2000        1999      2000       1999
INTEREST INCOME:
 Interest and fees on loans          $ 7,794    $6,754    $15,283    $13,305
 Interest on securities
  available for sale:
  Taxable                              1,607     1,895      3,271      3,845
  Non-taxable                            108       112        216        220
 Interest on securities held
  to maturity - non-taxable              575       484      1,155        942
 Interest on deposits in banks             2         2          8          4
 Interest on federal funds sold           13         9         18         34
                                      ------     -----     ------     ------
     TOTAL INTEREST INCOME            10,099     9,256     19,951     18,350
                                      ------     -----     ------     ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                  997       929      1,959      1,842
 Interest on time certificates
  $100,000 and over                      633       565      1,189      1,175
 Interest on other deposits            2,208     1,900      4,207      3,872
 Interest on short-term borrowings       460       312        976        570
 Interest on long-term debt            1,150     1,038      2,216      2,062
                                      ------     -----     ------     ------
     TOTAL INTEREST EXPENSE            5,448     4,744     10,547      9,521
                                      ------     -----     ------     ------
     NET INTEREST INCOME               4,651     4,512      9,404      8,829
PROVISION FOR LOAN LOSSES                375       350        850        700
                                      ------     -----     ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES        4,276     4,162      8,554      8,129
                                      ------     -----     ------     ------
NON-INTEREST INCOME:
 Trust services                          338       292        624        563
 Service charges on deposits             460       373        839        718
 Other service charges and fees           81        95        169        182
 ATM network fees                        175       177        336        319
 Insurance agency commissions            334       251        633        458
 Securities gains                          -        21          -         21
 Other                                   189       260        367        483
                                      ------     -----     ------     ------
     TOTAL NON-INTEREST INCOME         1,577     1,469      2,968      2,744
                                      ------     -----     ------     ------

NON-INTEREST EXPENSES:
 Salaries                              1,623     1,583      3,340      3,132
 Employee benefits                       321       263        646        523
 Equipment                               586       526      1,149      1,013
 Occupancy                               218       208        432        417
 State franchise tax                     101       105        239        261
 Marketing                                98        72        154        141
 Other                                 1,002       943      1,949      1,811
                                       -----     -----     ------     ------
     TOTAL NON-INTEREST EXPENSE        3,949     3,700      7,909      7,298
                                       -----     -----     ------     ------

     INCOME BEFORE INCOME TAX          1,904     1,931      3,613      3,575
     PROVISION FOR INCOME TAX            371       485        762        893
                                       -----     -----     ------     ------
     NET INCOME                       $1,533    $1,446     $2,851     $2,682
                                       =====     =====      =====      =====

Basic earnings per common share       $ 0.48    $ 0.46     $ 0.90     $ 0.85
Diluted earnings per common share       0.48      0.45       0.89       0.83
Dividends declared per common share     0.19      0.17       0.38       0.34

AVERAGE SHARES OUTSTANDING:
 To compute basic earnings
  per common share                 3,177,706 3,164,687  3,176,384  3,163,925
 To computed diluted earnings
  per common share                 3,206,382 3,241,716  3,210,716  3,241,413


The accompanying notes to financial statements are an integral part of these statements.

                                    -2-

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                                      INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY
                                           (thousands, except per share data)
                                                      (unaudited)
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost      Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity         Income
Balance January 1, 1999 $1,000  $7,368   $(511)     $36,678     $  188            $44,723

Comprehensive
 Income:
   Net income                                         2,682                         2,682        $2,682

   Net unrealized (losses)
    on securities available
    for sale (net of taxes
    of $237)                                                    (2,300)            (2,300)       (2,300)
   Reclassification adjustment
    for net realized gain on
    sale of available-for-sale
    securities included in net
    income (net of taxes of $7)                                    (14)               (14)          (14)
                                                                                                  -----
Total comprehensive income                                                                       $  368
                                                                                                  =====
Dividends declared
 ($0.34 per share)                                   (1,071)                       (1,071)
Treasury shares purchased                            (1,360)                       (1,360)
Stock options exercised            109                   66                           175
ESOP shares earned                  43     (1)                                         42
                         -----   -----    ---        ------      -----             ------
Balance June 30, 1999   $1,000  $7,520  $(512)      $36,995    $(2,126)           $42,877
                         =====   =====    ===        ======      =====             ======

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                             INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                                  (thousands, except per share data)
                                                 (unaudited)
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost       Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity          Income
Balance January 1, 2000 $1,000  $7,921  $(405)      $38,846       $(3,331)       $44,031

Comprehensive
 Income:
   Net income                                         2,851                        2,851         $2,851

   Net unrealized gains
    on securities available
    for sale (net of taxes
    of $102)                                                          196            196            196
                                                                                                  -----
Total comprehensive income                                                                       $3,047
                                                                                                  =====
Dividends declared
 ($0.38 per share)                                   (1,210)                      (1,210)
Treasury shares purchased                              (221)                        (221)
Stock options exercised            133                  172                          305
ESOP shares earned                  26    (1)                                        25
                         -----   -----   ---         ------         -----         ------
Balance June 30, 2000   $1,000  $8,080 $(406)       $40,438       $(3,135)       $45,977
                         =====   =====   ===         ======         =====         ======

                                            -4-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                     INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Six Months Ended
                                                              June 30
                                                        ------------------
                                                            2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  2,851   $  2,682
  Adjustments for non-cash items -
   Depreciation and amortization                              733        618
   Provision for loan losses                                  850        700
   Net realized gains on securities available for sale          -        (21)
   Net premium amortization of securities
    available for sale                                         60        198
   Net discount accretion of securities held to maturity      (44)        (1)
   Decrease in mortgage loans held for sale                    35      4,348
   Decrease in income receivable                              137        197
   Decrease (increase) in other assets                       (181)       164
   Increase in interest payable                               201         63
   Increase in income taxes payable                           286        143
   Decrease in other accrued expenses                        (258)      (300)
   FHLB stock dividends                                      (198)      (176)
   ESOP shares earned                                          25         40
                                                           ------     ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           4,497      8,655
                                                           ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                  4,770     20,322
 Proceeds from sales of securities available for sale       4,951      6,357
 Purchases of securities available for sale                     -    (11,992)
 Proceeds from maturities of securities held to
  maturity                                                      -      1,000
 Purchases of securities held to maturity                       -     (3,018)
 Net increase in loans                                    (20,427)   (27,253)
 Purchases of premises and equipment                         (489)    (1,341)
                                                           ------    -------
     NET CASH USED IN INVESTING ACTIVITIES                (11,195)   (15,925)
                                                          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                        9,207     (5,006)
 Net increase (decrease) in short-term borrowings          (5,556)    13,035
 Additions to long-term debt                                5,000          -
 Cash dividends paid                                       (1,143)      (950)
 Proceeds from stock options exercised                        142         88
 Purchase of treasury shares                                 (221)    (1,359)
                                                           ------     ------

     NET CASH PROVIDED BY FINANCING ACTIVITIES              7,429      5,808
                                                           ------     ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                  731     (1,462)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           19,338     18,919
                                                           ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 20,069    $17,457
                                                           ======     ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 10,346    $ 9,458
 Income taxes paid                                            604        807

The accompanying notes to financial statements are an integral part of these statements.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements

                       INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARY

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

Results of operations and cash flows for the six month period ended
June 30, 2000, are not necessarily indicative of the results to be expected for the full year to end December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999 filed with the Commission.

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

                                   Three Months Ended   Six Months Ended
                                        June 30             June 30
                                    2000      1999       2000      1999
                                   ------------------ ------------------
   Reported net income             $1,533    $1,466     $2,851    $2,682
   Proforma net income              1,516     1,440      2,824     2,671
   Reported earnings per share-
    assuming dilution                 .48       .45        .89       .83
   Proforma earnings per share-
    assuming dilution                 .48       .44        .89       .82


SEGMENTS
The Company has four principal business units that offer different products and services. They are managed separately for various reasons including differing technologies, marketing strategies, and regulations. Revenues from these business segments were as follows: (thousands)

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements (Continued)

                                    Three Months Ended      Six Months Ended
                                         June 30                June 30
                                      2000      1999        2000       1999
                                    ------------------     -----------------
          Banking                   $10,829     $ 9,984     $21,326  $19,733
          Trust services                338         292         624      563
          ATM network                   175         177         336      319
          Insurance agencies            334         251         633      458
                                     ------      ------      ------   ------
                                    $11,676     $10,704     $22,919  $21,073
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

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
InterCounty Bancshares, Inc.


We have reviewed the accompanying consolidated balance sheets of InterCounty Bancshares, Inc. and subsidiaries as of June 30, 2000 and 1999, the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2000 and 1999, and the related consolidated statements of comprehensive income and changes in shareholders' equity, and cash flows for each of the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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





/s/ J.D. Cloud & Co. L.L.P.
Cincinnati, Ohio
August 8, 2000

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS
Net income for the second quarter of 2000 was $1.53 million, an increase of 6.0% from the $1.45 million earned in the second quarter of 1999. Net income per share-basic was $.48, compared to $.46 per share, an increase of 4.3%. The primary reason for the increase in earnings was a 3.1% increase in net interest income during the second quarter of 2000 from the second quarter of 1999. This quarter also showed an increase of 7.3% in non-interest income, a 7.2% increase in provision for loan losses, and a 6.7% increase in non-interest expense from the second quarter of 1999.

Net income for the first six months of 2000 was $2.85 million, an increase of 6.3% from the $2.68 million earned in the first six months of 1999. Basic net income per share also increased 5.9% to $.90 from $.85.

Net interest income was $4.65 million, 3.1% above the second quarter of 1999. Average loans increased 12.5%, and average securities decreased 13.5% when compared to the same period last year, which resulted in an increase of 3.6% in average interest-earning assets. Loan growth was concentrated in the average amount of small business loans, up 11.0%, and the average amount of real estate loans, up 23.4%. This change in the mix of the balance sheet increased the tax equivalent yield on interest-earning assets from 7.72% in the second quarter of 1999 to 8.08% in the second quarter of 2000. Average interest-bearing liabilities increased 4.3% to $455.9 million, and their cost increased to 4.81% from 4.40% in the second quarter of 1999. Most of the volume growth in average interest-bearing liabilities was in retail certificates of deposit, an $11.9 million increase, and additional long-term borrowing, an increase of $5.0 million, to fund loan growth. As a result, tax equivalent net interest margin decreased slightly from 3.84% in the second quarter of 1999 to 3.82% in the second quarter of 2000.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net interest income for the first six months of 2000 increased 6.5% from the same period last year. Average interest-earning assets increased 3.5% from last year, and the tax equivalent yield on these increased from 7.66% to 8.04%. Interest-bearing liabilities increased 4.1%, while the cost increased from 4.41% to 4.68%. Tax equivalent net interest margin has averaged 3.88% in 2000 versus 3.76% in 1999.

The provision for loan losses was increased to $375,000 for the second quarter of 2000, compared to $350,000 for the same period in 1999. Net charge-offs for the second quarter of 2000 were .06% of average loans, compared to .10% for the prior year. The provision for loan losses year-to-date 2000 was $850,000, compared to $700,000 for the same period in 1999. Net charge-offs year-to-date 2000 were .16% of average loans, compared to .17% for the prior year. The increase in the provision is the result of the Company's continued loan growth.

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

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Company at the dates indicated (in thousands):

                                  June 30        December 31      June 30
                                    2000            1999            1999
                                  -------        -----------      -------
Loans accounted for on
 non-accrual basis                 $3,047        $  955           $576
Accruing loans which are
 past due 90 days or more             608            96             93
Renegotiated loans                      -             -              -
                                    -----         -----            ---
   Total                           $3,655        $1,051           $669
                                    =====         =====            ===

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of June 30, 2000, the $3,047,000 in non-accrual loans consisted of twenty-nine relationships, twenty of which are collateralized with either a first or second mortgage. Two of the remaining relationships have partial FSA and US Department of Agriculture government guarantees, nine are collateralized with titled vehicles awaiting sale and the remaining are collateralized with general chattel filings on machinery/equipment, fixtures and crops. All loans are expected to be resolved through term payments or through liquidation of collateral in the normal course of business. The anticipated loss in the year 2000 from all but one loan is $139,000. The remaining account is a $1,500,000 loan to Bush Leasing, Inc., a company whose primary owner is George F. Bush, a former director of the Company. Management is unable to determine the potential loss on this account until the Chapter 11 bankruptcy plan is complete.

Projected losses are based on currently available information and actual losses may differ significantly from those discussed above. In addition, management has identified two other potential problem loans that total $779,000. These loans, which are not included in the non-performing categories at June 30, 2000, are defined as loans about which management, through normal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms. Management knows of no other significant potential problem loans.

At June 30, 2000, the Company's allowance for loan losses totaled $3.51 million. The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated (in thousands):

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                                        Six Months Ended
                                            June 30
                                        ----------------
                                         2000      1999
Balance, beginning of period            $3,222    $2,641
Charge-offs:
 Commercial                                401       136
 Residential real estate                     2        10
 Installment                               318       514
 Credit Card                                 -         -
 Other                                       2         5
                                         -----     -----
    Total                                  723       665
Recoveries:
 Commercial                                 44         8
 Residential real estate                     -        10
 Installment                               113       110
 Credit Card                                 1         1
 Other                                       1         1
                                         -----     -----
    Total                                  159       130
                                         -----     -----
Net Charge-offs                           (564)     (535)

Provision for loan losses                  850       700
                                         -----     -----
Balance, end of period                  $3,508    $2,806
                                         =====     =====

Non-interest income was $1.58 million for the second quarter of 2000, an increase of 7.3% from the $1.47 million earned in the second quarter of 1999. Most categories in this section have shown increases. Trust income increased 15.7%, deposit service charges were up 23.4%, and insurance agency commissions were up 32.8%. Loan related processing fees were down $85,000 (45.5%) due primarily to a decreased volume in originations of fixed-rate real estate loans in 2000, and an experience-related rebate on credit life insurance sales of $60,000 received in 1999. For the first half of 2000 non-interest income was up 8.2% from the same period in 1999.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Non-interest expense increased 6.7% for the quarter over the same period in 1999. Salaries and benefits increased 5.3% for the quarter due to general wage increases and the increased cost of retirement and medical benefits. Equipment expense increased 11.5% from last year due to the continued upgrade of our computer network. Occupancy expense increased 4.8% for the quarter. Other expense has increased 7.1% from the second quarter of last year. For the first six months of the year total non-interest expense was up 8.4% from the same period last year.

The Company's effective tax rate decreased to 19.5% during the second quarter of 2000 from 25.1% for the second quarter of 1999, primarily due to increases in tax-free municipal bonds in the securities portfolio.

Performance ratios for the second quarter of 2000 included a return on assets of 1.13%, and a return on equity of 13.73%, compared to 1.10% and 12.84%, respectively for the second quarter of 1999. Performance ratios for the first half of 2000 included a return on assets of 1.06%, and a return on equity of 12.84%, compared to 1.04% return on assets and 12.02% return on equity for the first half of 1999.

FINANCIAL CONDITION
The changes that have occurred in InterCounty's financial condition during 2000 are as follows (in thousands):

                                                                 Change
                                  June 30    December 31    -----------------
                                   2000         1999         Amount   Percent
                                  -------    -----------     ------   -------
Total Assets                      $553,278   $542,548      $10,730       2%
Loans                              370,818    350,955       19,863       6
Securities                         145,786    155,027       (9,241)     (6)
Demand deposits                     41,026     43,715       (2,689)     (6)
Savings, Now, MMDA deposits        141,843    145,465       (3,622)     (2)
CD's $100,000 and over              43,468     40,226        3,242       8
Other time deposits                162,802    150,526       12,276       8
Total deposits                     389,139    379,932        9,207       2
Short-term borrowing                34,802     40,358       (5,556)    (14)
Long-term borrowing                 80,431     75,431        5,000       7

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Although total assets have increased slightly during 2000, the balance sheet mix has changed somewhat. The loan portfolio grew $19.9 million since year-end, most of the increase being in small business and real estate loans. The growth was funded through a $9.2 million decrease in the securities portfolio and a $9.2 million increase in deposits. The securities portfolio has decreased because of maturities of U.S. Agency bonds and prepayments of mortgage-backed securities. Deposit growth has occurred in both large and small certificates, with a decrease in interest-bearing transaction accounts and demand deposits. Short-term borrowing has been reduced as a result of an additional $5 million in long-term borrowing.

Total assets grew 5.0% from June 30, 1999, to a total of $553.3 million.
Total loans increased to $370.8 million, an increase of 11.7% from June 30, 1999. Year to date average commercial loans grew $15.8 million (12.1%), and average real estate loans grew $19.0 million (22.2%) from the averages for the first six months of 1999. These areas continue to provide the majority of increase in the portfolio. The securities portfolio average has decreased $23.1 million (13.5%) from the first six months of last year because of maturities, sales, and calls of U.S. Agency callable bonds, and prepayments of mortgage-backed securities.

Total deposits increased 5.4% to $389.1 million from June 30, 1999. Average non-interest bearing deposits increased 1.3% from the average for the first six months of last year. Average interest-bearing liabilities grew $17.7 million (4.1%) comparing the first six months of 2000 to the first six months of 1999. Average interest-bearing transaction accounts increased $3.6 million (3.4%), and average large certificates decreased $3.0 million (6.7%) comparing the same six month periods. Average total equity decreased 1.0% to $44.6 million from the first six months of last year.

At June 30, 2000 and 1999, the Company had outstanding $86.0 million and $81.0 million, respectively, of total borrowings from the Federal Home Loan Bank
(FHLB). Of the borrowings at June 30, 2000, $6.0 million have a one-year maturity and adjust daily at the prime rate. In January 2000, a $30 million fixed-rate note that matures in 2002 was converted to a variable-rate note that adjusts quarterly at the three-month LIBOR rate. At the option of the Company, this note can be prepaid in full or in part on the interest rate adjustment date. The additional $5 million in long-term borrowing was a FHLB fixed-rate note maturing in 2010. At the option of the FHLB, beginning in March 2001, this note can be converted to a variable-rate instrument that adjusts quarterly at the three-month LIBOR rate if that rate equals or exceeds 8.00%.

Book value per share was $14.35 at June 30, 2000 compared to $13.64 at June 30, 1999. Equity to assets was 8.31%, compared to 8.14% at the end of the second quarter last year.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at June 30, 2000, was 95.7%, compared to 90.2% at the same date in 1999. The increase in this ratio reflects the challenge of
attracting deposits while maintaining positive loan growth.   Loans to total
assets were 67.0% at the end of the second quarter of 2000, compared to 63.0% at the same time last year. Management strives to keep this ratio below 70%. The securities portfolio is 70% "available for sale" securities that are readily marketable. Approximately 91% of the "available for sale" portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the "available for sale" securities could be sold if necessary for liquidity purposes. Since unrealized losses may be triggered, management has no immediate plan to sell securities without careful evaluation of the consequences. Also, a stable deposit base, consisting of 89% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has also begun to explore deposit opportunities in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 2000, InterCounty had a total risk-based capital ratio of 14.35%, a Tier 1 risk-based capital ratio of 13.39%, and a Tier 1 leverage ratio of 8.88%.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

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

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 18, 2000, the Annual Meeting of the shareholders of the Company was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 2002 by the votes indicated:

                                         FOR            WITHHELD
       Charles L. Dehner              2,380,197             0
       Georgia H. Miller              2,378,197           2,000
       Timothy L. Smith               2,380,197             0

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three and Six Months
                                       Ended June 30, 2000 and 1999

           15                          Letter of J.D. Cloud & Co. L.L.P.
                                       Independent Certified
                                       Public Accountants,
                                       dated August 8, 2000,
                                       relating to Financial Information

           27                          Financial Data Schedule for
                                       the Six Months Ended
                                       June 30, 2000.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. The Company was not required to file Form 8-K during the quarter ended June 30, 2000.
                                     -17-

                         PART II.  OTHER INFORMATION

                  INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant

Date: August 11, 2000                /s/ Charles L. Dehner
                                     -----------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer