Form 10-Q
period 2000-09-30
INTERCOUNTY BANCSHARES INC
filed 2000-11-15
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended September 30, 2000

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of November 1, 2000, was 3,204,984 shares.

                         INTERCOUNTY BANCSHARES, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             September 30, 2000, December 31, 1999
             and September 30, 1999  . . . . . . . . . . . . . . . . . 1

            Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 2000
             and 1999. . . . . . . . . . . . . . . . . . . . . . . . . 2

            Consolidated Statements of Comprehensive Income
             and Changes in Shareholders' Equity -
             Nine Months Ended September 30, 1999 and 2000 . . . . . .3-4

            Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2000 and 1999  . . . . . .5

            Notes to Consolidated Financial Statements . . . . . . . .6-9

            Independent Accountants' Review Report . . . . . . . . . . 10

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . 11-16

      Item 3.  Quantitative and Qualitative Disclosures
                about Market Risks. . . . . . . . . . . . . . . . . .16-17


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . 18

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . 18

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . 18

      Item 4.  Submission of Matters to a Vote of Security Holders . . 18

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . 18

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 18

                           Part I - Financial Information
Item 1.  Financial Statements

                    INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
            At September 30, 2000, December 31, 1999 and September 30, 1999
                                     (thousands)
                                    September 30,  December 31, September 30,
                                        2000          1999          1999
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 16,566      $ 18,813      $ 21,071
 Federal funds sold                     13,038           283           620
 Interest bearing deposits in banks         77           242            14
                                       -------       -------       -------
   Total cash and cash equivalents      29,681        19,338        21,705

Securities available for sale, at
  market value                          97,161       110,723       107,544
 Securities held to maturity (market
  value-$42,454, $40,412, and $39,631)  44,361        44,304        42,103
                                       -------       -------       -------
   Total securities                    141,522       155,027       149,647

 Loans                                 374,158       350,955       339,980
   Less-allowance for loan losses        4,002         3,222         3,071
                                       -------       -------       -------
   Net loans                           370,156       347,733       336,909
 Loans held for sale                     1,556         1,599         1,445
 Premises and equipment                 11,267        11,745        12,028
 Earned income receivable                4,528         4,321         4,070
 Other assets                           12,203         2,785         2,396
                                       -------       -------       -------
       TOTAL ASSETS                   $570,913      $542,548      $528,200
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 37,530      $ 43,715      $ 42,829
 Savings, NOW, and money market
  deposits                             151,623       145,465       151,284
 Certificates $100,000 and over         44,852        40,226        40,851
 Other time deposits                   170,767       150,526       148,561
                                       -------       -------       -------
   Total deposits                      404,772       379,932       383,525

 Short-term borrowings                  36,159        40,358        22,236
 Long-term debt                         80,431        75,431        75,539
 Other liabilities                       2,382         2,796         3,143
                                       -------       -------       -------
   TOTAL LIABILITIES                   523,744       498,517       484,443
                                       -------       -------       -------



SHAREHOLDERS' EQUITY:
 Preferred shares-no par value,
  authorized 100,000 shares; none
  issued
 Common shares-no par value,
  authorized 6,000,000 shares;
  issued 3,818,950 shares                1,000         1,000         1,000
 Surplus                                 8,093         7,921         7,720
 Unearned ESOP shares, at cost            (407)         (405)         (512)
 Retained earnings                      44,021        43,119        42,012
 Accumulated other comprehensive
  income (loss), net of taxes           (1,224)       (3,331)       (2,484)
 Treasury shares, at cost, 613,966
  shares at September 30, 2000; 630,636
  at December 31, 1999; 643,306 shares
  at September 30, 1999                 (4,314)       (4,273)       (3,979)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           47,169        44,031        43,757
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $570,913      $542,548      $528,200
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

                                    -1-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                    INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                    (thousands, except shares and per share data)
                                     (unaudited)
                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                      ------------------   ----------------
                                      2000        1999      2000       1999
INTEREST INCOME:
 Interest and fees on loans          $ 8,118    $7,059    $23,401    $20,364
 Interest on securities
  available for sale:
  Taxable                              1,687     1,748      4,957      5,593
  Non-taxable                            108       108        325        328
 Interest on securities held
  to maturity - non-taxable              568       485      1,722      1,427
 Interest on deposits in banks             1         5         10         10
 Interest on federal funds sold           43        25         61         58
                                      ------     -----     ------     ------
     TOTAL INTEREST INCOME            10,525     9,430     30,476     27,780
                                      ------     -----     ------     ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                1,048       949      3,007      2,791
 Interest on time certificates
  $100,000 and over                      722       550      1,911      1,725
 Interest on other deposits            2,501     1,879      6,708      5,751
 Interest on short-term borrowings       548       321      1,523        891
 Interest on long-term debt            1,194     1,048      3,411      3,110
                                      ------     -----     ------     ------
     TOTAL INTEREST EXPENSE            6,013     4,747     16,560     14,268
                                      ------     -----     ------     ------
     NET INTEREST INCOME               4,512     4,683     13,916     13,512
PROVISION FOR LOAN LOSSES                725       350      1,575      1,050
                                      ------     -----     ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES        3,787     4,333     12,341     12,462
                                      ------     -----     ------     ------
NON-INTEREST INCOME:
 Trust services                          333       314        957        876
 Service charges on deposits             463       389      1,302      1,107
 Other service charges and fees           81       101        250        283
 ATM network fees                        187       201        523        520
 Insurance agency commissions            227       244        859        701
 Securities losses, net               (2,070)     (390)    (2,070)      (368)
 Other                                   192       186        560        670
                                      ------     -----     ------     ------
     TOTAL NON-INTEREST INCOME          (587)    1,045      2,381      3,789
                                      ------     -----     ------     ------

NON-INTEREST EXPENSES:
 Salaries                              1,435     1,638      4,775      4,770
 Employee benefits                       229       279        875        801
 Equipment                               543       512      1,692      1,525
 Occupancy                               214       206        646        623
 State franchise tax                     119       130        358        391
 Marketing                               112       101        266        242
 Other                                   984       907      2,933      2,720
                                       -----     -----     ------     ------
     TOTAL NON-INTEREST EXPENSE        3,636     3,773     11,545     11,072
                                       -----     -----     ------     ------

     INCOME BEFORE INCOME TAX           (436)    1,605      3,177      5,179
     INCOME TAX (BENEFIT) PROVISION     (304)      225        458      1,117
                                       -----     -----     ------     ------
     NET INCOME                       $ (132)   $1,380    $ 2,719    $ 4,062
                                       =====     =====      =====     ======

Basic earnings per common share       $(0.04)   $ 0.44     $ 0.85     $ 1.29
Diluted earnings per common share      (0.04)     0.43       0.84       1.26
Dividends declared per common share     0.19      0.17       0.57       0.51

AVERAGE SHARES OUTSTANDING:
 To compute basic earnings
  per common share                 3,192,988 3,136,419  3,194,260  3,154,657
 To compute diluted earnings
  per common share                 3,207,656 3,206,239  3,206,367  3,228,350


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
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost      Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity         Income
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
                         =====   =====    ===        ======      =====             ======

                                            -3-

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                             INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                                  (thousands, except per share data)
                                                 (unaudited)
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost       Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity          Income
Balance January 1, 2000 $1,000  $7,921  $(405)      $38,846       $(3,331)       $44,031

Comprehensive
 Income:
   Net income                                         2,719                        2,719         $2,719

   Net unrealized gains
    on securities available
    for sale (net of taxes
    of $382)                                                          741            741            741

   Reclassification
    Adjustment for net
    realized loss on sale
    of available-for-sale
    securities included in
    net income (net of
    tax benefit of $704)                                            1,366          1,366          1,366
                                                                                                  -----
Total comprehensive income                                                                       $4,826
                                                                                                  =====

Dividends declared
 ($.57 per share)                                    (1,817)                      (1,817)
Treasury shares purchased                              (221)                        (221)
Stock options exercised            130                  180                          310
ESOP shares earned                  42    (2)                                         40
                         -----   -----   ---         ------         -----         ------
Balance
 September 30, 2000     $1,000  $8,093 $(407)       $39,707       $(1,224)       $47,169
                         =====   =====   ===         ======         =====         ======

                                            -4-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                     INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                            2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 2,719    $  4,062
  Adjustments for non-cash items -
   Depreciation, amortization and accretion                1,129       1,202
   Provision for loan losses                               1,575       1,050
   Net realized losses on securities available for sale    2,070         368
   Decrease in mortgage loans held for sale                   43       4,189
   Increase (decrease) in income receivable                 (207)        176
   Decrease (increase) in other assets                      (503)        273
   Increase in interest payable                              381         164
   Decrease in income taxes payable                         (303)       (151)
   Decrease in other accrued expenses                       (398)       (132)
   FHLB stock dividends                                     (306)       (276)
   ESOP shares earned                                         40          63
                                                          ------      ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          6,240      10,988
                                                          ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                 7,117      23,603
 Proceeds from sales of securities available for sale     40,998      23,040
 Purchases of securities available for sale              (33,195)    (18,832)
 Proceeds from maturities of securities held to
  maturity                                                     -       1,000
 Purchases of securities held to maturity                      -      (6,278)
 Net increase in loans                                   (23,998)    (35,488)
 Purchase of bank-owned life insurance policies          (10,000)          -
 Purchases of premises and equipment                        (638)     (1,512)
                                                          ------     -------
     NET CASH USED IN INVESTING ACTIVITIES               (19,716)    (14,467)
                                                         -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                 24,840       9,305
 Net decrease in short-term borrowings                    (4,199)       (466)
 Advances of long-term debt                                5,000           -
 Cash dividends paid                                      (1,750)     (1,480)
 Proceeds from stock options exercised                       149         265
 Purchase of treasury shares                                (221)     (1,359)
                                                          ------      ------

     NET CASH PROVIDED BY FINANCING ACTIVITIES            23,819       6,265
                                                          ------      ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              10,343       2,786

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          19,338      18,919
                                                          ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $29,681     $21,705
                                                          ======      ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $16,179     $14,104
 Income taxes paid                                           888       1,317

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

The financial information presented on pages 1 through 9 of this Form 10-Q has been subject to a review by J.D. Cloud & Co. L.L.P., the Company's independent certified public accountants, as described in their report on page 10.

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

Results of operations and cash flows for the nine month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year to end December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999 filed with the Commission.

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

                       PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements, continued

Currently, the Company does not hold any derivatives or conduct hedging activities as defined by the standard. In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. If the Company had adopted SFAS No. 133 in the first three quarters of 2000, the impact would have been limited to transfers, if any, of securities from the held-to-maturity classification to available for sale. The Company is evaluating when to adopt SFAS No. 133 and the desirability of potential investment security reclassifications.

ALLOWANCE FOR LOAN LOSSES

At September 30, 2000, the Company's allowance for loan losses totaled
$4.0 million.  The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated (in thousands):
                                        Nine Months Ended
                                            September 30
                                        ----------------
                                         2000      1999
Balance, beginning of period            $3,222    $2,641
Charge-offs:
 Commercial                                447       146
 Residential real estate                     2        10
 Installment                               536       652
 Credit Card                                 -         -
 Other                                      21         7
                                         -----     -----
    Total                                1,006       815
Recoveries:
 Commercial                                 52        14
 Residential real estate                     -        10
 Installment                               157       167
 Credit Card                                 1         2
 Other                                       1         2
                                         -----     -----
    Total                                  211       195
                                         -----     -----
Net Charge-offs                           (795)     (620)

Provision for loan losses                1,575     1,050
                                         -----     -----
Balance, end of period                  $4,002    $3,071
                                         =====     =====

                       PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements, continued

Loans on which the accrual of interest had been discontinued amounted to $2,771,000 at September 30, 2000 and $955,000 at December 31, 1999.

As of September 30, 2000 the $2,771,000 in non-accrual loans consisted of twenty-two relationships, seventeen of which are collateralized with mortgages on real estate. Two of the relationships have partial Farm
Service Agency and US Department of Agriculture government guarantees, a titled unit collateralizes one, and the remaining are collateralized with general chattel filings on machinery, equipment, inventory and fixtures. Management expects all loans to be resolved through term payments or through liquidation of collateral in the normal course of business. Management anticipates a loss in the year 2000 from all but one loan is $246,000. The remaining account is a $1,300,000 loan to Bush Leasing, Inc., a company whose primary owner is George F. Bush, a former director of the company. The servicing of this account has been outsourced and management is unable to determine the potential loss on this account until the customer receivables have been accurately recorded.

Projected losses are based on currently available information and actual losses may differ significantly from those discussed above. In addition, management has identified three other potential problem loans which are not included in the non-performing categories at September 30, 2000.
Two of these loans total $766,000. These loans are defined as loans about which management, through normal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms. In addition, the third identified problem loan results from management becoming aware of business problems being experienced by a longstanding Bank customer. The customer has outstanding loan balances with the Bank of approximately $6.1 million, $4.3 million of which has an 80% guarantee by a U.S. Government agency. Several meetings have taken place with the customer with the intent of restructuring a portion of the debt.
Due to the early stages of this situation, a loss, if any, to the Bank cannot be determined.

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

                       PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements, continued

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                    2000      1999       2000      1999
                                   ------------------ ------------------
   Reported net income             $(132)    $1,380     $2,719    $4,062
   Proforma net income                        1,375      2,677     4,046
   Reported earnings per share-
    assuming dilution               (0.04)     0.43       0.84      1.26
   Proforma earnings per share-
    assuming dilution               (0.05)     0.43       0.84      1.25


SEGMENTS
The Company has four principal business units that offer different products and services. They are managed separately for various reasons including differing technologies, marketing strategies, and regulations. Revenues, excluding security losses, from these business segments were as follows:
(thousands)

                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                      2000      1999        2000       1999
                                    ------------------     -----------------
          Banking                   $11,261    $10,105     $32,588  $29,840
          Trust services                333        314         957      876
          ATM network                   187        201         523      520
          Insurance agencies            227        244         859      701
                                     ------     ------      ------   ------
                                    $12,008    $10,864     $34,927  $31,937
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

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
InterCounty Bancshares, Inc.


We have reviewed the accompanying consolidated balance sheets of InterCounty Bancshares, Inc. and subsidiaries as of September 30, 2000 and 1999, the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2000 and 1999, and the related consolidated statements of comprehensive income and changes in shareholders' equity, and cash flows for each of the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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





/s/ J.D. Cloud & Co. L.L.P.
Cincinnati, Ohio
November 13, 2000

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

RESULTS OF OPERATIONS
During the third quarter of 2000 InterCounty Bancshares, Inc. recorded a net loss of $132,000, compared to net income of $1,380,000 earned during the third quarter of 1999. Net loss per share was $.04 for the quarter, compared to $.44 net income per share for the same quarter last year.

In the last few days of the month of September 2000, the Company restructured a portion of its securities portfolio and increased its provision for loan losses. Both of these items had a significant negative impact on Company third quarter net income and year 2000 net income.

The restructuring of the securities portfolio involved the sale of $38.0 million of long-term fixed-rate securities with a weighted average life of
7.3 years and a weighted average yield of 6.27%, resulting in an after-tax loss of $1.37 million. A portion of the proceeds of the sale, $33.2 million, was reinvested in similar securities with a weighted average life of 5.3 years and a weighted average yield of 7.33%. Another $10 million was used to purchase Bank Owned Life Insurance (BOLI) with a cash surrender value that increases during the first year at a tax-equivalent yield of 9.97% and increases during future years at an adjustable rate.

The restructuring is expected to increase pre-tax income by $542,000 in 2001 and continue to increase earnings in future years. Another important result of the restructuring was to reduce the interest rate risk of The National Bank and Trust Company (Bank), the Company's wholly owned subsidiary, by shortening the weighted average maturity of the Bank's assets and reducing the fixed rate assets with maturities over five years as a percentage of total assets from 31.8% on June 30, 2000 to 25.5% on September 30, 2000.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Additionally, the Bank has become aware of business problems being experienced by a longstanding Bank customer. The customer has outstanding loan balances with the Bank of approximately $6.1 million, $4.3 million of which has an 80% guarantee by a U.S. Government agency. Repayment of the portion of the $4.3 million loan that is not guaranteed and the other $1.8 million loan is uncertain. Although interest payments on the loans are current, the Bank does not anticipate collecting all amounts due under the contractual terms of the loan agreements. The Bank has recorded a $725,000 provision for loan losses in the third quarter, a portion of which has been recorded in anticipation of potential losses on these loans. Due to the early stage of this situation, the ultimate loss to the Bank, if any, cannot be determined.

Net interest income decreased 3.6% from the third quarter of 1999 due to rising interest rates. Excluding security losses, non-interest income increased 3.4% due to increases in service charge income and trust income. Partially offsetting the negative effects of the securities loss and the additional provision for loan loss, certain performance related officer bonus expense and retirement plan expense was reduced in the third quarter by $350,000.

Net income for the nine months ended September 30, 2000, was $2,719,000, compared to the $4,062,000 earned during the first nine months of 1999. Net income per share was $.85 through September 30, 2000, compared to $1.29 per share for the same period last year.

The third quarter of 2000 showed a decrease in net interest income of 3.6% compared to the same quarter last year. Average loans increased 11.1% and average securities decreased 2.7% when compared to the same period last year, which resulted in an increase of 6.8% in average interest-earning assets. Loan growth was concentrated in the average amount of small business loans, up 12.3%, and the average amount of real estate loans, up 18.7%. This change in the mix of the balance sheet increased the tax equivalent yield on interest-earning assets from 7.76% in the third quarter of 1999 to 8.13% in the third quarter of 2000. Average interest-bearing liabilities increased 7.8% and their cost increased from 4.31% to 5.08% when compared to the third quarter of 1999. Most of the growth in average interest-bearing liabilities was in retail certificates of deposit, a $21.1 million increase, and additional short-term borrowing, an increase of $8.3 million, to fund loan growth. Tax equivalent net interest margin decreased from 3.94% to 3.59% during these same periods.

Net interest income for the first nine months of 2000 increased 3.0% from the same period last year. Average interest-earning assets increased 4.6% from last year, and the tax equivalent yield increased from 7.69% to 8.07%. Interest-bearing liabilities increased 5.3%, while the cost increased from 4.38% to 4.82%. Tax equivalent net interest margin has averaged 3.78% in 2000 versus 3.82% in 1999.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for loan losses was increased to $725,000 for the third quarter of 2000, compared to $350,000 for the same period in 1999. Net charge-offs for the third quarter of 2000 were .06% of average loans, compared to .03% for the prior year. The provision for loan losses year-to-date 2000 was $1,575,000, compared to $1,050,000 for the same period in 1999. Net charge-offs year-to-date 2000 were .22% of average loans, compared to .19% for the prior year.

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

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Company at the dates indicated (in thousands):
                                September 30   December 31   September 30
                                     2000          1999           1999
                                ------------   -----------   ------------
Loans accounted for on
 non-accrual basis                 $2,771        $  955           $676
Accruing loans which are
 past due 90 days or more             546            96             75
Renegotiated loans                      -             -              -
                                    -----         -----            ---
   Total                           $3,317        $1,051           $751
                                    =====         =====            ===

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest income, excluding securities losses, was $1.48 million for the third quarter of 2000, an increase of 3.4% from the $1.44 million earned in the third quarter of 1999. Trust income increased 6.3%, and deposit service charges were up 19.0%. For the first nine months of 2000 non-interest income was up 7.1% from the same period in 1999.

Non-interest expense decreased 3.6% for the quarter over the same period in 1999. Salaries and benefits decreased 13.2% for the quarter due to the adjustments to officer bonus and retirement plan expenses mentioned above. Equipment expense increased 6.1% from last year due to the continued upgrade of our computer network. Occupancy expense increased 3.8% for the quarter. Other expense has increased 6.8% from the third quarter of last year. For the first nine months of the year total non-interest expense was up 4.3% from the same period last year.

The Company's effective tax rate decreased to 14.4% for the first nine months of 2000 from 21.6% for the same period of 1999, primarily due to the increases in tax-free municipal bonds in the securities portfolio.

Performance ratios for the first nine months of 2000 included a return on assets of 0.66%, and a return on equity of 8.04%, compared to 1.04% return on assets and 12.02% return on equity for the same period of 1999.

FINANCIAL CONDITION
The changes that have occurred in InterCounty's financial condition during
2000 are as follows (in thousands):
                                                                Change
                              September 30  December 31    -----------------
                                   2000        1999         Amount   Percent
                              ------------  -----------     ------   -------
Total Assets                      $570,913   $542,548      $28,365       5%
Loans                              374,158    350,955       23,203       7
Securities                         141,522    155,027      (13,505)     (9)
Demand deposits                     37,530     43,715       (6,185)    (14)
Savings, Now, MMDA deposits        151,623    145,465       (6,158)     (4)
CD's $100,000 and over              44,852     40,226        4,626      12
Other time deposits                170,767    150,526       20,241      13
Total deposits                     404,772    379,932       24,840       7
Short-term borrowing                36,159     40,358       (4,199)    (10)
Long-term borrowing                 80,431     75,431        5,000       7

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total assets have increased 5% during 2000, and 8.1% from September 30, 1999, to a total of $570.9 million. The balance sheet mix has changed somewhat. The loan portfolio grew $23.2 million since year-end, and 10.1% from September 30, 1999, to $374.2 million, most of the increase being in small business and real estate loans. Year to date average commercial loans grew $16.1 million (12.1%), and average real estate loans grew $18.5 million (21.0%) from the averages for the first nine months of 1999. These areas continue to provide the majority of increase in the portfolio. The growth was funded through a $13.5 million decrease in the securities portfolio and a $24.8 million increase in deposits. The securities portfolio has decreased because of maturities, sales, and calls of U.S. Agency callable bonds, and prepayments of mortgage-backed securities. The securities portfolio average has decreased $16.8 million (10.1%) from the first nine months of last year.

Average interest-bearing liabilities grew $23.1 million (5.3%) comparing the first nine months of 2000 to the first nine months of 1999. Deposit growth has occurred in both large and small certificates, with a decrease in interest-bearing transaction accounts and demand deposits. Total deposits increased 5.5% to $404.8 million from September 30, 1999. Average non-interest bearing deposits decreased 2.0% from the average for the first nine
months of last year.    Average interest-bearing transaction accounts
increased $1.8 million (1.7%), and average small certificates increased $12.3 million (8.3%) comparing the same nine month periods.

Short-term borrowing has been reduced as a result of an additional $5 million in long-term borrowing. At September 30, 2000 and 1999, the Company had outstanding $86.0 million and $81.0 million, respectively, of total borrowings from the Federal Home Loan Bank (FHLB). Of the borrowings at September 30, 2000, $6.0 million have a one-year maturity and adjust daily at the prime rate. In January 2000, a $30 million fixed-rate note that matures in 2002 was converted to a variable-rate note that adjusts quarterly at the three-month LIBOR rate. At the option of the Company, this note can be prepaid in full or in part on the interest rate adjustment date. The additional $5.0 million in long-term borrowing was a FHLB fixed-rate note maturing in 2010. At the option of the FHLB, beginning in March 2001, this note can be converted to a variable-rate instrument that adjusts quarterly at the three-month LIBOR rate if that rate equals or exceeds 8.00%. Average total equity decreased 1.5% to $45.2 million from the first nine months of last year.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Book value per share was $14.72 at September 30, 2000 compared to $13.78 at September 30, 1999. Equity to assets was 8.26%, compared to 8.28% at the end of the third quarter last year.

LIQUIDITY AND CAPITAL RESOURCES
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at September 30, 2000, was 92.4%, compared to 88.7% at the same date in 1999. The increase in this ratio reflects the challenge of attracting deposits while maintaining positive loan
growth.   Loans to total assets were 65.5% at the end of the third quarter of
2000, compared to 64.4% at the same time last year. Management strives to keep this ratio below 70%. The securities portfolio is 69% "available for sale" securities that are readily marketable. Approximately 89% of the "available for sale" portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the "available for sale" securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 89% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has also begun to explore deposit opportunities in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 2000, InterCounty had a total risk-based capital ratio of 13.75%, a Tier 1 risk-based capital ratio of 12.70%, and a Tier 1 leverage ratio of 8.48%.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

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

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
         (continued)

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The securities portfolio restructure mentioned above resulted in a significant reduction in interest rate risk. The weighted average maturity of the portion of the securities portfolio that was sold was reduced by two years from 7.3 years to 5.3 years. As a result the cumulative gap as a percent of total assets through one year improved from negative 16.8% at December 31, 1999 to negative 10.6% at September 30, 2000. Also, the Market Value of Equity change from stable rates under an instantaneous parallel 300 basis point increase in interest rates was reduced from a negative 39.7% at December 31, 1999, to a negative 35.8%, along with a 46% reduction in the price sensitivity of that portion of the portfolio under the same rate scenario.

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

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three and Nine Months
                                       Ended September 30, 2000 and 1999

           15                          Letter of J.D. Cloud & Co. L.L.P.
                                       Independent Certified
                                       Public Accountants,
                                       dated November 13, 2000,
                                       relating to Financial Information

           27                          Financial Data Schedule for
                                       the Nine Months Ended
                                       September 30, 2000.

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995.

     b. On October 4, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission reporting certain events regarding its balance sheet restructuring and adverse impact of these actions and other matters on its third quarter results of operations.

        On October 19, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission regarding a press release issued on or about that date.

                         PART II.  OTHER INFORMATION

                  INTERCOUNTY BANCSHARES, INC. AND SUBSIDIARIES

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERCOUNTY BANCSHARES, INC.
                                     Registrant

Date: November 14, 2000              /s/ Charles L. Dehner
                                     -----------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer