Form 10-K
period 2000-12-31
INTERCOUNTY BANCSHARES INC
filed 2001-04-02
CIK 908837

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2000

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




The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $17.75 per share on February 23, 2001. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $33,468,015.

As of March 23, 2001, 3,205,554 common shares were issued and outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of InterCounty Bancshares, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K:

     1.  Board of Directors;
     2.  Executive Officers;
     3.  Section 16(a) Beneficial Ownership Reporting Compliance;
     4.  Compensation of Executive Officers and Directors;
     5. Voting Securities and Ownership of Certain Beneficial Owners and Management; and
     6.  Certain Relationships and Related Transactions.

                       INTERCOUNTY BANCSHARES, INC.
                   For the Year Ended December 31, 2000
                            Table of Contents

                             PART I
                                                                  Page
                                                                  ----
  Item 1:   Business                                                3
  Item 2:   Properties                                             24
  Item 3:   Legal Proceedings                                      25
  Item 4:   Submission of Matters to a Vote of Security Holders    25

                            Part II
                            -------
  Item 5:   Market for Registrant's Common Equity and Related
             Stockholder Matters                                   26
  Item 6:   Selected Financial Data                                26
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   28
  Item 7A:  Quantitative and Qualitative Disclosures About
             Market Risk                                           47
  Item 8:   Financial Statements and Supplementary Data            48
  Item 9:   Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                76

                            Part III
                            --------
  Item 10:  Directors and Executive Officers of the Registrant     76
  Item 11:  Executive Compensation                                 76
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                        76
  Item 13:  Certain Relationships and Related Transactions         76

                            Part IV
                            -------
  Item 14:  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                   77

Exhibit Index                                                      78
Signatures                                                         79


                                  PART I

Item 1.  Description of Business

                                  GENERAL

InterCounty Bancshares, Inc. ("InterCounty"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the "Bank"). The Bank is engaged in the commercial banking business in Southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank's 17 full-service offices. In addition, the Bank has one office which has drive-in facilities only and two remote service units. The Bank has also installed 83 cash dispensers in convenience stores in three states as of the end of 2000. The Bank also has a trust department which presently administers 779 accounts having combined assets of $234 million. On October 8, 1998, the Bank acquired all of the outstanding common shares of Phillips Insurance Agency Group, Inc. ("Phillips Group"), the holding company for Phillips Casualty Insurance Agency, Inc., and Phillips Life Insurance Agency, Inc. (the "Phillips Agencies"). The shares of Phillips Group were exchanged for 53,606 common shares of InterCounty. On December 11, 1998, the Bank acquired all of the outstanding common shares of Arnold Jones Insurance Agency, Inc. (the "Jones Agency"), in exchange for 17,777 common shares of InterCounty. In July 1999, the three operating agencies were merged into one agency called The Phillips Insurance Agency, Inc. In December 2000, The Phillips Insurance Agency, Inc.'s name was changed to NB&T Insurance Agency, Inc. The NB&T Insurance Agency, Inc. has its principal office in Wilmington, Ohio.

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

                         FORWARD LOOKING STATEMENTS

In addition to the historic financial information contained herein with respect to InterCounty, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, InterCounty's operations and InterCounty's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and InterCounty's general market area. The forward-looking statements contained herein include those with respect to the following matters:

     1. Management's expectation that it will continue to expand its consumer lending activities, other than automobile loans;
     2. Management's determination of the adequacy of the loan loss allowance;
     3.  The effect of changes in interest rates;
     4.  Growth in the real estate and commercial loan portfolio; and
     5. Management's belief that a substantial percentage of the certificates of deposit maturing within one year will renew with the Bank at maturity.

Lending Activities

General. The Bank's income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:
                                             At December 31,
           ------------------------------------------------------------------------------------------------
                             2000             1999             1998             1997             1996
           ------------------------------------------------------------------------------------------------
                                 % of             % of             % of             % of              % of
                        Amount   Total   Amount   Total    Amount  Total    Amount   Total    Amount  Total
                       ------    -----   ------   -----    ------  -----    ------   -----    ------  -----
                                                          (Dollars in thousands)
Commercial and
 industrial           $ 92,328    25%  $ 86,521    25%   $ 78,801    26%  $ 63,661    23%   $ 57,985   22%
Commercial real
 estate                 42,694    11     37,833    11      29,936    10     30,835    11      31,118    11
Agricultural            18,256     5     18,343     5      17,925     6     18,387     7      16,304     6
Residential real
 estate                145,582    39    117,392    33      92,069    30     82,838    30      79,761    30
Installment             71,414    19     87,996    25      83,173    27     79,115    28      81,033    30
Other                    3,209     1      2,069     1       2,402     1      2,097     1       2,228     1
                       -------   ---     ------   ---     -------   ---    -------   ---     -------   ---
  Total loans         $373,483   100%   350,154   100%    304,306   100%   276,933   100%    268,429   100%
                                 ===              ===               ===              ===               ===
Deferred net
 origination costs        618               801               806              778               853
Allowance for loan
 losses                (3,802)           (3,222)           (2,641)          (2,761)           (2,686)
                      -------           -------           -------          -------           -------
   Net loans         $370,299          $347,733          $302,471         $274,950          $266,596
                      =======           =======           =======          =======           =======
                                                              -5-

Loan Maturity Schedule.  The following table sets forth certain information at December 31, 2000, regarding the net dollar amount of loans maturing in the Bank's portfolio, based on contractual terms to maturity.  Demand loans, loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:
                        Due 0-1 Year  Due 1-5 Years  Due 5 + Years   Total
                                             (In thousands)
Commercial and
 industrial               $38,979        $45,857        $ 7,491     $92,327
Commercial real estate     12,173          2,652         27,870      42,695
Agricultural                7,495          3,090          7,671      18,256
                           ------         ------         ------     -------
  Total                   $58,647        $51,599        $43,032    $153,278
                           ======         ======         ======     =======

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 2000, which have predetermined interest rates and floating or adjustable interest rates:
                             Predetermined        Floating or
                                 rates          adjustable rates     Total
                             -------------      ----------------    -------
                                                 (In thousands)
Commercial and industrial       $14,730              $38,618        $53,348
Commercial real estate            4,290               26,232         30,522
Agricultural                        966                9,795         10,761
                                 ------               ------         ------
  Total                         $19,986              $74,645        $94,631
                                 ======               ======        =======

Commercial and Industrial Lending. Commercial and industrial lending has been an area of growth for the Bank. The Bank originates loans to businesses in its market area, including "floor plan" loans to automobile dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $5,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. At December 31, 2000 the Bank had $92.3 million, or 25% of total loans, invested in commercial and industrial loans.

Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

Commercial Real Estate. The Bank makes loans secured by commercial real estate located in its market area. Such loans generally are adjustable-rate loans for terms of up to 20 years. The types of properties securing loans in the Bank's portfolio include warehouses, retail outlets and general industrial use properties. At December 31, 2000, the Bank had $42.7 million, or 11% of total loans, invested in commercial real estate loans.

Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

Agricultural Loans. The Bank makes agricultural loans, which include loans to finance farm operations, equipment purchases, and land acquisition. The repayment of such loans is significantly dependent upon income from farm operations, which can be adversely affected by weather and other physical conditions, government policies and general economic conditions. At December 31, 2000, the Bank had $18.3 million, or 5% of total loans, invested in agricultural loans.

Residential Real Estate. The Bank makes loans secured by one- to four-family residential real estate and multi-family (over four units) real estate located in its market area. The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate loans with terms of 15 to 30 years are typically originated for sale in the secondary market. ARMs are held in the Bank's portfolio. At December 31, 2000, the Bank had $145.6 million, or 39% of total loans, invested in residential real estate loans.

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

At December 31, 2000, the Bank had $71.4 million, or 19% of total loans, invested in installment loans. The Bank has reduced its efforts to originate new and used automobile loans due to increased competition and narrowing interest rate spreads. The Bank expects to continue, subject to market conditions, to expand its other consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers.

Credit Card Service. The Bank offers credit card services directly through a correspondent bank.

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

Loan, Originated, Purchases and Sales. Although the Bank generally does not purchase loans, purchases could occur in the future. Fixed-rate residential real estate loans are originated for sale in the secondary market. From time to time, the Bank sells participation interests in loans it originates.

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

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated:
                                      At December 31,
                           --------------------------------------
                              2000      1999    1998    1997    1996
                                      (In thousands)
Loans accounted for on
 nonaccrual basis           $4,098    $  955    $599    $509    $535
Accruing loans which are
 past due 90 days or more      113        96     343     241      90
Renegotiated loans               -         -       -       -       -
                             -----       ---     ---     ---     ---
    Total                   $4,211    $1,051    $942    $750    $625
                             =====     =====     ===     ===     ===

If interest on non-accrual loans had been recognized during 2000, such income would have been $279,000. The amount recognized was not material.

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

Allowance for Loan Losses. Federal regulations require that the Bank establish prudent general allowances for loan losses. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical trends in the level of non-performing assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2000, the Bank's allowance for loan losses totaled $3.8 million and 56% was allocated to specific credits, and the rest was allocated based on previous charge-off experience, portfolio risk, economic conditions and anticipated loan growth.

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:
                                                   December 31,
                                   ------------------------------------------
                                    2000    1999     1998     1997     1996
                                              (Dollars in thousands)
Balance at beginning of
 period                         $  3,222 $  2,641 $  2,761 $  2,686 $  2,644

Charge-offs:
 Commercial and industrial          (858)    (200)    (702)    (178)     (28)
 Commercial real estate              (15)     (10)     (45)       -        -
 Agricultural                       (107)     (10)       -        -       (3)
 Residential real estate             (66)      (9)       -       (6)      (1)
 Installment                        (825)    (842)    (681)    (694)    (560)
 Credit card                           -        -        -      (64)    (189)
 Other                                 -        -       (7)       -       (4)
                                 -------  -------  -------  -------  -------
  Total charge-offs               (1,871)  (1,071)  (1,435)    (942)    (785)
                                 -------  -------  -------  -------  -------
Recoveries:
 Commercial and industrial            62       27        7       63       42
 Commercial real estate                -        9        -        -        -
 Agricultural                          5        -        -        -        8
 Residential real estate               1        1        -        2        -
 Installment                         183      213      145      133      158
 Credit card                           1        2       12       17       13
 Other                                 -        -        1        2        6
                                  ------    -----    -----    -----    -----
  Total recoveries                   252      252      165      217      227
                                  ------    -----    -----    -----    -----

Net charge-offs                   (1,619)    (819)  (1,270)    (725)    (558)
Provision for possible
 loan losses                       2,199    1,400    1,150      800      600
                                 -------  -------  -------  -------  -------
  Balance at end of period      $  3,802 $  3,222 $  2,641 $  2,761 $  2,686
                                 =======  =======  =======  =======  =======
Ratio of net charge-offs to
 average loans outstanding
 during the period                  0.44%    0.25%    0.44%    0.26%    0.22%
                                    ====     ====     ====     ====     ====

Average loans outstanding       $367,419 $330,734 $287,674 $274,372 $256,761
                                 =======  =======  =======  =======  =======

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance.

Investment Activities

The following table sets forth the composition of the Bank's securities portfolio, based on amortized cost, at the dates indicated:

                                           At December 31,
                                -----------------------------------
                                   2000         1999         1998
                                           (In thousands)
Securities available
 for sale:
U.S. Treasuries & U.S.
 Agency notes                   $ 49,641    $ 34,730     $ 35,983
U.S. Agency mortgage-
 backed securities                39,857      55,324       73,124
Other mortgage-backed
 securities                       11,164      11,320       16,337
Municipals                         8,567       8,563        8,558
Other securities                   6,269       5,833        5,461
                                 -------     -------      -------
Total securities available
 for sale                        115,498     115,770      139,463
                                 -------     -------      -------
Securities held to
 maturity:
Municipal securities              44,374      44,304       36,832
                                 -------     -------      -------
Total securities held
 to maturity                      44,374      44,304       36,832
                                 -------     -------      -------
Total securities                $159,872    $160,074     $176,295
                                 =======     =======      =======


The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 2000. U.S. agency mortgage-backed securities are categorized according to their expected prepayment speeds. All other securities are categorized based on contractual maturity. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations. Yields do not include the effects of income taxes.

                Less than 1 year    1 to 5 years      5 to 10 years       Over 10 years        Total
                ----------------    -------------     -------------       -------------        -----
                        Weighted           Weighted           Weighted           Weighted          Weighted
              Amortized  average Amortized  average Amortized  average Amortized  average Amortized average
                 cost     yield     cost     yield     cost     yield     cost     yield      cost   yield
                 ----     -----     ----     -----     ----     -----     ----     -----      ----   -----
                                                        (Dollars in thousands)
Securities available
 for sale:
U.S. Treasuries
 and U.S. Agency
 notes           $ 6,169    5.40%  $34,057    6.98%  $ 8,415    7.24%  $ 1,000    7.00%  $ 49,641    6.82%
U.S. Agency
 mortgage-backed
 securities        6,005    7.10    15,528    6.79     9,921    7.16     8,403    6.77     39,857     6.92
Other mortgage-
 backed
 securities        8,620    6.71     1,238    6.77       426    6.96       880    6.98     11,164     6.75
Municipals             -       -         -       -         -       -     8,567    5.04      8,567     5.04
Other securities       -       -        10       -         -       -     6,259    6.83      6,269     6.81
                  ------             ------            ------            ------            -------
Total securities
 available for
 sale             20,794    6.43    50,833    6.91    18,762    7.19    25,109    6.01    115,498     6.35
                  ------            ------            ------            ------            -------
Securities held
 to maturity:
Municipal
 securities            -       -       827    9.15       100    4.50     43,447   5.13     44,374     5.21
                  ------            ------            ------             ------           -------
Total securities
 held to maturity      -       -       827    9.15       100    4.50     43,447   5.13     44,374     5.21
                  ------            ------            ------             ------           -------
Total securities $20,794    6.43%  $51,660    6.95%  $18,862    7.18%   $68,556   4.62%  $159,872     6.03%
                  ======            ======            ======             ======           =======

                                                      -12-

Trust Services

The Bank received trust powers in 1922 and currently holds $234 million in net assets held in 794 accounts on December 31, 2000 in the Trust
Department. These assets are not included in the Bank's balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity.

In addition to administering trusts, the services offered by the Trust Department include investment management, estate planning and administration, tax and financial planning and employee benefit plan administration. During 1997, the Trust Department entered into an agreement with a licensed broker-dealer and insurance agent to provide investment services to customers of the Bank and others, enabling them to purchase fixed annuities, variable annuities, mutual funds, and stocks and bonds. The Trust Department is staffed by four officers and five staff members and generated $1,276,000 in fee income during 2000.

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

Deposits. Deposits are attracted principally from within the Bank's market area through the offering of numerous deposit instruments, including checking accounts, regular passbook savings accounts, NOW accounts, money market deposit accounts, term certificate accounts and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank's Asset/Liability Committee and the Executive Committee based on the Bank's liquidity requirements, growth goals and market trends. The Company has not used brokers in the past to attract deposits, although competition from banks and other financial institutions has caused the Company to include this as a viable alternative to funding needs. Currently the amount of deposits from outside the Bank's market area is not significant.

The following table sets forth the dollar amount of deposits in the various types of products offered by the Bank as of December 31:
                           Percent           Percent           Percent           Percent           Percent
                   2000   of Total   1999   of Total   1998   of Total   1997   of Total   1996   of Total
                   ----   --------   ----   --------   ----   --------   ----   --------   ----   --------
                                                         (Dollars in thousands)
Demand          $ 42,965    11%   $ 43,715    12%   $ 41,748    11%    $ 38,662    12%   $ 35,731    12%
NOW               81,540    20      67,027    18      61,616    16       53,386    17      49,030    16
Savings           32,397     8      35,658     9      35,983    10       34,445    10      35,687    11
Money market
 deposit          33,533     8      42,780    11      39,935    11       29,721     9      28,009     9
CDs less than
 $100,000        172,982    43     150,281    40     147,003    39      146,005    44     141,680    46
CDs greater than
 $100,000         43,040    10      40,226    10      47,705    13       26,899     8      18,788     6
Other                231     -         245     -         230     -          214     -         203     -
                 -------   ---     -------   ---     -------   ---      -------   ---     -------   ---
 Total
  deposits(1)   $406,688   100%   $379,932   100%   $374,220   100%    $329,332   100%   $309,128   100%
                =======    ===     =======   ===    =======    ===      =======   ===     =======   ===


The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated:

            Maturity                     At December 31, 2000
            --------                     --------------------
                                            (In thousands)
        Three months or less                   $18,193
        Over 3 months to 6 months                7,576
        Over 6 months to 12 months               8,201
        Over twelve months                       9,070
                                                ------
          Total                                $43,040
                                                ======

Borrowings. The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. The Bank currently has outstanding $86.0 million of borrowings from the Federal Home Loan Bank used primarily to fund the purchase of U.S. Agency mortgage-backed securities and municipal bonds.

The following table sets forth certain information regarding the Bank's outstanding borrowings at the dates and for the periods indicated:
                                               December 31,
                                        --------------------------
                                          2000      1999      1998
                                           (Dollars in thousands)
Maximum amount of short-term
 borrowings outstanding at any
 month end during period               $41,624   $40,358   $37,903
Average amount of short-term
 borrowings outstanding during
 period                                 33,486    26,518    31,582
Amount of short-term borrowings
 outstanding at end of period           40,148    40,358    22,702
Weighted average interest rate of
 short-term borrowings during period      6.05%     4.78%     5.14%
Weighted average interest rate of
 short-term borrowings at end of
 period                                   6.14%     4.45%     4.41%

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

                            2000                          1999                          1998
                 ----------------------------    ----------------------     ------------------------------
                Average           Interest    Average           Interest   Average                Interest
              outstanding  Yield/  earned/  outstanding  Yield/  earned/  outstanding   Yield/     earned/
                balance     rate    paid       balance    rate    paid      balance     rate        paid

Loans (1)      $367,419     8.59%   $31,549   $330,734    8.38%   $27,728   $287,675     8.68%    $24,959
Securities
 available
 for sale       104,483     6.77      7,073    123,212    6.27      7,725    131,224     6.43       8,434
Securities
 held to
 maturity        44,344     5.17      2,291     39,533    5.03      1,989     23,931     5.64       1,349
Deposits in
 banks              234     4.49         10        283    4.73         14        533     4.81          26
Federal funds
 sold             2,067     6.11        126      1,708    4.86         83      9,237     5.47         505
                -------              ------    -------             ------    -------               ------
Total interest-
 earning
 assets         518,547     7.92     41,049    495,470    7.58     37,539    452,600     7.79      35,273
Non-earning
 assets          36,631                         33,930                        29,002
Allowance for
 loan losses     (3,612)                        (2,945)                       (2,702)
                -------                        -------                       -------
Total assets   $551,566                       $526,455                      $478,900
                =======                        =======                       =======


Savings
 deposits      $ 34,069     1.75        595   $ 36,566    2.01        734   $ 35,509     2.58         918
NOW and MMDA    109,935     3.24      3,565    107,664    2.81      3,025     89,276     2.92       2,603
CD's over
 $100M           43,672     5.95      2,600     43,186    5.28      2,281     39,728     5.53       2,198
Other time
 deposits       162,709     5.72      9,315    147,890    5.20      7,685    145,014     5.60       8,118
Short-term
 borrowings      33,482     6.05      2,024     26,554    4.77      1,267     31,582     5.14       1,622
Long-term debt   79,406     5.81      4,612     75,539    5.51      4,158     54,430     5.66       3,081
                -------              ------    -------             ------    -------               ------
Total interest-
 bearing
 liabilities    463,273     4.90     22,711    437,399    4.38     19,150    395,539     4.69      18,540
                                     ------                        ------                          ------
Demand
 deposits        39,846                         41,536                        37,560
Other
 liabilities      2,725                          3,094                         2,996
Capital          45,722                         44,426                        42,805
                -------                        -------                       -------
Total
 liabilities
 and capital   $551,566                       $526,455                      $478,900
                =======                        =======                       =======
Net interest
 income                            $18,338                        $18,389                         $16,733
                                    ======                         ======                          ======
Interest rate
 spread                     3.01%                         3.20%
Net interest
 income margin              3.54                          3.71
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities     111.93%                        113.28%

(1) Includes nonaccrual loans.

                                                      -17-

The following table describes the extent to which the changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the periods indicated
For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (the difference between the average volume for the periods compared, multiplied by the prior year's yield or rate paid), (ii) changes in rate (the difference between the weighted average yield or rate paid for the periods compared, multiplied by the prior year's average volume) and (iii) changes not solely attributable to either volume or rate.

                                             Years ended December 31,
                                     ------------------------------------
                                                  2000 vs 1999
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    Volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
 Loans                               $ 3,067   $  708    $  46     $3,821
 Securities available for sale        (1,176)     620      (96)      (652)
 Securities held to maturity             242       53        7        302
 Deposits in banks                        (3)      (1)       -         (4)
 Federal funds sold                       17       21        5         43
                                       -----    -----      ---      -----
   Total interest-earning assets       2,147    1,401      (38)     3,510
                                       -----    -----      ---      -----
Interest expense attributable to:
 Savings deposits                       (50)      (95)       6       (139)
 NOW and MMDA                            64       466       10        540
 CD's over $100,000                      26       291        2        319
 Other time deposits                    770       782       78      1,630
 Short-term borrowings                  331       338       88        757
 Long-term debt                         209       234       11        454
                                      -----     -----      ---      -----
    Total interest-bearing
      liabilities                     1,350     2,016      195      3,561
                                      -----     -----      ---      -----
   Net interest income               $  797    $ (615)   $(233)    $  (51)
                                      =====     =====      ===      =====

                                            Years ended December 31,
                                     ------------------------------------
                                                  1999 vs 1998
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    Volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
Loans                                $3,736    $ (841)   $(126)    $2,769
 Securities available for sale         (515)     (207)      13       (709)
 Securities held to maturity            879      (145)     (94)       640
 Deposits in banks                      (12)        -        -        (12)
 Federal funds sold                    (412)      (56)      46       (422)
                                      -----     -----      ---      -----
   Total interest-earning assets      3,676    (1,249)    (161)     2,266
                                      -----     -----      ---      -----
Interest expense attributable to:
 Savings deposits                        27      (203)      (8)      (184)
 NOW and MMDA                           536       (95)     (19)       422
 CD's over $100,000                     191      (100)      (8)        83
 Other time deposits                    161      (582)     (12)      (433)
 Short-term borrowings                 (258)     (115)      18       (355)
 Long-term debt                       1,195       (85)     (33)     1,077
                                      -----     -----      ---      -----
    Total interest-bearing
      liabilities                     1,852    (1,180)     (62)       610
                                      -----     -----      ---      -----
   Net interest income               $1,824    $  (69)   $ (99)    $1,656
                                      =====     =====      ===      =====

Competition

The Bank competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Bank competes with other commercial banks, savings associations, mortgage bankers, consumer finance companies, credit unions, leasing companies, insurance companies and other lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. For years the Bank has competed within its market area with several regional bank holding companies, each with assets far exceeding those of the Bank. The size of these financial institutions and others competing with the Bank is likely to increase further as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Community banks will be challenged by these larger competitors and the greater capital resources they control.


                               REGULATION

General

Because of its ownership of all the outstanding stock of the Bank, InterCounty is subject to regulation, examination and oversight by the FRB as a bank holding company under the BHCA. The Bank, as a national bank, is subject to regulation, examination and oversight by the OCC and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland and a member of the Federal Home Loan Bank of Cincinnati. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and InterCounty are in compliance with various regulatory requirements and are operating in a safe and sound manner. In general, the FRB may initiate enforcement actions for violations of law and regulations.

Bank Holding Company Regulation

As a bank holding company, InterCounty may be subject to restrictions on share repurchases.

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, InterCounty must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of total capital may consist of supplementary or "Tier 2 capital". In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. InterCounty was in compliance with these capital requirements at December 31, 2000. For InterCounty's capital ratios, see
Note 18 to the Consolidated Financial Statements in Item 8.

A bank holding company is required by law to guarantee the compliance of any insured depository institution subsidiary that may become
"undercapitalized" (defined in the regulations as not meeting minimum capital requirements) with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

The BHCA restricts InterCounty's ownership or control of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business, other than companies engaged in certain activities determined by the FRB to be closely related to banking. In addition, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of any nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination by the FRB that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. InterCounty currently has no nonbank subsidiaries, except subsidiaries of the Bank. The ownership of subsidiaries of the Bank is regulated by the OCC, rather than the FRB.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999). The Financial Services Modernization Act permits, effective March 11, 2000, bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Transactions between InterCounty and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the "FRA"). See
National Bank Regulation -- Office of the Comptroller of the Currency."

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on InterCounty. The Bank was in compliance with those capital requirements at December 31, 2000. For the Bank capital ratios, see Note 18 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank's capital at December 31, 2000, met the standards for the highest capital category, a well-capitalized bank.

A national bank is subject to restrictions on the payment of dividends, including dividends to a holding company. A dividend may not be paid if it would cause the bank not to meet its capital requirements. In addition, the dividends that a Bank subsidiary can pay to its holding company without prior approval of regulatory agencies is limited to net income plus its retained net income for the preceding two years. Based on the current financial condition of the Bank, these provisions are not expected to affect the current ability of the Bank to pay dividends to InterCounty in an amount customary for the Bank.

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank's unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including InterCounty, must comply with Sections 23A and 23B of the FRA, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. The Bank was in compliance with these requirements and restrictions at December 31, 2000.

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

The Bank is a member of the BIF, and, at December 31, 2000, it had $387.8 million in deposits insured in the BIF, as well as $18.9 million, acquired in a merger, insured in the SAIF.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of each of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. Insurance of deposits may be terminated by the FDIC if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution's regulatory agency.

Federal Reserve Board. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2000, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $ 5,912,000 at December 31, 2000. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Ohio Department of Insurance. The Bank's insurance agency operating subsidiaries are subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.


Item 2.  Properties

InterCounty Bancshares, Inc. and The National Bank and Trust Company own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The National Bank and Trust Company also owns or leases seventeen full-service branch offices, one remote drive-through ATM facility, and one remote drive-in facility, all of which are located in Clinton, Brown, Clermont, Warren, and Highland Counties, Ohio. The Bank also owns a building at 52 E. Main Street, Wilmington, Ohio that houses the Bank's insurance agency. InterCounty's net book value of investments in land and buildings was $8.8 million as of December 31, 2000.

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

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

There were 3,205,284 common shares of the Company outstanding on December 31, 2000, held of record by approximately 435 shareholders. There is presently no active trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or quotation service. The Company's shares are
quoted on the OTC Bulletin Board under the symbol "ICYB".    Dividends per
share declared were $.19 in each quarter in 2000. Dividends per share declared in 1999 were $.17 in each quarter of 1999.

On October 8, 1998, InterCounty issued 53,606 common shares in consideration for all of the outstanding common shares of Phillips Group for the purpose of providing insurance agency services through an operating subsidiary of the Bank. On December 11, 1998, InterCounty issued 17,777 common shares in consideration for all of the outstanding common shares of Jones Agency, another insurance agency, which became a subsidiary of Bank. In both instances, InterCounty relied upon the exemption from registration under the Securities Act of 1933 contained in Section 3(a)(11) and Rule 147 thereunder. All of the shareholders of both agencies to whom shares of InterCounty were issued are residents of Ohio, the state in which InterCounty is incorporated and doing business, and precautions have been taken to ensure that resale of the shares issued will not violate the limitations of Rule 147.

Item 6.  Selected Financial Data

The following table sets forth certain information concerning the Consolidated financial condition, earnings and other data regarding
InterCounty at the dates and for the periods indicated:

                                            December 31,
Statement of financial         2000      1999      1998      1997      1996
 condition and other data:            (Dollars in thousands)
Total amount of
  Assets                   $579,232  $542,548  $520,553  $436,605  $380,607
  Cash and due from banks    19,331    18,813    18,241    17,807    11,005
  Securities                160,210   155,027   176,580   123,139    88,831
  Loans receivable-net      370,299   347,733   302,471   274,950   266,596
  Deposits                  406,688   379,932   374,220   329,332   309,127
  Short-term borrowings      40,148    40,358    22,702    32,734    31,113
  Long-term debt             80,323    75,431    75,539    30,716       914
  Shareholders' equity       49,482    44,031    44,723    40,980    36,806
  Number of full service
   offices                       17        17        16        14        13

                                        Year ended December 31,
                               2000      1999      1998      1997      1996
Statement of income data:                   (In thousands)
  Interest and loan fee
   income                  $ 41,049   $37,539   $35,273   $31,604   $28,824
  Interest expense           22,711    19,150    18,540    15,490    13,830
                            -------   -------    ------    ------    ------
  Net interest income        18,338    18,389    16,733    16,114    14,994
  Provision for loan
   losses                     2,199     1,400     1,150       800       600
                            -------   -------   -------    ------    ------
  Net interest income
   after provision for
   loan losses               16,139    16,989    15,583    15,314    14,394
  Non-interest income         4,051     5,227     5,526     4,533     4,007
  Non-interest expense       15,372    15,227    13,846    12,600    11,592
                            -------   -------    ------    ------    ------
  Income before income
   taxes                      4,818     6,989     7,263     7,247     6,809
  Federal income taxes          772     1,281     1,889     2,259     1,877
                            -------   -------    ------    ------    ------
  Net income               $  4,046   $ 5,708   $ 5,374   $ 4,988   $ 4,932
                            =======   =======    ======    ======    ======


                                          Year ended December 31,
Selected financial ratios:     2000     1999      1998      1997      1996
Return on average equity       8.85%    12.85%    12.56%    12.98%    14.11%
Return on average assets        .73      1.08      1.12      1.23      1.34
Equity-to-assets ratio         8.54      8.12      8.59      9.39      9.66
Dividend payout ratio(1)      58.27     37.57     29.71     23.90     17.83
Ratio of non-performing
 loans to total loans(2)       1.13      0.33      0.31      0.31      0.36
Ratio of loan loss allowance
 to total loans                1.02      0.91      0.87      0.99      1.00
Ratio of loan loss allowance
 to non-performing loans(2)      90%      307%      280%      316%      273%
Earnings per share(3)         $1.27     $1.81     $1.70     $1.59     $1.57
Dividends declared
 per share(3)                  0.76      0.68      0.505     0.38      0.28
-------------------------------

(1) Dividends paid per share divided by earnings per share.
(2) Non-performing loans include non-accrual loans, renegotiated loans and accruing loans 90 days or more past due.




(3) All share information and per share data has been retroactively restated to reflect a two-for-one stock split in the form of a stock dividend effected on October 26, 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis comparing 2000 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2000 and 1999 and for the three years ended December 31, 2000. In addition to the historical information contained herein with respect to InterCounty Bancshares, Inc. and subsidiaries (the "Company"), the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operation and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include changes in the economy and interest rates in the nation and the Company's general market area.

RESULTS OF OPERATIONS

OVERVIEW
Net income for 2000 was $4.046 million, a decrease of 29.1% from 1999. Net income per share was $1.27 in 2000, compared to $1.81 in 1999. In the third quarter of 2000, the Company restructured a portion of its securities portfolio and during the third and fourth quarters increased its provision for loan losses. Both of these items had a significant negative impact on Company net income for the year 2000. The restructuring of the securities portfolio, resulting in the recognition of an after-tax loss of $1.37 million, was
undertaken to enhance future earnings and reduce interest rate risk.   Net
interest income decreased slightly from $18.4 million in 2000 to $18.3 million
in 1999.   The provision for loan losses was increased 57.1% to $2.2 million in 2000 from the $1.4 million recorded in 1999.  Non-interest income increased
9.4%, excluding securities losses, to $6.1 million for 2000.   Non-interest
expense was held to a 1.0% increase for 2000 compared to 1999. Performance ratios for 2000 included a return on average assets of .73%, and a return on average equity of 8.85%.

              Table 1 - Selected Financial Highlights
                           (dollars in thousands)
                          2000      1999      1998      1997      1996
                      ------------------------------------------------
Net interest income   $ 18,338  $ 18,389  $ 16,733  $ 16,114  $ 14,994
Net income               4,046     5,708     5,374     4,988     4,932
Earnings per share        1.27      1.81      1.70      1.59      1.57
Dividends per share       0.76      0.68      0.51      0.38      0.28

AVERAGE BALANCES
Assets                $551,566  $526,455  $478,900  $405,752  $367,926
Loans                  367,419   330,734   287,674   274,372   256,761
Securities             148,827   162,744   155,155   102,896    85,867
Deposits               390,231   376,843   347,087   319,809   297,070
Long-term debt          79,406    75,539    53,753     6,792     1,070
Shareholders' equity    45,722    44,426    42,805    38,443    34,957

RATIOS AND STATISTICS
Net interest margin
 (tax equivalent)         3.72%     3.88%     3.71%     4.22%     4.33%
Return on average
 assets                   0.73      1.08      1.12      1.23      1.34
Return on average
 equity                   8.85     12.85     12.56     12.98     14.11
Loans to assets          64.59     64.98     58.61     63.63     70.75
Equity to assets          8.54      8.12      8.59      9.39      9.66
Total risk-based
 capital ratio           14.04     14.29     14.18     14.66     14.06
Efficiency ratio         60.47     61.25     62.20     61.03     61.01
Full service offices        17        17        16        14        13

NET INTEREST INCOME
Net interest income decreased to $18.3 million in 2000 from $18.4 million in 1999, a decrease of 0.3%. The Company's tax equivalent yield on average interest-earning assets increased to 8.09% in 2000 from 7.74% in 1999.
Average interest-earning assets increased $23.1 million (4.7%) from 1999. Interest and fees on loans increased 13.8% from last year as the average balance rose $36.7 million (11.1%) and the average yield increased from 8.38% in 1999 to 8.59% in 2000. By the end of May 2000 the prime rate increased 100 basis points to 9.50%.

The securities portfolio showed a decrease in average balance and an increase in yield. The average balance of the portfolio decreased $13.9 million (8.6%) from 1999, and the tax equivalent yield increased from 6.48% to 6.91%. The restructuring of the securities portfolio involved the sale of $38.0 million book value of long-term fixed-rate securities with a weighted average life of
7.3 years and a weighted average yield of 6.27%, resulting in an after-tax loss of $1.37 million. A portion of the proceeds of the sale, $26.7 million, was reinvested in similar securities with a weighted average life of 5.3 years and a weighted average yield of 7.33%. Another $10 million was used to purchase Bank Owned Life Insurance (BOLI) with a cash surrender value that increases during the first year at a tax-equivalent yield of 9.97% and the cash surrender value increases during future years at an adjustable rate. The restructuring is expected to increase pre-tax income by $542,000 in 2001 and continue to increase earnings in future years. Another important result of the restructuring was to reduce the interest rate risk of the Company by shortening the weighted average maturity of the Company's assets and reducing the amount of fixed-rate assets with maturities over five years.

Rising interest rates caused interest expense to increase 18.6% in 2000 compared to 1999. Average interest-bearing liabilities increased $25.9 million (5.9%) during 2000, and the cost increased from 4.38% in 1999 to 4.90% in 2000. The average balance of retail certificates of deposit increased $14.8 million (10.0%), and average short-term borrowing increased $6.9 million (26.1%). All categories showed an increase in cost in 2000 compared to 1999. Average tax equivalent net interest margin decreased from 3.88% in 1999 to 3.72% in 2000.

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

PROVISION FOR LOAN LOSSES
The provision for loan losses was $2.20 million in 2000, an increase of $800,000 from the provision recorded in 1999, which was an increase of $250,000 from the provision recorded in 1998. Net charge-offs in 2000 were $1,618,000 compared to $820,000 in 1999 and $1,270,000 in 1998. The increased provision in the past three years was in response to 11.1%, 15.0% and 4.8% increases in average loans for those years, and also increases in the amount of net charge-offs in 2000 and 1998. Additionally in 2000 the provision increased in contemplation of certain potential losses associated with $6.0 million in loans to a longstanding Bank customer. See "Allowance for Loan Losses" for further discussion of this credit. The ratio of the allowance for loan losses as a percent of total loans at December 31 was 1.02% in 2000,
 .91% in 1999, and .87% in 1998.
                                   -30-

NON-INTEREST INCOME
Table 2 details the components of non-interest income, excluding securities gains and losses, and how they relate each year as a percent of average assets. Total non-interest income was $6.12 million in 2000, $5.60 million in 1999, and $5.22 million in 1998. Non-interest income represents a ratio of 1.11% of average assets in 2000, 1.06% in 1999, and 1.09% 1998. Trust income increased 7.0% in 2000, and 7.9% in 1999, due to increases in fees during 2000, and increases in the number of accounts and the amount of funds under management during 1999. At December 31 total assets in the Trust Department were approximately $234 million in 2000, compared to $236 million in 1999 and $217 million in 1998. Service charges and fees have increased over the last three years due to increased charges and growth in the number of accounts. Also, their percentage of average assets has increased to .31% in 2000 compared to .28% for both 1999 and 1998. Late in 1996 the Company began installing cash dispensing units in convenience stores, as of the end of 2000 there were eighty-three machines installed in three states. ATM network fees generated were $725,000 in 2000, $702,000 in 1999, and $574,000 in 1998. In
the fourth quarter of 1998 the Company acquired two insurance agencies, and because they were accounted for as a pooling of interests, their commission income is included in the non-interest income section of the Company's results of operations for the three years presented. Commission income has increased from $833,000 in 1998 to $1,140,000 in 2000.

                             Table 2 - Non-Interest Income
                                    (in thousands)

                                  2000                  1999                    1998
                                  ----                  ----                    ----
                                     Percent                 Percent                  Percent
                                    of average              of average              of average
                          Amount      Assets     Amount       Assets      Amount      Assets
                       -----------------------------------------------------------------------
Service charge on
 deposits                $ 1,731      0.31%     $1,485       0.28%        $1,351       0.28%
Other service charges        306      0.06         376       0.07            336       0.07
Trust income               1,276      0.23       1,192       0.23          1,105       0.23
ATM network fees             725      0.13         701       0.13            574       0.12
Insurance agency
 commissions               1,140      0.21         966       0.18            833       0.17
Other                        943      0.17         875       0.17          1,025       0.22
                           -----      ----       -----       ----          -----       ----
  Total non-interest
   income                $ 6,121      1.11%     $5,595       1.06%        $5,224       1.09%
                           =====      ====       =====       ====          =====       ====

NON-INTEREST EXPENSE
Table 3 details the components of non-interest expense and how they relate each year as a percent of average assets. Total non-interest expense has increased from $13.8 million in 1998, to $15.2 million in 1999, and to $15.4 million in 2000. These figures represent a percent of average assets of 2.79% in 2000 and 2.89% in both 1999 and 1998.

Salaries and benefits expense, which is the largest component of non-interest expense, decreased slightly to $7.58 million in 2000. This decrease was primarily due to the reduction of officer bonus expense as a result of not meeting performance related goals. Salaries and benefits expense increased to $7.69 million in 1999 from $6.77 million in 1998. Salaries and benefits as a percent of average assets was 1.37% in 2000, 1.46% in 1999 and 1.42% in 1998. The average number of full-time equivalent employees was 217 in 1998 and 222 in 1999 and 220 in 2000.

Other non-interest expense categories have remained substantially the same as a percent of average assets from 1998 to 2000. Equipment expense has been
 .40%, and occupancy expense has been .16% of average assets for all three years. State franchise tax decreased to .09% in 2000 and 1999 from .13% in 1998 due to adjustments in the capital of the Bank in the form of dividends to the parent company recorded in December 1998. Other expense as a percent of average assets has decreased to .70% in 2000 from .72% in 1998.

                              Table 3 - Non-Interest Expense
                                     (in thousands)

                                 2000                  1999                       1998
                                 ----                  ----                       ----
                                     Percent                 Percent                    Percent
                                    of average              of average                of average
                         Amount       Assets     Amount       Assets        Amount      Assets
                       -------------------------------------------------------------------------
Salaries                $ 6,415       1.16%    $ 6,563        1.25%          $5,781       1.21%
Benefits                  1,167       0.21       1,130        0.21              984       0.21
Equipment                 2,233       0.40       2,108        0.40            1,917       0.40
Occupancy                   866       0.16         824        0.16              790       0.16
State franchise tax         477       0.09         488        0.09              615       0.13
Marketing                   379       0.07         386        0.07              312       0.06
Other                     3,835       0.70       3,728        0.71            3,447       0.72
                         ------       ----      ------        ----           ------       ----
  Total                 $15,372       2.79%    $15,227        2.89%          13,846       2.89%
                         ======       ====      ======        ====           ======       ====

INCOME TAXES
The effective tax rates were 16.0% for 2000, 18.4% for 1999, and 26.0% for 1998. The decreases in the 2000 and 1999 effective tax rates were primarily due to the increases in tax-exempt municipal bond interest income. Also, the exercise of stock options by certain executive officers that are taxable to the executives and tax deductible to the Company contributed to the decrease in the effective tax rate from 1998 to 1999. Tax-exempt municipal bond income increased 12.2% in 2000 and 45.2% in 1999 from the comparative years.

FINANCIAL CONDITION

ASSETS
Average total assets increased 4.8% during 2000 to $551.6 million. Average interest-earning assets increased 4.7%, and remained at 94% of total average assets, the same as the last two years.

SECURITIES
Average securities as a percent of assets was 32.4% in 1998, fell to 30.9% in 1999 and fell again to 27.0% in 2000. The securities portfolio restructure effected in 2000 is expected to increase pre-tax income in the coming years and also has reduced the interest rate risk of the Company by shortening the weighted average maturity of the Bank's assets and reducing the amount of fixed-rate assets with maturities over five years. The securities portfolio at December 31, 2000 consists of $115.8 million of securities available for sale and $44.4 million of securities that management intends to hold to maturity. The available-for-sale portion of the portfolio consists primarily of fixed-rate securities with an average life of 4.9 years, an average repricing term of 4.2 years, and an average tax-equivalent yield of 7.10%.
Of the total available-for-sale portion, 48% consists of callable U.S. Agency bonds, 38% consists of fixed-rate mortgage-backed securities, 6% consists of adjustable-rate mortgage-backed securities, and 8% consists of long-term fixed-rate tax-exempt municipal securities. During 1999 and 2000 additions to the available-for-sale portfolio have included medium-term callable U.S. Agency bonds, mortgage-backed securities with projected average lives of three to seven years. Some of these purchases were funded with borrowed funds from the Federal Home Loan Bank. The held-to-maturity portion of the portfolio consisted entirely of long-term fixed-rate tax-exempt municipal securities with both average life and repricing term of 12.8 years. At December 31, 2000 the total security portfolio had $232,000 market value appreciation.

LOANS
Average total loans as a percent of average assets was 60.1% in 1998, 62.8% in 1999, and 66.6% in 2000. Table 4 shows loans outstanding at period end by type of loan. The portfolio composition has stayed relatively the same during the last three years. Commercial and industrial loans grew from $78.8 million in 1998 to $86.5 million in 1999 and to $92.3 million in 2000, primarily as a result of increased origination of working capital and equipment loans. Residential real estate loans grew $25.3 million during 1999 and $28.2 million during 2000 as the result of increased efforts by the Company in originating loans locally through the branch network. For interest rate risk management purposes the Company currently sells, or holds for sale, the majority of fixed-rate residential real estate loans originated, while holding the adjustable-rate loans in the portfolio. The Company has experienced an increase in residential real estate lending and commercial lending, both real estate and industrial, because of the movement of the Company into new markets, such as Clermont, Highland and Warren Counties. The Company focused its commercial lending on small- to medium-sized companies in its market area, most of which are companies with long established track records. The Company expects to continue the emphasis on growth in the real estate and commercial portfolios. Installment loans outstanding has decreased from $88.0 million in 1999 to $71.4 because the Company has reduced its efforts to originate indirect automobile loans due to increased competition and narrowing interest rate spreads. Installment loans have decreased to 19% of the portfolio at December 31, 2000 from 25% at December 31, 1999. The Company has avoided concentration of lending in any one industry. As of December 31, 2000, the percent of fixed-rate loans to total loans was 34%, of which 75% matures within five years.

                                     Table 4 - Loan Portfolio
                                          (in thousands)
                                          at December 31,
                                    2000                 1999
                                    ----                 ----
                                        Percent of            Percent of
                              Amount      Total     Amount       Total
                           ---------------------------------------------
Commercial and industrial   $ 92,328       25%   $ 86,521         25%
Commercial real estate        42,694       11      37,833         11
Agricultural                  18,256        5      18,343          5
Residential real estate      145,582       39     117,392         33
Installment                   71,414       19      87,996         25
Other                          3,209        1       2,069          1
Deferred net origination
 costs                           618        -         801          -
                             -------      ---     -------        ---
     Total                  $374,101      100%   $350,955        100%
                             =======      ===     =======        ===






                                       1998                1997
                                           Percent of            Percent of
                                 Amount      Total     Amount       Total
                               ---------------------------------------------
Commercial and industrial      $ 78,801        26%   $ 63,661         23%
Commercial real estate           29,936        10      30,835         11
Agricultural                     17,925         6      18,387          7
Residential real estate          92,069        30      82,838         30
Installment                      83,173        27      79,115         28
Other                             2,402         1       2,097          1
Deferred net origination costs      806         -         778          -
                                -------       ---     -------        ---
     Total                     $305,112       100%   $277,711        100%
                                =======       ===     =======        ===


                                      1996
                                           Percent of
                                 Amount      Total
                              ------------------------
Commercial and industrial      $ 57,985        22%
Commercial real estate           31,118        11
Agricultural                     16,304         6
Residential real estate          79,761        30
Installment                      81,033        30
Other                             2,228         1
Deferred net origination costs      853         -
                                -------       ---
     Total                     $269,282       100%
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

The allowance for loan losses was 1.02% of total loans as of December 31, 2000, an increase from the .91% at the end of 1999, and has ranged from .87% to 1.00% for the years 1996 through 1998. Net charge-offs as a percentage of average loans increased to .44% for the year 2000, compared to .25% for the year 1999. The increase in net charge-offs during 2000 was concentrated in the commercial loan area and was primarily related to three business entities that were identified at the end of 1999 as non-accrual or impaired loans. The

Company allocates the allowance for loan losses to specifically classified loans and generally based on three-year net charge off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to anticipated portfolio growth, economic conditions and portfolio risk. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

Non-accrual loans for the last five years are listed in Table 5. The amount of non-accrual loans increased to $4,098,000 at year-end 2000 from $955,000 in 1999. The $955,000 reported as non-accrual loans as of December 31, 1999, was resolved through payments or collateral disposition of $402,000, $202,000 carried over into 2001 with payments being made and $351,000 charged off during the year 2000. Non-accrual loans as of December 31, 2000 consisted of 33 relationships. Fifteen of those relationships are collateralized with a first mortgage; eleven have a second mortgage; four are collateralized with titled units awaiting sale; two have partial Farm Services Agency (FSA) and US Department of Agriculture (USDA) government guarantees, and the remaining relationship is collateralized by a general chattel filing on furniture, fixtures, and inventory.

All loans and leases are expected to be resolved through payments or through liquidation of collateral in the normal course of business. The anticipated loss in the year 2001 from all but two of these relationships is $50,000. One of the remaining two relationships, is Bush Leasing, Inc., a company whose primary owner is George F. Bush, a former director of the Company.
The servicing and collection of the related lease receivables of $866,000 has been outsourced. Management is unable to determine the potential for losses on this account since the receivables are collateralized with vehicles whose condition at the end of the lease can either negatively or positively impact the final amount received. The second relationship is with a longstanding customer whose outstanding balances with the Company are approximately $6.0 million, $4.3 million of which has an 80% guarantee by a U.S Government agency. Several meetings have taken place with the customer with the intent of restructuring a portion of the debt. Due to the early stages of this situation, a loss to the Company, if any, cannot be determined. Projected losses are based on currently available information and actual losses may differ significantly from those discussed above.

In addition, management has identified two relationships that are not included in the non-performing categories at December 31, 2000, but about which management, through normal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms. These two relationships total $757,000 with a government guarantee of $300,000 supporting one of the relationships. Management is unable at this time to determine any loss potential due to the early stages of these situations.
                                    -38-

                                Table 5 -  Asset Quality
                                          (in thousands)
                             2000    1999      1998      1997      1996
                          -------------------------------------------------
Allowance for loan
 losses                    $3,802    $3,222    $2,641    $2,761    $2,686
Provision for loan
 losses                     2,199     1,400     1,150       800       600
Net charge-offs             1,619       819     1,270       725       558

Non-accrual loans          $4,098    $  955    $  599    $  509    $  535
Loans 90 days or more
 past due                     113        96       343       241        90
Renegotiated loans              -         -         -         -         -
Other real estate owned        67        80         -       125       358
                            -----     -----     -----     -----     -----
Total non-performing
 assets                    $4,278    $1,131    $  942    $  875    $  983
                            =====     =====     =====     =====     =====

RATIOS
Allowance to total loans     1.02%     0.91%     0.87%     0.99%     1.00%
Net charge-offs to
 average loans               0.44      0.25      0.50      0.26      0.22
Non-performing assets
 to total loans              1.14      0.32      0.31      0.31      0.36


OTHER ASSETS
As part of the investment portfolio restructure in September 2000, $10 million was used to purchase Bank Owned Life Insurance with a cash surrender value that increases during the first year at a tax-equivalent yield of 9.97% and the cash surrender value increases during future years at an adjustable rate. Beginning in the fourth quarter of 1996 and during the ensuing years the Company has been installing cash dispenser machines in convenience stores and supermarkets. There were 83 machines located in Ohio, Kentucky and Indiana at the end of 2000. The Company's investment in this segment of business includes $1.4 million in equipment cost and an average of $4.3 million in cash to supply the machines. The Company anticipates little change in the number of machines installed at the end of 2000. The Company charges a fee for withdrawals from anyone who does not have a transaction account with the Company. The Company recorded a net book income before taxes on this segment of business of $82,000 in 2000, compared to $29,000 for 1999 and $110,000 net book loss before tax for 1998.

DEPOSITS
Table 6 presents a summary of period end deposit balances. Deposit categories have remained fairly constant as a percent of total deposits throughout the five-year period. Interest-bearing NOW accounts have increased to 20% of deposits due to the introduction of a high yielding, high balance checking account early in 2000. Savings accounts continue to decrease each year both in amounts and as a percent of deposits. Money market accounts decreased to 8% of deposits by the end of 2000 as a result of the high yielding checking account and the increase in retail certificates of deposit to 43% of the total. Certificates of $100,000 and over are primarily short-term public funds. Balances of such large certificates fluctuate depending on the Company's pricing strategy and funding needs at any particular time and were about the same percent of total deposits in 2000 as in 1999. Deposits are attracted principally from within the Company's market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company's liquidity requirements, growth goals and market trends. The Company has not used brokers in the past to attract deposits, although competition from banks and other financial institutions has caused the Company to consider broker deposits as a viable alternative to funding needs. The amount of deposits currently from outside the Company's market area is not significant.

                                    Table 6 - Deposits
                                      (in thousands)
                                      at December 31,
                       2000              1999              1998
                         Percent of         Percent of        Percent of
                  Amount   Total    Amount    Total    Amount   Total
                --------------------------------------------------------
Demand          $ 42,965    11%   $ 43,715     12%   $ 41,748     11%
NOW               81,540    20      67,027     18      61,616     16
Savings           32,397     8      35,658      9      35,983     10
Money market      33,533     8      42,780     11      39,935     11
CD's less than
 $100,000        172,982    43     150,281     40     147,003     39
CD's $100,000
 and over         43,040    10      40,226     10      47,705     13
Other                231     -         245      -         230      -
                 -------   ---     -------    ---     -------    ---
 Total          $406,688   100%   $379,932    100%   $374,220    100%
                 =======   ===     =======    ===     =======    ===






                     1997               1996
                         Percent of         Percent of
                  Amount   Total    Amount    Total
                --------------------------------------

Demand          $ 38,662    12%   $ 35,731     12%
NOW               53,386    16      49,030     16
Savings           34,445    11      35,687     11
Money market      29,721     9      28,009      9
CD's less than
 $100,000        146,005    44     141,680     46
CD's $100,000
 and over         26,899     8      18,788      6
Other                214     -         203      -
                 -------   ---     -------    ---
 Total          $329,332   100%   $309,128    100%
                 =======   ===     =======    ===

OTHER BORROWINGS
During the fourth quarter of 1997 and during 1998, the Company purchased $65 million in U.S. Agency mortgage-backed securities and $10 million in long-term tax-exempt municipal bonds with funds borrowed from the FHLB at anticipated spreads of 130-150 basis points before tax. The effect of these transactions has been an enhancement to earnings and an effective use of capital. At December 31, 2000, the Bank had outstanding $86.0 million of total borrowings from the FHLB. Six million of the borrowings have a one-year maturity and adjust daily at the prime rate. Of the remaining $80 million, $50 million consists of three fixed-rate notes with maturities in 2002, 2008 and 2010.
At the option of the FHLB, these notes can be converted at certain dates to instruments that adjust quarterly at the three-month LIBOR rate.
The note amount and nearest optional conversion dates at December 31, 2000, are $5 million in March 2001; $15 million in October 2001; and $30 million in April 2003.

In January 2000, a $30 million fixed-rate note that matures in 2002 was converted to a variable-rate note that adjusts quarterly at the three-month LIBOR rate, which was 6.76% at year end. In January 2001 this note was paid off and restructured into three $12 million notes with a weighted average rate of 5.01% and maturity dates in January 2011. At the option of the FHLB, these notes can be converted at certain conversion dates to instruments that adjust quarterly at the three-month LIBOR rate. The optional conversion dates are January 2002, 2004, and 2006.

CAPITAL
The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The dividend rate was increased 33% in 1999 and 12% in 2000. The Company's equity to assets ratio at December 31, 2000 was 8.5%. As of that same date, tier 1 risk-based capital was 13.0%, and total risk-based capital was 14.0%. The minimum tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

LIQUIDITY
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable
interest rate spread.   The loan to deposit ratio at December 31, 2000, was
92.0%, compared to 92.4% at the same date in 1999. Loans to total assets were 64.6% at the end of 2000, compared to 64.7% at the same time last year. The securities portfolio is 72% available-for-sale securities that are readily marketable. Approximately 46% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 89% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

The Company's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored on a quarterly basis through ALCO meetings. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule (Table 7), quantifies the asset/liability static sensitivity as of December 31, 2000. As shown, the Company was liability sensitive for periods through one year, and asset sensitive within the one- to five-year period and the over-five-year period. The cumulative gap as a percent of total assets through one year at the end of 2000 was negative 12.0% compared to negative 16.8% at the end of 1999. The balances of transaction type NOW and MMDA accounts are scheduled to run off over their expected lives. Although the entire balance of these deposits is subject to repricing or withdrawal in a relatively short period of time, they have been a stable base of retail core
deposits for the Company.   Also their sensitivity to changes in interest
rates is significantly less than some other deposits, such as certificates of deposit.

                           Table 7 - Interest Rate Gap Analysis
                                       (in thousands)
                                    at December 31, 2000

                                  0-3     3-6      6-12     1-5       5+
                       Total     Months  Months   Months   Years    Years
                     -----------------------------------------------------

Loans (1)             $375,620 $ 69,760 $ 30,203 $ 41,348 $196,607 $ 37,702
Securities (2)         160,210   25,548    3,735   18,294   35,398   77,235
Short-term funds            64       64        -        -        -        -
                       -------  -------   ------   ------  -------  -------
  Total earning
    assets             535,894   95,372   33,938   59,642  232,005  114,937
                       -------  -------   ------   ------  -------  -------

Savings, NOW and
 MMDA                  147,470    5,267    5,267   10,533   84,269   42,134
Other time deposits    216,253   54,652   37,115   55,118   69,006      362
Short-term
 borrowings             40,148   40,148        -        -        -        -
Long-term debt          80,323   35,323        -   15,000   30,000        -
                       -------  -------   ------   ------  -------  -------
  Total interest-
    bearing funds      484,194  135,390   42,382   80,651  183,275   42,496
                       -------  -------   ------   ------  -------  -------

Period gap              51,700  (40,018)  (8,444) (21,009)  48,730   72,441
Cumulative gap                  (40,018) (48,462) (69,471) (20,741)  51,700
Gap as a percent
 of assets                8.93%   (6.91)%  (8.37)% (11.99)%  (3.58)%  8.93%

(1) Excludes adjustments for deferred net origination costs and allowance for losses.
(2) At amortized cost.

In the Company's simulation models, each asset and liability balance is projected over a one-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a quarterly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Company's current one-year simulation models under stable rates indicate a level yield on interest-earning assets and a 10 basis point decrease in the cost of interest-bearing liabilities. This position should have a slightly positive effect on projected net interest margin over the next twelve months.

Simulation models are also performed under an instantaneous parallel 300 basis point increase or decrease in interest rates. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established and as of December 31, 2000 the results of these simulations are within those guidelines.

The Company's rate shock simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Company has been able to alter the mix of short- and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Company has been able to maintain a fairly stable flow of net interest income. Table 8 provides information about the Company's market sensitive financial instruments other than cash and cash equivalents, FHLB and Federal Reserve Bank stock, and demand deposit accounts as of December 31, 2000. The information presented is based on repricing opportunities and projected cash flows that include expected prepayment speeds and likely call dates.

                    Table 8 - Financial Instruments Market Risk
                                     (in thousands)
                                  At December 31, 2000

                                                                              Later                 Fair
                            2001      2002      2003      2004      2005      Years     Total      Value
                              ---------------------------------------------------------------------------

Fixed rate loans          $ 35,918   $21,693   $17,474   $11,861   $ 7,843   $31,549   $126,338   $123,289
   Average interest rate      9.29%     9.32%     9.27%     9.30%     9.12%     8.20%      9.01%

Adjustable rate loans      105,393    41,439    49,386    27,469    19,441     6,154    249,282    247,937
   Average interest rate      9.03      8.02      8.20      7.96      8.17      7.11       8.47

Securities                  47,577    14,030    11,546     4,802     5,021    77,234    160,210    160,104
   Average interest rate      6.97      7.01      7.23      7.16      6.75      5.66       6.36

Interest-bearing deposits  167,952    82,815    27,206    21,531    21,723    42,496    363,723    351,850
   Average interest rate      5.59      5.74      3.79      3.19      3.23      3.14       4.92

Short-term borrowings       40,148         -         -         -         -         -     40,148     40,148
   Average interest rate      6.41         -         -         -         -         -       6.41

Long-term debt              50,323         -    30,000         -         -         -     80,323     79,347
   Average interest rate      6.11         -      5.63         -                   -       5.93

IMPACT OF INFLATION AND CHANGING PRICES
The majority of a financial institution's assets and liabilities are monetary in nature. Changes in interest rates affect the financial condition of a financial institution to a greater degree than inflation. Although interest rates are determined in large measure by changes in the general level of inflation, they do not change at the same rate or in the same magnitude, but rather react in correlation to changes in expected rate of inflation and to changes in monetary and fiscal policy. The Company's ability to react to changes in interest rates has a significant impact on financial results. As discussed previously, management attempts to control interest rate sensitivity in order to protect against wide interest rate fluctuations.

EFFECT OF RECENT ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 established the effective date for the new standard as fiscal years beginning after June 15, 2000. Currently, the Company does not hold any derivatives or conduct hedging activities as defined by the standard. In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. If the Company had adopted SFAS No. 133 in 2000, the impact would have been limited to transfers, if any, of securities from the held-to-maturity classification to available for sale. The Company will be adopting SFAS No.133 in the first quarter of 2001, and is evaluating the desirability of potential investment security reclassifications.


MARKET PRICE OF THE COMPANY'S COMMON SHARES AND RELATED SECURITY HOLDER
MATTERS
There were 3,205,284 common shares of the Company outstanding on December 31, 2000 held of record by approximately 435 shareholders. There is presently no active trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or automated quotation service. Information about the Company's shares is posted on the OTC Bulletin Board under the symbol ICYB. Dividends per share declared were $.19 in each quarter in 2000 and were $.17 per share in each quarter in 1999.

The National Bank and Trust Company serves as transfer agent and dividend disbursing agent for the Company's shares. Communication regarding change of address, transfer of shares, lost certificates and dividends should be sent to:

Sarah M. Martin, Senior Vice President
The National Bank and Trust Company
48 North South Street, PO Box 711
Wilmington, Ohio  45177
(937) 283-3077.

A copy of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be available at no charge to shareholders upon request to:

Charles L. Dehner, Executive Vice President
InterCounty Bancshares, Inc.
48 North South Street, PO Box 711
Wilmington, Ohio  45177
(937) 283-3002.


The annual meeting of the shareholders of InterCounty Bancshares, Inc. will be held on April 24, 2001, at 48 North South Street, Wilmington, Ohio, at 9:00 am.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See "Market Risk Management" in Item 7, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data


                           - I N D E X -


                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           49

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       50

     Consolidated Statements of Income                                 51

     Consolidated Statements of Comprehensive
       Income and Changes in Shareholders' Equity                      52

     Consolidated Statements of Cash Flows                             53

     Notes to Consolidated Financial Statements                       54-75

                           INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
InterCounty Bancshares, Inc.
Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of InterCounty Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterCounty Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with U.S. generally accepted accounting principles.



                                      /s/J.D. CLOUD & CO. L.L.P.
                                      Certified Public Accountants


Cincinnati, Ohio
February 7, 2001

                 InterCounty Bancshares, Inc. and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS
December 31                                                    (thousands)
                                                      2000        1999
ASSETS:
Cash and due from banks                           $ 19,331     $18,813
Federal funds sold                                      15         283
Interest bearing deposits in banks                      49         242
                                                   -------     -------
      Total cash and cash equivalents               19,395      19,338

Securities available for sale, at market value     115,836     110,723
Securities held to maturity (market value -
  $44,268 in 2000 and $40,412 in 1999)              44,374      44,304
                                                   -------     -------
       Total securities                            160,210     155,027

Loans                                              374,101     350,955
   Less - allowance for loan losses                  3,802       3,222
                                                   -------     -------
       Net loans                                   370,299     347,733

Loans held for sale                                  1,519       1,599
Premises and equipment                              11,532      11,745
Earned income receivable                             5,002       4,321
Other assets                                        11,275       2,785
                                                   -------     -------
TOTAL ASSETS                                      $579,232    $542,548
                                                   =======     =======
LIABILITIES:
Demand deposits                                   $ 42,965    $ 43,715
Savings, NOW, and money market deposits            147,470     145,465
Certificates $100,000 and over                      43,040      40,226
Other time deposits                                173,213     150,526
                                                   -------     -------
       Total deposits                              406,688     379,932

Short-term borrowings                               40,148      40,358
Long-term debt                                      80,323      75,431
Other liabilities                                    2,591       2,796
                                                   -------     -------
TOTAL LIABILITIES                                  529,750     498,517
                                                   -------     -------



SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized
  100,000 shares; none issued                            -           -
Common shares - no par value, authorized
  6,000,000 shares; issued 3,818,950 shares          1,000       1,000
Surplus                                              8,128       7,921
Unearned ESOP shares, at cost                         (299)       (405)
Retained earnings                                   44,742      43,119
Accumulated other comprehensive income
  (loss), net of taxes                                 223      (3,331)
Treasury shares, at cost, 613,666 shares in 2000
  and 630,636 shares in 1999                        (4,312)     (4,273)
                                                   -------     -------
TOTAL SHAREHOLDERS' EQUITY                          49,482      44,031
                                                   -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $579,232    $542,548
                                                   =======     =======

The accompanying notes to financial statements are an integral part of these statements.


                  InterCounty Bancshares, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998
                                  (thousands, except per common share data)
                                                2000     1999     1998
INTEREST INCOME:
Interest and fees on loans                    $31,549   27,728   24,959
Interest on securities available for sale
   Taxable                                      6,640    7,289    8,113
   Non-taxable                                    433      436      321
Interest on securities held to maturity
 - non-taxable                                  2,291    1,989    1,349
Interest on deposits in banks                      10       14       26
Interest on federal funds sold                    126       83      505
                                               ------   ------   ------
          TOTAL INTEREST INCOME                41,049   37,539   35,273
                                               ------   ------   ------
INTEREST EXPENSE:
Interest on savings, NOW and money
 market deposits                                4,160    3,759    3,521
Interest on time certificates $100,000
 and over                                       2,600    2,281    2,198
Interest on other deposits                      9,315    7,685    8,118
                                               ------   ------   ------
          Total Interest on Deposits           16,075   13,725   13,837
Interest on short-term borrowings               2,024    1,267    1,622
Interest on long-term debt                      4,612    4,158    3,081
                                               ------   ------   ------
          TOTAL INTEREST EXPENSE               22,711   19,150   18,540
                                               ------   ------   ------
NET INTEREST INCOME                            18,338   18,389   16,733

PROVISION FOR LOAN LOSSES                       2,199    1,400    1,150
                                               ------   ------   ------
          NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES           16,139   16,989   15,583
                                               ------   ------   ------
NON-INTEREST INCOME:
Trust income                                    1,276    1,192    1,105
Service charges on deposits                     1,731    1,485    1,351
Other service charge and fees                     306      376      336
ATM network fees                                  725      701      574
Insurance agency commissions                    1,140      966      833
Securities gains (losses)                      (2,070)    (368)     302
Other                                             943      875    1,025
                                               ------   ------   ------
          TOTAL NON-INTEREST INCOME             4,051    5,227    5,526
                                               ------   ------   ------



NON-INTEREST EXPENSE:
Salaries                                        6,415    6,563    5,781
Pension and benefits                            1,167    1,130      984
Equipment                                       2,233    2,108    1,917
Occupancy                                         866      824      790
State franchise tax                               477      488      615
Marketing                                         379      386      312
Other                                           3,835    3,728    3,447
                                               ------   ------   ------
          TOTAL NON-INTEREST EXPENSE           15,372   15,227   13,846
                                               ------   ------   ------
INCOME BEFORE INCOME TAX                        4,818    6,989    7,263
PROVISION FOR INCOME                              772    1,281    1,889
                                               ------   ------   ------
          NET INCOME                          $ 4,046  $ 5,708  $ 5,374
                                               ======   ======   ======
Earnings per common share                       $1.27    $1.81    $1.70
Earnings per common share, assuming dilution     1.26     1.77     1.66

The accompanying notes to financial statements are an integral part of these statements.

                                   -51-


                InterCounty Bancshares, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND
                       CHANGES IN SHAREHOLDERS' EQUITY
                Years ended December 31, 2000, 1999 and 1998
                                                  Retained
                                      Unearned    Earnings      Accumulated
                                        ESOP      Less Cost       Other           Total           Total
                      Common           Shares,   of Treasury   Comprehensive  Shareholders'   Comprehensive
                      Shares  Surplus  at Cost     Shares         Income          Equity          Income
                                                       (thousands)
Balance
January 1, 1998       $1,000   7,141    (620)        32,944       515           40,980
Comprehensive Income:
 Net income                                           5,374                      5,374           $ 5,374
 Net unrealized (losses)
  on securities
  available for sale
  (net of taxes of $86)                                          (167)            (167)             (167)
 Reclassification
  adjustment for net
  realized gain on sale
  of available for sale
  securities included
  in net income (net
  of taxes of $82)                                               (160)            (160)             (160)
                                                                                                   -----
    Total comprehensive
     income                                                                                        5,047
                                                                                                   =====
Dividends declared                                   (1,567)                    (1,567)
Treasury shares purchased                              (172)                      (172)
Stock options exercised          175                     99                        274
ESOP shares earned                52     109                                       161
                       -----   -----    ----         ------    -----            ------
Balance
 December 31, 1998     1,000   7,368    (511)        36,678      188            44,723

Comprehensive Income:
 Net income                                           5,708                      5,708             5,708
 Net unrealized
  (losses) on
  securities available
  for sale (net
  of taxes of $1,937)                                         (3,761)           (3,761)           (3,761)
 Reclassification
  adjustment for
  net realized loss
  on sale of
  available-for-sale
  securities included
  in net income (net
  of tax benefit of
  $126)                                                          242               242               242
                                                                                                   -----
 Total comprehensive
  income                                                                                           2,189
                                                                                                   =====
Dividends declared                                   (2,144)                    (2,144)
Treasury shares purchased                            (1,843)                    (1,843)
Stock options exercised          464                    447                        911
ESOP shares earned                89     106                                       195
                       -----   -----    ----         ------    -----            ------
Balance
 December 31, 1999     1,000   7,921    (405)        38,846   (3,331)           44,031


Comprehensive Income:
 Net income                                           4,046                      4,046             4,046
 Net unrealized
  gains on securities
  available for sale
  (net of taxes of
  $1,127)                                                      2,188             2,188             2,188


 Reclassification
  adjustment for
  net realized loss
  on sale of
  available-for-sale
  securities included
  in net income (net
  of tax benefit of
  $704)                                                       1,366              1,366             1,366
                                                                                                   -----
  Total comprehensive
   income                                                                                         $7,600
                                                                                                   =====
Dividends declared                                   (2,423)                    (2,423)
Treasury shares purchased                              (221)                      (221)
Stock options exercised          151                    182                        333
ESOP shares earned                56     106                                       162
                       -----   -----    ----         ------    -----            ------
Balance
 December 31, 2000    $1,000  $8,128   $(299)       $40,430  $   223           $49,482
                       =====   =====    ====         ======   ======            ======

The accompanying notes to financial statements are an integral part of these statements.

                 InterCounty Bancshares, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 2000, 1999 and 1998
                                                        (thousands)
                                               2000        1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $  4,046   $  5,708    $  5,374
Adjustments to reconcile net
 income to net cash provided by operating
 activities:
   Depreciation, amortization and accretion     1,714      1,513       1,299
   Provision for loan losses                    2,199      1,400       1,150
   Provision for deferred taxes                   (78)        71          27
   Net realized losses (gains) on
    securities available for sale               2,070        368        (302)
   Origination of mortgage loans held
    for sale                                   (1,241)    (6,104)    (10,912)
   Proceeds from sales of mortgage
    loans held for sale                         1,241      9,904       5,665
   Increase in income receivable                 (653)       (75)       (434)
   Decrease (increase) in other assets           (402)       372        (833)
   Increase in interest payable                   242         27         177
   Increase (decrease) in accrued taxes
    and other liabilities                        (209)      (426)        651
   FRB/FHLB stock dividends                      (436)      (372)       (298)
   ESOP shares earned                             162        195         161
                                               ------     ------      ------
   NET CASH PROVIDED BY
    OPERATING ACTIVITIES                        8,655     12,581       1,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities
 available for sale                            40,998     23,044      10,647
Purchases of securities available for sale    (52,525)   (27,856)   (120,056)
Proceeds from maturities of securities
 available for sale                            10,212     28,244      81,622
Purchases of securities held to maturity            -     (8,993)    (29,993)
Proceeds from maturities of securities
 held to maturity                                   -      1,540       4,440
Purchase of bank-owned life insurance
 policies                                     (10,000)         -           -
Net increase in loans                         (25,015)   (46,448)    (29,124)
Purchases of premises and equipment            (1,283)    (1,530)     (2,098)
                                               ------     ------      ------
   NET CASH USED IN INVESTING ACTIVITIES      (37,613)   (31,999)    (84,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                       26,756      5,712      44,888
Cash dividends paid                            (2,356)    (2,017)     (1,447)
Net increase (decrease) in
 short-term borrowings                           (210)    17,656     (10,032)
Advances of long-term debt                      5,000          -      45,000
Repayment of long-term debt                      (108)      (108)       (177)
Proceeds from stock options exercised             154        437         175
Purchase of treasury shares                      (221)    (1,843)       (172)
                                               ------     ------      ------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                 29,015     19,837      78,235
                                               ------     ------      ------
   NET CHANGE IN CASH AND CASH EQUIVALENTS         57        419      (4,602)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                             19,338     18,919      23,521
                                               ------     ------      ------
CASH AND CASH EQUIVALENTS AT  END OF YEAR    $ 19,395   $ 19,338    $ 18,919
                                               ======     ======      ======

The accompanying notes to financial statements are an integral part of these statements.


                  InterCounty Bancshares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMTNS
                  Years ended December 31, 2000, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

InterCounty Bancshares, Inc. is a one-bank holding company. Its wholly-owned subsidiary, The National Bank and Trust Company (the Bank), provides full banking services, including trust and brokerage services, to customers located principally in Clinton, Brown, Clermont, Warren and Highland counties in Ohio. The Bank grants agribusiness, commercial, consumer, and residential loans to customers throughout its market area. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (formerly known as Phillips Insurance Agency, Inc.)

BASIS OF PRESENTATION-
The consolidated financial statements include the accounts of InterCounty Bancshares, Inc. and its direct and indirect subsidiaries (the Company). All intercompany accounts and transactions are eliminated in consolidation. Certain prior period data has been reclassified to conform to current period presentation.

USE OF ESTIMATES-
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

LOANS AND ALLOWANCE FOR LOAN LOSSES-
Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net of any deferred origination fees or costs. Net deferred fees and costs are amortized over the lives of the related loans using the interest method as an adjustment of loan yields. The aggregate amount of overdrawn demand deposit accounts are included in net loans. The allowance for loan losses is established through provisions charged to expense. The allowance is an amount that management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. This evaluation is based on prior loan loss experience and such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Loans are considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows using the loan's effective interest rate. Impaired collateral-dependent loans may be measured based on collateral value. Smaller-balance homogenous loans, including residential mortgage and consumer installment loans, are collectively evaluated for impairment.

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

NON-QUALIFIED STOCK OPTIONS-
Stock options are accounted for under Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees." Options are granted at a price equal to market value of a common share on the day of grant. Under the intrinsic value method of APB No. 25, the Company does not recognize compensation expense for options granted. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
Compensation" prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. The pro forma disclosures required by SFAS No. 123 are shown in Note 14.

Stock option accruals were recognized in years prior to 1997. In 1997, optionees approved the elimination of the Company's contingent obligation to repurchase the shares. The recorded liability at December 31, 1996 is recognized as additional consideration for the related stock when issued.

INCOME TAXES-
Certain income and expenses are recognized in different periods for financial reporting than for purposes of computing income taxes currently payable. Deferred taxes are provided on such temporary differences. These differences relate principally to the allowance for loan losses, depreciation, FHLB stock dividends, and stock option accruals.

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


NOTE 2 - ACQUISITIONS

In October 1998, the Bank acquired all the outstanding common shares of Phillips Insurance Agency Group, Inc., which had two subsidiary insurance agencies, in exchange for 53,606 shares of InterCounty Bancshares, Inc. In December 1998, the Bank acquired all the outstanding common shares of Arnold Jones Insurance Agency, Inc. in exchange for 17,777 shares of InterCounty Bancshares, Inc. The acquisitions qualified as tax-free reorganizations and have been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements were restated to retroactively include the agencies' as if the acquisitions had occurred at the beginning of the earliest period presented. The acquisitions had no material effect on consolidated shareholders' equity as previously reported. In connection with the acquisitions, the Bank incurred professional and regulatory fees of $75,000 which were charged to operations in 1998. In 1999, all three agencies were merged together. In 2000, the name of Phillips Insurance Agency, Inc. was changed to NB&T Insurance Agency, Inc.

NOTE 3 - SECURITIES

The following tables present amortized cost and estimated fair values of securities at December 31 (thousands):
                                               2000
                          ---------------------------------------------
                                         Gross       Gross
                           Amortized  Unrealized   Unrealized     Fair
                             Cost        Gains       Losses      Value
Securities available
 for sale:
  U.S. Agency notes         $ 49,641     $629        $ 31     $ 50,239
  U.S. Agency mortgage-
   backed securities          39,857      214         162       39,909
  Other mortgage-backed
   securities                 11,164       12         270       10,906
  Municipals                   8,567       20          74        8,513
  Federal Reserve/FHLB
   stock                       6,259        -           -        6,259
  Other                           10        -           -           10
                             -------      ---         ---      -------
                            $115,498     $875         537     $115,836
                             =======      ===         ===      =======
Securities held to maturity:
 Municipals                 $ 44,374     $165        $271     $ 44,268
                             =======      ===         ===      =======

                                              1999
                         ---------------------------------------------
                                        Gross       Gross
                          Amortized  Unrealized   Unrealized     Fair
                            Cost        Gains       Losses      Value
Securities available
 for sale:
  U.S. Agency notes        $ 34,730     $  3       $1,169     $ 33,564
  U.S. Agency mortgage-
   backed securities         55,324       10        2,564       52,770
  Other mortgage-backed
   securities                11,320        1          497       10,824
  Municipals                  8,563        -          831        7,732
  Federal Reserve/FHLB
   stock                      5,823        -            -        5,823
  Other                          10        -            -           10
                            -------      ---        -----      -------
                           $115,770     $ 14       $5,061     $110,723
                            =======      ===        =====      =======
Securities held to maturity:
 Municipals                $ 44,304     $108       $4,000     $ 40,412
                            =======      ===        =====      =======

Gross gains realized on sales of securities available for sale were $41,000 for 1999, $302,000 for 1998. Gross losses realized on sales of securities available for sale were $2,070,000 for 2000 and $409,000 for 1999. Securities with a carrying value of approximately $94.6 million, and $107.9 million at December 31, 2000, 1999, respectively, were pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required or permitted by law.

At December 31, 2000 the amortized cost and estimated market value of debt securities by contractual maturity was as follows.  Expected maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations (thousands):
                             Available for Sale       Held to Maturity
                            ---------------------   -------------------
                            Amortized      Market   Amortized    Market
                              Cost         Value      Cost        Value
Due within one year         $  6,170      $  6,200  $     -      $     -
Due from one to five years    34,057        34,431      827          912
Due from five to ten years     8,415         8,626      100          101
Due after ten years            9,566         9,495   43,447       43,255
                             -------       -------   ------       ------
                              58,208        58,752   44,374       44,268
U.S. Agency mortgage-backed
 securities                   39,857        39,909        -            -
Other mortgage-backed
 securities                   11,164        10,906        -            -
Federal Reserve/FHLB
 stock/other                   6,269         6,269        -            -
                             -------       -------   ------       ------
  Total securities          $115,498      $115,836  $44,374      $44,268
                             =======       =======   ======       ======


NOTE 4 - LOANS

Major classifications of loans as of December 31 were as follows
(thousands):
                                                    2000          1999
  Commercial and industrial                      $  92,328     $ 86,521
  Commercial real estate                            42,694       37,833
  Agricultural                                      18,256       18,343
  Residential real estate                          145,582      117,392
  Installment                                       71,414       87,996
  Other                                              3,209        2,069
                                                   -------      -------
    Total                                          373,483      350,154
  Deferred net origination costs                       618          801
  Allowance for loan losses                         (3,802)      (3,222)
                                                   -------      -------
    Net loans                                     $370,299     $347,733
                                                   =======      =======

                                   -59-

Mortgage loans serviced for the Federal Home Loan Mortgage Corporation and excluded from the Consolidated Balance Sheets at December 31, 2000 and 1999 were $15,345,000 and $15,484,000, respectively.

Changes in the allowance for loan losses for the years ended December 31 were as follows (thousands):
                                              2000      1999      1998
Balance at beginning of period             $ 3,222   $ 2,641   $ 2,761
Provision for loan losses                    2,199     1,400     1,150
Charge offs                                 (1,871)   (1,071)   (1,435)
Recoveries                                     252       252       165
                                            ------    ------    ------
Balance at end of period                   $ 3,802   $ 3,222   $ 2,641
                                            ======    ======    ======

Impaired loans, under SFAS No.114, including loans evaluated by the
Company and place in nonaccrual status, at December 31 are summarized as follows (thousands):
                                                        2000      1999
 Impaired loans without a valuation allowance         $  730    $  968
 Impaired loans with a valuation allowance             4,015     3,641
                                                       -----     -----
 Total impaired loans                                 $4,745    $4,609
                                                       =====     =====
 Valuation reserve on impaired loans                  $1,356    $  546
                                                       =====     =====

Average impaired loans were $3.9 million in 2000, $3.7 million in 1999 and $5.1 million in 1998. Interest income recognized on impaired loans was $480,000 in 2000, $191,000 in 1999, and $65,000 in 1998. At
December 31, 2000, the Bank had no material commitments to lend additional funds to customers whose loans are considered impaired.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 (thousands):
                                                    2000         1999
 Land                                             $ 1,793      $ 1,468
 Buildings and leasehold improvements               9,847        9,512
 Equipment                                          8,108        7,486
                                                   ------       ------
    Total cost                                     19,748       18,466
 Accumulated depreciation and amortization         (8,216)      (6,721)
                                                   ------       ------
    Premises and equipment                        $11,532      $11,745
                                                   ======       ======

                                   -60-

Depreciation expense related to premises and equipment was $1,496,000, $1,244,000 and $1,148,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 6 - OTHER ASSETS
At December 31, 2000, other assets include bank-owned life insurance (BOLI) with cash surrender values totaling $10,161,000. Under the terms of the policies, the cash surrender values will increase at credited adjustable rates over the policy terms. Income is recorded on the policies based on the reported increase in cash surrender value and is reflected in other non-interest income in the consolidated statements of income.


NOTE 7 - LEASES

The Company has entered into various operating leases for premises and equipment.  Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year are as follows (thousands):
                2001                              $ 81
                2002                                55
                2003                                45
                2004                                34
                2005                                25
                Remaining years                    150
                                                   ---
                Total minimum lease payments      $390
                                                   ===

Rent expense for all premises and equipment leases was $118,000, $129,000 and $108,000 in 2000, 1999 and 1998, respectively.


NOTE 8 - DEPOSITS

Contractual maturities of certificates of deposit at December 31, 2000 were as follows (thousands):
                                                       Other
                                 Certificates          Time
                                 over $100,000       Deposits       Total
2001                               $33,970           $113,143     $147,113
2002                                 8,398             53,324       61,722
2003                                   430              5,675        6,105
2004                                     -                431          531
2005                                   100                522          664
Thereafter                             142                118          118
                                    ------            -------      -------
                                   $43,040           $173,213     $216,253
                                    ======            =======      =======

                                   -61-

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) salary deferral plan. Substantially all employees who meet minimum age and length of service requirements are eligible to participate. Employee deferrals may be subject to employer-matching contributions up to specified limits. Discretionary contributions may also be made to the Plan. Total matching and discretionary contributions made by the Company amounted to $106,000, $98,000 and $89,000 in 2000, 1999 and 1998, respectively.

The Company sponsors a leveraged employee stock ownership plan (ESOP) covering substantially all of its employees who meet minimum age and length of service requirements. The Company is obligated to make annual contributions sufficient to enable the ESOP to repay the loan, including interest. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Additional contributions to the Trust are determined by the Board of Directors. Total Company contributions were $90,000, $78,000 and $96,000 in 2000, 1999 and 1998, respectively.

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

Benefits are payable upon retirement, death, disability or separation from service. Benefits are paid in common shares of the Company. If the common shares of the Company are not tradable on an established market when benefits are distributed, participants have the option to put the shares to the Company at a value determined by independent appraisal. In 2000 and 1999, the Company purchased 9,900 shares and 2,079 shares, respectively, from ESOP participants. The estimated fair value of allocated shares remaining in the ESOP was $16.0 million and $13.9 million at December 31, 2000 and 1999, respectively. The estimated fair value for 1999 was based on an independent appraisal. The 2000 independent appraisal has not been completed and, therefore, the estimated fair value at December 31, 2000 is based on allocated shares remaining in the ESOP at December 31, 2000 multiplied by the 1999 per share appraised value.

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

The ESOP shares as of December 31 were as follows:
                                             2000                 1999
                                       -----------------    -----------------
                                        1993       1986      1993       1986
                                       Shares     Shares    Shares     Shares
Allocated shares                       23,475    507,410    19,660    489,444
Shares released for allocation          3,835     19,355     3,977     20,168
Unreleased shares                       9,952     50,233    13,727     69,602
                                       ------    -------    ------    -------
Total ESOP shares                      37,262    576,998    37,364    579,214
                                       ======    =======    ======    =======


At December 31, 2000, the estimated fair value of unreleased 1993 shares was $270,000. ESOP compensation expense was $113,000, $134,000 and $105,000 for
2000, 1999 and 1998, respectively.


NOTE 10 - SHORT-TERM BORROWINGS

A summary of short-term borrowings follows (thousands):
                                                   2000            1999
                                              ------------    -------------
                                              Amount   Rate   Amount   Rate
At December 31:
  Federal Home Loan Bank notes              $ 6,000   6.93% $ 6,000   5.90%
  Federal funds purchased                    16,000   6.75   16,000   5.81
  Securities sold under agreements
   to repurchase                             17,258   5.29   16,549   2.47
  U.S. Treasury demand notes                    890   6.75    1,809   5.63
                                             ------          ------
    Total short-term borrowings             $40,148   6.14% $40,358   4.50%
                                             ======          ======
Years ended December 31:
  Average amount outstanding                $33,486         $26,518
  Maximum month-end balance                  41,624          40,358
  Weighted average interest rate                      6.05%           4.78%

NOTE 11 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31 (thousands):
                                                    2000         1999
Federal Home Loan Bank notes                     $80,000      $75,000
ESOP Trust debt guarantee                            323          431
                                                  ------       ------
                                                 $80,323      $75,431
                                                  ======       ======

Maturities of long-term debt are as follows (thousands):
                       2001                    $   108
                       2002                     30,108
                       2003                        107
                       2004                          -
                       2005                          -
                       Thereafter               50,000

The $80 million FHLB borrowings included $50 million in three fixed-rate notes with a weighted average rate of 5.43%. The notes mature in 2008 through 2011. Interest is payable monthly. At the option of the FHLB, these notes can be converted at certain conversion dates to instruments that adjust quarterly at the three-month LIBOR rate. The note amount and nearest optional conversion dates at December 31, 2000, were: $5 million in March 2001; $15 million in October 2001; and $30 million in April 2003.

In January 2000, a $30 million fixed-rate note that matures in 2002 was converted to a variable-rate note that adjusts quarterly at the three-month LIBOR rate, which was 6.76% at year end. In January 2001 this note was paid off and restructured into three $12 million notes with a weighted average rate of 5.01% and maturity dates in January 2011. At the option of the FHLB, these notes can be converted at certain conversion dates to instruments that adjust quarterly at the three-month LIBOR rate. The optional conversion dates are January 2002, 2004, and 2006.

At December 31, 2000, FHLB borrowings, including short-term notes of $6 million and federal funds purchased of $7 million, were collateralized by a blanket pledge of certain residential real estate loans totaling approximately $112 million and primarily mortgage-backed securities with a carrying value of $37 million.

The ESOP Trust loan agreement contains various covenants for the Company which include a minimum net worth and restrictions on additional indebtedness. The note may be prepaid without penalty with prepayments applying in the inverse order of the maturities of the scheduled payments. Interest is due quarterly at the prime rate, 9.50% at December 31, 2000. Scheduled principal payments are approximately $108,000 annually through 2003.


NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid was $22,470,000, $19,123,000 and $18,363,000 in 2000, 1999 and
1998, respectively. Federal income taxes paid were $596,000, $1,586,000 and $1,452,000 in 2000, 1999 and 1998, respectively.


NOTE 13 - INCOME TAXES

Income taxes provided for in the statements of income at December 31 consist of the following (thousands):
                                                 2000      1999      1998
 Income taxes currently payable:
   Applicable to income exclusive of
     securities transactions                   $1,558     $1,335    $1,759
   Applicable to securities transactions         (704)      (125)      103
                                                -----      -----     -----
     Total income taxes currently payable         854      1,210     1,862

 Deferred income taxes resulting
  from temporary differences:
   Provision for loan losses                     (198)      (197)       41
   Depreciation                                   (58)       (20)     (129)
   Stock option accruals                           61        161        33
   FHLB stock dividends                           141        126       101
   Accruals deductible for tax purposes
    when paid                                       6          -       (45)
   Alternative minimum tax credit                 (34)         -         -
   Other                                            -          1        26
                                                -----      -----     -----
     Total deferred income taxes                  (82)        71        27
                                                -----      -----     -----
 Provision for income tax                      $  772     $1,281    $1,889
                                                =====      =====     =====

A reconciliation of the statutory income tax rate to the Company's effective tax rate at December 31 follows:
                                              2000       1999      1998
Statutory tax rate                            34.0%      34.0%     34.0%
Increase (decrease) resulting from:
  Tax exempt interest                        (16.9)     (10.4)     (7.0)
  Non-qualified stock options                 (1.6)      (5.8)     (1.2)
  Bank-owned life insurance                   (1.1)         -         -
  Other-net                                    1.6         .6        .2
                                              ----       ----      ----
Effective tax rate                            16.0%      18.4%     26.0%
                                              ====       ====      ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their basis for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows (thousands):
                                                 2000       1999
Deferred tax assets:
  Allowance for loan losses                    $  950     $  753
  Stock option accruals                             2         63
  Unrealized losses on securities
   available for sale                               -      1,716
  Alternative minimum tax credit                   34          -
  Accruals not currently deductible                 8          9
                                                -----      -----
       Total deferred tax assets                  994      2,541
                                                -----      -----
Deferred tax liabilities:
  Depreciation of premises and equipment         (280)      (338)
  Unrealized gains on securities
   available for sale                            (114)         -
  FHLB stock dividends                           (579)      (438)
  Other-net                                        (7)         -
                                                -----       ----
       Total deferred tax liabilities            (980)      (776)
                                                -----      -----
Net deferred taxes                             $   14     $1,765
                                                =====      =====

Due primarily to the Company's taxable position in prior years, a valuation allowance for deferred tax assets was unnecessary at December 31, 2000 and 1999.

NOTE 14 - SHAREHOLDERS' EQUITY

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

The Company has elected to follow APB No. 25 in accounting for its stock option plan. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1996 under the fair value method of that statement. Had compensation expense for the Company's stock options been recognized under the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows:

                                        2000       1999        1998
Reported net income                   $4,046     $5,708      $5,374
Pro forma net income                   3,988      5,670       5,354

Reported earnings per share-
assuming dilution                       1.26       1.77        1.66

Pro forma earnings per share-
assuming dilution                       1.24       1.76        1.65

The estimated fair value of options granted during 2000, 1999 and 1998 was $6.42, $8.13 and $5.13, respectively. The fair value, which is amortized to expense over the option vesting period in determining the pro forma results, was estimated at the date of grant using a Black-Scholes option pricing model and the following assumptions:

                                        2000       1999        1998
Risk-free interest rates                6.5%       6.5%        4.6%
Expected lives                          9.0 years  9.0 years   9.0 years
Expected volatility                    19.0%      19.0%       15.0%
Expected dividend yields                3.0%       2.5%        2.3%

Details of the stock option plan are as follows:
                             Wtd. Avg.    Option       Option       Shares
                             Exercise     Shares       Shares      Available
                              Price     Outstanding  Exercisable   for Grant
Balance, December 31, 1997   $ 8.12       186,786      131,744       80,540

Granted                       23.25         9,000                    (9,000)
Became exercisable                                      18,501
Exercised                      7.77       (22,510)     (22,510)      22,510
                                          -------      -------      -------
Balance, December 31, 1998     8.96       173,276      127,735       94,050

Granted                       28.00        15,500                   (15,500)
Became exercisable                                      15,261
Exercised                      5.64       (76,340)     (76,340)      76,340
                                          -------      -------      -------
Balance, December 31, 1999    13.77       112,436       66,656      154,890

Granted                       23.57        30,200                   (30,200)
Became exercisable                                      17,060
Exercised                      5.71       (26,870)     (26,870)      26,870
                                          -------      -------      -------
Balance, December 31, 2000   $18.20       115,766       56,846      151,560
                                          =======      =======      =======

The weighted-average exercise price of exercisable options at December 31,
2000, 1999 and 1998 was $13.61, $9.64 and $6.83, respectively.  The following table summarizes information for options currently outstanding and exercisable at December 31, 2000:
                   Options Outstanding                   Options Exercisable
              --------------------------------------  -----------------------
  Range of              Wtd. Avg.      Wtd. Avg.                   Wtd. Avg.
   Prices     Number  Remaining Life  Exercise Price   Number  Exercise Price
 $ 6.56        1,150    2.1 years       $  6.56         1,150      $  6.56
 9.63-13.63   59,916    5.1               12.42        48,996        12.16
21.38-24.50   39,200    8.8               23.50         3,600        23.25
  28.00       15,500    8.2               28.00         3,100        28.50
             -------                                   ------
 6.56-28.00  115,766    6.7               18.20        56,846        13.61
             =======                                   ======


The following is a reconciliation of weighted average shares for earnings per share (EPS) computations to the weighted average shares including the effect of stock options for diluted EPS computations:

                                           2000         1999        1998
Weighted average shares for EPS         3,185,157    3,156,727   3,153,530
Effect of dilutive stock options           21,350       64,864      81,948
                                        ---------    ---------   ---------
Weighted average shares for EPS -
  assuming dilution                     3,206,507    3,221,591   3,235,478
                                        =========    =========   =========


NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (thousands):

                                         2000        1999
Commitments to extend credit           $41,804     $44,358
Standby letters of credit                1,691       2,189

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, crops, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At December 31, 2000 and 1999, standby letters of credit were primarily issued to support public bond financing by state and local government units and entities involved in development and maintenance and repair. They expire during the period from 2000 through 2012. Approximately 76% and 71% of the amount outstanding at December 31, 2000 and 1999, respectively, was secured.

The Company is party to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.


NOTE 16 - RELATED PARTY TRANSACTIONS

At December 31, 2000 and 1999, executive officers, directors and companies in which they have a direct or indirect interest, were indebted to the Company directly or as guarantors in the aggregate amount of $2,920,000 and $6,523,000, respectively. During 2000, $843,000 in new loans were made; repayments totaled $425,000. Such transactions originate in the normal course of the Company's operations as a depository and lending institution. At December 31, 1999, approximately $4,021,000 was attributable to parties that were no longer related to the Company in 2000.


NOTE 17 - FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

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

Carrying amounts and estimated fair values for financial instruments as of December 31 were as follows (thousands):
                                       2000                   1999
                               -------------------    -------------------
                               Carrying      Fair     Carrying      Fair
                                Amount       Value     Amount       Value
Financial Assets:
 Cash and due from banks       $ 19,331     $ 19,331  $ 18,813    $ 18,813
 Federal funds sold                  15           15       283         283
 Interest bearing deposits
   in banks                          49           49       242         242
 Securities available for sale  115,836      115,836   110,723     110,723
 Securities held to maturity     44,374       44,268    44,303      40,412
 Loans, net                     370,299      369,707   347,733     343,229
 Loans held for sale              1,519        1,519     1,599       1,599

Financial Liabilities:
 Deposits                      $406,688     $388,188  $379,932    $359,823
 Short-term borrowings           40,148       40,148    40,358      40,358
 Long-term debt                  80,323       79,347    75,431      74,623

The fair value of off-balance-sheet financial instruments at December 31, 2000 and 1999, was not material.


NOTE 18 - REGULATORY MATTERS

The principal source of income and funds for InterCounty Bancshares, Inc. is dividends paid by the Bank subsidiary. During the year 2001, dividends that the Bank subsidiary can pay to InterCounty Bancshares, Inc. without prior approval of regulatory agencies is limited to 1999 and 2000 retained net income plus 2001 retained net income.

Banks and bank holding companies must meet certain minimum capital requirements set by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The minimum regulatory capital ratios are 8% for total risk-based, 4% for Tier I risk-based, and 4% for leverage. For various regulatory purposes, institutions are classified into categories based upon capital adequacy. The highest "well capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier I risk-based, and 5% for leverage. As of the most recent notification from their regulators, InterCounty Bancshares, Inc. and the Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the Company's classification.

A summary of the regulatory capital of InterCounty Bancshares, Inc. and the Bank at December 31 follows (thousands):

                                  2000                      1999
                        -------------------------  -------------------------
                        InterCounty  The National  InterCounty  The National
                        Bancshares,  Bank & Trust  Bancshares,  Bank & Trust
                           Inc.        Company        Inc.        Company
Regulatory Capital:
 Shareholders' equity    $49,482      $43,142       $44,031      $39,308
 Net unrealized
 securities (gains)/
 losses                     (223)        (223)        3,331        3,331
                          ------       ------        ------       ------
  Tier I risk-based
   capital                49,259       42,919        47,362       42,639
 Eligible allowance for
   loan losses             3,802        3,802         3,222        3,222
                          ------       ------        ------       ------
     Total risk-based
       capital           $53,061      $46,721       $50,584      $45,861
                          ======       ======        ======       ======

Capital Ratios:
 Total risk-based          14.04%       12.41%        14.29%       12.96%
 Tier I risk-based         13.03        11.40         13.38        12.05
 Tier I leverage            8.70         7.58          8.80         7.92

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank. In 2000 and 1999, the Bank's average reserve balances were $7,811,000 and $6,670,000, respectively.


NOTE 19 - SEGMENTS

The Company has four principal business units that offer different products and services.  They are managed separately for various reasons including differing technologies, marketing strategies, and regulations.
Revenues from these business segments for the years ended December 31 were as follows (thousands):
                                          2000       1999       1998
Banking                                 $41,959    $39,906    $38,287
Trust services                            1,276      1,192      1,105
ATM network                                 725        702        574
Insurance agencies                        1,140        966        833
                                         ------     ------     ------
                                        $45,100    $42,766    $40,799
                                         ======     ======     ======

Additional reportable segment information under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" are not applicable since the information as it relates solely to the banking operations would be the same as the consolidated financial statements in all material respects.


NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for InterCounty Bancshares, Inc.
(parent company only) follows (thousands):

Condensed Balance Sheets
December 31
                                                     2000       1999
Assets:
Cash on deposit with the Bank                      $ 1,090    $   716
Securities available for sale, market value          6,169      4,936
Investment in subsidiary                            43,142     39,308
Other assets                                             3         33
                                                    ------     ------
   Total assets                                    $50,404    $44,993
                                                    ======     ======
Liabilities:
Long-term debt                                     $   323    $   431
Other liabilities                                      599        531
                                                    ------     ------
   Total liabilities                                   922        962

Shareholders' equity                                49,482     44,031
                                                    ------     ------
     Total liabilities and shareholders' equity    $50,404    $44,993
                                                    ======     ======

Condensed Statements of Income
Years ended December 31
                                            2000        1999        1998
Income:
Interest on securities available
 for sale                                $    11      $    4    $      -
Dividends from subsidiary                  4,000           -      10,265
                                          ------       -----      ------
   Total income                            4,011           4      10,265
                                          ------       -----      ------
Expenses:
Interest on long-term debt                    40          44          55
Other expense                                 64         100          64
                                          ------       -----      ------
   Total expense                             104         144         119
                                          ------       -----      ------
Income before income tax benefit
 and equity in undistributed
 income of subsidiary                      3,907        (140)     10,146

Income tax (expense) benefit                  (1)          -           1
Equity in undistributed income of
 subsidiary                                  140       5,848      (4,773)
                                          ------       -----      ------
Net income                               $ 4,046      $5,708     $ 5,374
                                          ======      ======      ======

Condensed Statements of Cash Flows
Years ended December 31
                                            2000        1999        1998
Cash flows from operating activities:
 Net income                               $4,046     $ 5,708     $ 5,374
 Adjustments for non-cash items-
  Equity in undistributed income
   of subsidiary                            (140)     (5,848)      4,773
  Payment of interest on long-term
   debt by subsidiary                         40          44          55
  (Increase) decrease in other assets         30         (29)        293
  Deferred tax provision (benefit)             1           -          (1)
  Release of earned ESOP shares               53          87          53
                                           -----       -----      ------
Net cash provided by operating
 activities                                4,030         (38)     10,547
                                           -----       -----      ------




Cash flows from investing activities:
 Purchases of securities available
 for sale                                 (6,169)     (4,936)          -
 Proceeds from sale of securities
  available for sale                       4,936           -           -
                                          ------       -----       -----
Net cash used in investing
 activities                               (1,233)     (4,936)          -
                                           -----       -----       -----
Cash flows from financing activities:
 Cash dividends paid                      (2,356)     (2,017)     (1,447)
 Payments to acquire treasury shares        (221)     (1,843)       (172)
 Proceeds from stock options exercised       154         437         175
                                           -----       -----       -----
Net cash used in financing activities     (2,423)     (3,423)     (1,444)
                                           -----       -----       -----

Net change in cash                           374      (8,397)      9,103
Cash at beginning of year                    716       9,113          10
                                           -----       -----       -----
Cash at end of year                       $1,090      $  716      $9,113
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


Item 11.  Executive Compensation.

The information contained in the under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information contained in the Proxy Statement under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information contained in the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       (1) Financial Statements - See Index to Consolidated Financial
               Statements on page 52 of this Form 10-K.

          (2) Financial Statement Schedules - None

          (3) Exhibits - See Exhibit Index at page 82 of this Form 10-K.


(b)       On October 4, 2000, the Company filed a Form 8-K with the
           Securities and Exchange Commission reporting certain events regarding its balance sheet restructuring and adverse impact of these actions and other matters on its third quarter results of operations.

          On October 19, 2000, the Company filed a Form 8-K with the
           Securities and Exchange Commission regarding a press release issued on or about that date.

                             INDEX TO EXHIBITS

              EXHIBIT
              NUMBER        DESCRIPTION

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

              10.2          InterCounty Bancshares, Inc. Non-qualified
                            Stock Option Plan: Incorporated by reference to the S-1, Exhibit 10.1.

              21            Subsidiaries of InterCounty Bancshares, Inc.

              23            Consent of Independent Certified Public
                            Accountants

              99.1          Safe Harbor Under the Private Securities
                            Litigation Reform Act of 1995

              99.2 Proxy Statement for 2001 annual meeting of shareholders; incorporated by reference to definitive proxy statement to be filed on or before April 6, 2001.

                                    -78-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    InterCounty Bancshares, Inc.

                                    By  /s/ Timothy L. Smith
                                    ------------------------------------
                   April 2, 2001        Timothy L. Smith
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Charles L. Dehner
----------------------------
    Charles L. Dehner
    Executive Vice President,
    Treasurer and a Director
    (Principal Accounting Officer)

Date   April 2, 2001

By  /s/ James W. Foland             By  /s/ Timothy L. Smith
---------------------------         -----------------------------------
    James W. Foland                     Timothy L. Smith
    Secretary and a Director            President, Chief Executive Officer
                                        and a Director

Date  April 2, 2001                 Date   April 2, 2001

By  /s/ S. Craig Beam               By  /s/ Janet M. Williams
---------------------------         -----------------------------------
    S. Craig Beam                       Janet M. Williams
    Director                            Director

Date   April 2, 2001                Date   April 2, 2001

By  /s/ Georgia H. Miller           By  /s/ Robert A. Raizk
---------------------------         -----------------------------------
    Georgia H. Miller                   Robert A. Raizk
    Director                            Director

Date   April 2, 2001                Date   April 2, 2001

By  /s/ Darleen M. Myers            By  /s/ G. David Hawley
---------------------------         -----------------------------------
    Darleen M. Myers                    G. David Hawley
    Director                            Director

Date   April 2, 2001                Date   April 2, 2001