Form 10-Q
period 2001-03-31
INTERCOUNTY BANCSHARES INC
filed 2001-05-14
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2001

                       Commission file number  0-23134

                          NB&T FINANCIAL GROUP, INC.
               (Formerly known as INTERCOUNTY BANCSHARES, INC.)
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

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of May 1, 2001, was 3,205,554 shares.

                         NB&T FINANCIAL GROUP, INC.

                                     INDEX

                                                                     Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
                 March 31, 2001, December 31, 2000
                 and March 31, 2000. . . . . . . . . . . . . . . . . . .1

               Consolidated Statements of Income -
                 Three Months Ended March 31, 2001 and 2000. . . . . . .2

               Consolidated Statements of Comprehensive Income
                 and Changes in Shareholders' Equity -
                 Three Months Ended March 31, 2001 and 2000.. . . . . .3-4

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2001 and 2000  . . . . . .5

               Notes to Consolidated Financial Statements  . . . . . . 6-7

               Independent Accountants' Review Report . . . . . . . . . 8

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . . 9-14

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

      Item 4.  Submission of Matters to a Vote of Security Holders . . .15

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .15

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .16

                           Part I - Financial Information
Item 1.  Financial Statements

                    NB&T FINANCIAL GROUP, INC. and SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
               At March 31, 2001, December 31, 2000 and March 31, 2000
                                     (thousands)
                                      March 31,   December 31,    March 31,
                                        2001          2000          2000
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 18,500       $19,331       $17,380
 Federal funds sold                     25,782            15            83
 Interest bearing deposits in bank         144            49           852
                                       -------       -------       -------
   Total cash and cash equivalents      44,426        19,395        18,315

Securities available for sale, at
  market value                         120,297       115,836       103,074
 Securities held to maturity (market
  value-$45,147, $44,268, and $41,499)  44,387        44,374        44,335
                                       -------       -------       -------
   Total securities                    164,684       160,210       147,409

 Loans                                 367,161       374,101       358,754
   Less-allowance for loan losses        3,922         3,802         3,336
                                       -------       -------       -------
   Net loans                           363,239       370,299       355,418
 Loans held for sale                     1,511         1,519         1,622
 Premises and equipment                 12,054        11,532        11,802
 Earned income receivable                4,234         5,002         3,941
 Other assets                           11,318        11,275         3,683
                                       -------       -------       -------
       TOTAL ASSETS                   $601,466      $579,232      $542,190
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 39,257      $ 42,965      $ 40,142
 Savings, NOW, and money market
  deposits                             154,034       147,470       147,248
 Certificates $100,000 and over         59,814        43,040        44,044
 Other time deposits                   170,689       173,213       155,806
                                       -------       -------       -------
   Total deposits                      423,794       406,688       387,240
 Short-term borrowings                  36,922        40,148        26,762
 Long-term debt                         86,323        80,323        80,431
 Other liabilities                       3,358         2,591         3,075
                                       -------       -------       -------
   TOTAL LIABILITIES                   550,397       529,750       497,508
                                       -------       -------       -------


SHAREHOLDERS' EQUITY:
 Preferred shares - no par value,
  authorized 100,000 shares; none
  issued                                     -             -             -
 Common shares-no par value, authorized
  6,000,000 shares; issued 3,818,950
  shares                                 1,000         1,000         1,000
 Surplus                                 8,136         8,128         7,936
 Unearned ESOP shares, at cost            (301)         (299)         (405)
 Retained earnings                      45,517        44,742        43,834
 Accumulated other comprehensive
  income (loss), net of taxes            1,027           223        (3,410)
Treasury shares, at cost, 613,396
  shares at March 31, 2001; 613,666 at
  December 31, 2000; and 630,636 shares
  at March 31, 2000                     (4,310)       (4,312)       (4,273)
                                       -------       -------       -------

      TOTAL SHAREHOLDERS' EQUITY        51,069        49,482        44,682
                                       -------       -------       -------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $601,466      $579,232      $542,190
                                       =======       =======       =======

(a) Financial information as of December 31, 2000, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                     NB&T FINANCIAL GROUP, INC. and SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                     (thousands)
                                     (unaudited)
                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
                                                       2001           2000
INTEREST INCOME:
 Interest and fees on loans                            $ 8,018      $7,490
 Interest on securities available for sale -
  taxable                                                1,866       1,663
  non-taxable                                              108         108
 Interest on securities held to maturity -
  non-taxable                                              569         579
 Interest on deposits in banks                               1           7
 Interest on federal funds sold                            152           5
                                                        ------       -----
     TOTAL INTEREST INCOME                              10,714       9,852
                                                        -----        -----
INTEREST EXPENSE:
 Interest on savings, NOW and money
  market deposits                                        1,156         962
 Interest on time certificates $100,000 and over           786         556
 Interest on other deposits                              2,529       1,999
 Interest on short-term borrowings                         513         516
 Interest on long-term debt                              1,124       1,066
                                                        ------       -----
     TOTAL INTEREST EXPENSE                              6,108       5,099
                                                        ------       -----
     NET INTEREST INCOME                                 4,606       4,753
PROVISION FOR LOAN LOSSES                                  375         475
                                                        ------       -----
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                          4,231       4,278
                                                        ------       -----
NON-INTEREST INCOME:
 Trust services                                            294         286
 Service charges on deposits                               429         379
 Other service charges and fees                             78          87
 ATM network fees                                          203         161
 Insurance agency commissions                              280         299
 Income from bank owned life insurance policies            162           -
 Other                                                     258         179
                                                        ------       -----
     TOTAL NON-INTEREST INCOME                           1,704       1,391
                                                        ------       -----


NON-INTEREST EXPENSES:
 Salaries                                                1,781       1,717
 Employee benefits                                         325         325
 Equipment                                                 588         563
 Occupancy                                                 239         215
 State franchise tax                                       138         137
 Marketing                                                 111          56
 Other                                                     993         946
                                                        ------       -----
     TOTAL NON-INTEREST EXPENSE                          4,175       3,959
                                                        ------       -----
     INCOME BEFORE INCOME TAX                            1,760       1,710
     PROVISION FOR INCOME TAX                              315         392
                                                        ------       -----
     NET INCOME                                        $ 1,445      $1,318
                                                        ======       =====

Basic earnings per common share                        $  0.45      $ 0.42
Diluted earnings per common share                         0.45        0.41

AVERAGE SHARES OUTSTANDING:
  To compute basic earnings
    per common share                                 3,196,149   3,175,061
  To compute diluted earnings
    per common share                                 3,207,715   3,212,137

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                                   NB&T FINANCIAL GROUP, INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY
                                                      (thousands)
                                                      (unaudited)
                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost      Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity         Income

Balance January 1, 2000 $1,000  $7,921   $(405)     $38,846     $(3,331)          $44,031

Comprehensive
 Income:

   Net income                                         1,318                         1,318        $1,318

   Net unrealized (losses)
    on securities available
    for sale (net of taxes
    of $41)                                                         (79)              (79)          (79)
                                                                                                  -----
Total comprehensive income                                                                       $1,239
                                                                                                  =====
Dividends declared
 ($0.19 per share)                                     (603)                         (603)
ESOP shares earned                  15                                                 15
                         -----   -----    ---        ------       -----            ------
Balance March 31, 2000  $1,000  $7,936  $(405)      $39,561     $(3,410)          $44,682
                         =====   =====    ===        ======       =====            ======

                                          Part I - Financial Information
                                                     (Continued)
Item 1.  Financial Statements

                                 NB&T FINANCIAL GROUP, INC. and SUBSIDIARIES
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                                                 (thousands)
                                                 (unaudited)

                                                    Retained
                                        Unearned    Earnings    Accumulated
                                          ESOP     Less Cost       Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity          Income
Balance January 1, 2001 $1,000  $8,128   $(299)     $40,430     $  223            $49,482

Comprehensive
 Income:

   Net income                                         1,445                         1,445        $1,445

   Net unrealized gains
    on securities available
    for sale (net of taxes
    of $414)                                                       804                804           804
                                                                                                  -----
Total comprehensive income                                                                       $2,249
                                                                                                  =====
Dividends declared
 ($0.21 per share)                                     (670)                         (670)
Stock option exercised               2                    2                             4
ESOP shares earned                   6     (2)                                          4
                         -----   -----    ---        ------      -----             ------
Balance March 31, 2001  $1,000  $8,136  $(301)      $41,207     $1,027            $51,069
                         =====   =====    ===        ======      =====             ======

                            Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                    NB&T FINANCIAL GROUP, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Three Months Ended
                                                              March 31
                                                       ---------------------
                                                            2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  1,445  $ 1,318
  Adjustments for non-cash items -
   Depreciation, amortization and accretion                   325      257
   Provision for loan losses                                  375      475
   Gain on loan sale                                          (82)       -
   Origination of mortgage loans held for sale             (1,261)     (23)
   Proceeds from sales of mortgage loans held for sale      1,271        -
   Decrease in income receivable                              740      380
   Increase in other assets                                   (15)    (858)
   Increase in interest payable                                52      145
   Increase in income taxes payable                           153      501
   Increase (decrease) in other accrued expenses               82     (321)
   FHLB stock dividends                                      (106)     (96)
   ESOP shares earned                                           4       15
                                                           ------   ------
        NET CASH FLOW FROM OPERATING ACTIVITIES             2,983    1,793
                                                           ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                 22,645    2,640
 Proceeds from sales of securities available for sale           -    4,951
 Purchases of securities available for sale               (25,731)       -
 Proceeds from loan sales                                   8,950        -
 Net increase in loans                                     (2,183)  (8,160)
 Purchases of premises and equipment                         (911)    (420)
                                                           ------   ------
     NET CASH FLOW FROM INVESTING ACTIVITIES                2,770     (989)
                                                           ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  17,106    7,308
 Net decrease in short-term borrowings                     (3,226) (13,596)
 Additions to long-term debt                                6,000    5,000
 Cash dividends paid                                         (606)    (539)
 Proceeds from stock options exercised                          4        -
                                                           ------   ------
     NET CASH FLOW FROM FINANCING ACTIVITIES               19,278   (1,827)
                                                           ------   ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               25,031   (1,023)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           19,395   19,338
                                                           ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 44,426  $18,315
                                                           ======   ======



SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $  6,056  $ 4,954
 Income taxes paid                                              -        -

The accompanying notes to financial statements are an integral part of these statements.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements

                   NB&T FINANCIAL GROUP, INC. and SUBSIDIARIES

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The financial information presented on pages 1 through 7 of this Form 10-Q has been subject to a review by J.D. Cloud & Co. L.L.P., the Company's independent certified public accountants, as described in their report on page 8.

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

Results of operations and cash flows for the three month period ended
March 31, 2001, are not necessarily indicative of the results to be expected for the full year to end December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000 filed with the Commission.

LOANS
During the quarter ended March 31, 2001, the Company sold $8.8 million or real estate loans and recognized a gain of $82 thousand.

                       PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements, continued

Changes in the allowance for loan losses for the three month periods ended March 31 were as follows:

                                                         2001        2000
                                                        ------      ------
       Balance at beginning of period                   $3,802      $3,222
        Provision for loan losses                          375         475
        Charge-offs                                       (317)       (438)
        Recoveries                                          62          77
                                                         -----       -----
       Balance at end of period                         $3,922      $3,336
                                                         =====       =====


EMPLOYEE STOCK OPTIONS
The Company applies APB No. 25 in accounting for its stock option plans. Had compensation expense for the Company's stock options granted after 1996 been recognized under the methodology prescribed in SFAS No. 123, the Company's net income and earnings per share for the three months ended March 31 would have been impacted as follows: (in thousands, except per share data)

                                                         2001        2000
                                                        ------      ------
        Reported net income                             $1,445      $1,318
        Proforma net income                              1,425       1,309
        Reported earnings per share-
         assuming dilution                                0.45        0.41
        Proforma earnings per share-
         assuming dilution                                0.44        0.41


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

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
NB&T FINANCIAL GROUP, INC.


We have reviewed the accompanying consolidated balance sheets of NB&T Financial Group, Inc. (formerly known as InterCounty Bancshares, Inc.) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and cash flows for each of the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U. S. generally accepted accounting principles.

We previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000 (presented herein), and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 7, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects.





                                       /s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
May 8, 2001

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation

Net income for the first quarter of 2001 was $1.45 million, an increase of 9.6% from the $1.32 million earned in the first quarter of 2000. Net income per share-basic was $.45, compared to $.42 per share, an increase of 7.1%.

Net interest income was $4.61 million for the first quarter of 2001, a decrease of 3.1% compared to the same quarter last year. Although interest income increased 8.8%, interest expense increased 19.8% when comparing these two amounts to the same period last year. Average loans increased
5.6% and average securities increased 6.8% when compared to the same period last year, which resulted in an increase of 8.1% in average interest-earning assets. Loan growth was concentrated in the average amount of small business loans, up 5.3%, and the average amount of real estate loans, up 14.7%. The tax equivalent yield on interest-earning assets increased from 8.00% in the first quarter of 2000 to 8.08% in the first quarter of 2001.

Average interest-bearing liabilities increased 9.4% to $493.0 million, and their cost increased to 5.03% from 4.55% in the first quarter of 2000. The volume growth in average interest-bearing liabilities was composed of $8.4 million in NOW and money market accounts; $29.1 million in both retail and large certificates of deposit; and $8.3 million in additional long-term borrowing. As a result, tax equivalent net interest margin decreased from 3.95% in the first quarter of 2000 to 3.56% in the first quarter of 2001.

The provision for loan losses was $100,000 less than the first quarter of last year, in part because net charge-offs for the first quarter of 2001 were $255,000, .07% of average loans, compared to $361,000, .10% of average loans for the prior year. Additionally, as reported in the Annual Report to Shareholders, the Company experienced an increase in problem loans in the year 2000, and the provision for loan losses was significantly increased during that period. Some progress has been made with these credits, and continued attention has been given to this area. The majority of these loans were made to long-time customers who have been affected by the downturn in the economy and reductions in government spending.

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Company at the dates indicated (in thousands):

                                  March 31        December 31       March 31
                                    2001             2000             2000
                                   ------           ------           ------
Loans accounted for on
 non-accrual basis                 $3,703           $4,098           $2,785
Accruing loans which are
 past due 90 days or more             222              113               90
Renegotiated loans                      0                0                0
                                    -----            -----            -----
   Total                           $3,925           $4,211           $2,875
                                    -----            -----            -----

As of March 31, 2001, the $3,703,000 in non-accrual loans consisted of fifteen loans collateralized with a first mortgage, twelve have a second mortgage, two have partial Farm Services Agency (FSA) and US Department of Agriculture (USDA) government guarantees, five are titled collateral and one is collateralized by a general chattel on inventory.

All loans are expected to be resolved through payments or through liquidation of collateral in the normal course of business. The anticipated loss in the year 2001 from all but two of these relationships is $115,000. One of the remaining two relationships is with Bush Leasing, Inc., a company whose primary owner is George F. Bush, a former director of the Company. The servicing and collection of the related receivables of $754,000 has been outsourced. Management is unable to determine the potential for losses on these accounts since the receivables are collateralized with vehicles whose condition at the end of the lease can either negatively or positively impact the final amount received. The second relationship is with a longstanding customer whose outstanding balances with the Company are approximately $6.0 million, $4.3 million of which has an 80% guarantee by a U.S Government agency. Several meetings have taken place with the customer with the intent of restructuring a portion of the debt. Due to the many variables affecting the restructuring, a loss, if any to the Company cannot be determined. Projected losses are based on currently available information and actual losses may differ significantly from those discussed above.

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, management has identified two relationships that are not included in the non-performing categories at March 31, 2001, but about which management, through normal credit review procedures, has become aware of information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms. These two relationships total $757,000 with a government guarantee of $300,000 supporting one of the relationships. Management is unable to determine any potential loss due to the early stages of these situations.

At March 31, 2001, the Company's allowance for loan losses totaled $3.92 million, was allocated to specifically classified loans and was generally based on a three-year net charge-off history.  The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated (in thousands):
                                                   Three Months Ended
                                                        March 31
                                                     2001      2000
                                                   ------------------
Balance, beginning of period                        $3,802    $3,222
Charge-offs:
 Commercial                                             24       259
 Residential real estate                                 1         1
 Installment                                           290       176
 Credit Card                                             -         -
 Other                                                   2         2
                                                     -----     -----
    Total                                              317       438
                                                     -----     -----
Recoveries:
 Commercial                                              9        20
 Residential real estate                                 -         -
 Installment                                            52        56
 Credit Card                                             -         1
 Other                                                   1         -
                                                     -----     -----
    Total                                               62        77
                                                     -----     -----
Net Charge-offs                                       (255)     (361)

Provision for loan losses                              375       475
                                                     -----     -----
Balance, end of period                              $3,922    $3,336
                                                     =====     =====

                                   -11-

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest income was $1,704,000 for the first quarter of 2001, an increase of 22.4% from the $1,391,000 earned in the first quarter of 2000. Bank
Owned Life Insurance (BOLI) income accounts for $162,000 of the increase. Most other categories in this section have shown increases. Trust income increased 2.7%, deposit service charges were up 13.1%, and ATM network fees were up 26.4%. Additionally, an $82,000 gain was recorded on the sale of $8.8 million of real estate loans. Insurance agency commissions were down 6.4% as a result of decreased sales of annuity products because of staffing issues.

Non-interest expense increased 5.4% for the quarter over the same period in 2000. Salaries and benefits increased 3.1% for the quarter due to general wage increases and the increased cost of retirement and medical benefits. Equipment expense increased 4.4% from last year due to the continued upgrade of our computer network. Occupancy expense increased 11.0% for the quarter primarily the result of increased utility costs. Other expense has increased 5.0% from the first quarter of last year primarily due to legal fees related to problem loan workouts.

The Company's effective tax rate decreased to 17.9% during the first quarter of 2001 from 22.9% for the first quarter of 2000, primarily due to non-taxable BOLI income.

Performance ratios for the first quarter of 2001 included a return on assets of 1.00%, and a return on equity of 11.79%.


Financial Condition

The changes that have occurred in the Company's financial condition during
2001 are as follows (in thousands):
                             March 31   December 31
                              2001         2000         Amount      Percent
                             -------    ------------     ------    --------
Total Assets                $601,466    $579,232       $22,234          4%
Federal Funds Sold            25,782          15        25,767        N/M
Loans                        367,161     374,101        (6,940)        (2)
Securities                   164,684     160,210         4,474          3
Demand deposits               39,257      42,965        (3,708)        (9)
Savings, Now, MMDA deposits  154,034     147,470         6,564          4
CD's $100,000 and over        59,814      43,040        16,774         39
Other time deposits          170,689     173,213        (2,524)        (1)
Total deposits               423,794     406,688        17,106          4
Short-term borrowing          36,922      40,148        (3,226)        (8)
Long-term borrowing           86,323      80,323         6,000          7

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total assets have increased $22.2 million as a result of funds generated from increases in deposits and long-term borrowing during 2001. The loan portfolio grew $1.9 million during the first quarter of 2001, but shows a net decrease from December 31, 2000 due to an $8.8 million loan sale at the end of the first quarter. The securities portfolio has increased slightly since year-end, however the majority of the excess funds have remained short-term in Federal Funds sold. Deposit growth has occurred in large certificates due to public funds deposits of tax receipts. Short-term borrowing has been reduced as a result of the elimination of the need for overnight borrowing.

Total assets grew 10.9% from the end of the first quarter of 2000, to a total of $601.5 million. Total loans increased to $367.2 million, an increase of 2.3% from March 31, 2000. Commercial loan average grew $7.7 million (5.3%), and the real estate loan average grew $9.8 million (9.5%). These parts of the loan portfolio continue to provide the majority of increase in the portfolio. The securities portfolio average has increased $10.1 million (6.8%) from the first quarter of last year. Most of the purchases were of U.S. Agency callable bonds with maturities in the two-year to five-year range.

Total deposits increased 9.4% from the end of the first quarter of 2000 to $423.8 million. Average non-interest bearing deposits increased 7.8% from last year. Average interest-bearing liabilities grew $42.4 million (9.4%). Average interest-bearing transaction accounts increased $8.4 million (7.7%), average large certificates increased $11.6 million (28.5%), and average small certificates increased $17.5 million (11.5%). Average long-term borrowing increased $8.3 million (10.9%) from the first quarter of 2000. Total equity increased 14.3% from March 31, 2000 to $51.1 million at March 31, 2001.

At March 31, 2001 and 2000, the Bank had outstanding $86.0 million and $80.0 million, respectively, of total borrowings from the Federal Home Loan Bank
(FHLB). In January 2001 a $30 million variable-rate note that adjusts quarterly at the three-month LIBOR rate was paid off and restructured into three $12 million notes with a weighted average rate of 5.01% and maturity dates in January 2011.

Book value per share was $15.93 at March 31, 2001 compared to $14.01 at March 31, 2000. Equity to assets was 8.49%, compared to 8.24% at the end of the first quarter last year. These increases are attributable, in part, to the general decreases in market interest rates and the resulting net unrealized gain on securities available for sale of $1.0 million at March 31, 2001 compared to a net unrealized loss of $3.4 million a year ago.

                           PART I.  FINANCIAL INFORMATION
                                    (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at March 31, 2001, was 86.6%, compared to 92.6% at the same date in 2000. Loans to total assets were 61.0% at the end of the first quarter of 2001, compared to 66.2% at the same time last year. Management strives to keep this ratio below 70%.
The securities portfolio consists of 73% available-for-sale securities that are readily marketable. Approximately 49% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 86% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 2001, the Company had a total risk-based capital ratio of 14.12%, a Tier 1 risk-based capital ratio of 13.09%, and a Tier 1 leverage ratio of 8.32%.




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2000, the Company has become slightly asset sensitive (2.8%) compared to being liability sensitive (12.0%) in the zero- to one-year range. This is the result of a four percent deposit growth and a two percent decrease in loans being invested in short-term instruments. This change has not caused any guidelines established by the Asset Liability Management Committee to be violated.

                             PART II.  OTHER INFORMATION


Item 1. Legal Proceedings - Not Applicable


Item 2. Changes in Securities and Use of Proceeds - Not Applicable


Item 3. Defaults Upon Senior Securities - Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders - Not
         Applicable


Item 5. Other Information

At the Company's annual meeting held on April 24, 2001, shareholders voted to change the name of InterCounty Bancshares, Inc., to NB&T
Financial Group, Inc., in order to establish name recognition for the family of financial service companies owned by the Company.

This name change was effective May 3, 2001. The new stock symbol is NBTF and the new CUSIP number is 62874M104.

The following was contained in a press release issued by NB&T Financial Group, Inc., on or about May 11, 2001:

           Bacon & Associates Joins NB&T Insurance Agency

It was announced by NB&T Insurance Agency, Inc. that it has completed its merger with Bacon & Associates Agency, Inc. of Wilmington, Ohio and Bacon & Dettwiller Affiliated Insurance Agencies, Inc. in Greenfield, Ohio. Under the agreement, the Bacon agencies become part of the NB&T Insurance Agency.

George R. Phillips, president of NB&T Insurance Agency, said, "The addition of the Bacon agencies gives us the opportunity to work with people who have a great track record of serving the insurance needs of their clients. This merger will help us become better known to our clients and the public for the variety of financial services we can now offer," Phillips said. NB&T Insurance Agency, Inc. formerly the Phillips Insurance Agency, Inc., is a subsidiary of The National Bank and Trust Co., which is headquartered in Wilmington, Ohio.

Larry D. Bacon, president of the Bacon agencies, stated, "The history of the Bacon agencies can be traced back to 1859. A tradition was established then that taking care of clients' needs was the most important thing we could do," Bacon said. "Today, our merger with the NB&T Insurance Agency means that we will be able to continue living up to that tradition," Bacon commented.

National Bank and Trust with assets of $600 million has offices located in Clinton, Brown, Clermont, Warren and Highland counties. Recently, the Bank announced that the name of its holding company was changed to NB&T Financial Group, Inc. and is listed on the Over-The-Counter (OTC) Bulletin Board under the symbol NBTF.

                             PART II.  OTHER INFORMATION
                                   (Continued)



Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           11                          Computation of Consolidated
                                       Earnings Per Common Share
                                       For the Three Months Ended
                                       March 31, 2001 and 2000

           15                          Letter of J.D. Cloud & Co. L.L.P.
                                       Independent Certified
                                       Public Accountants,
                                       dated May 8, 2001,
                                       relating to Financial Information

           99                          Safe Harbor Under the Private
                                       Securities Litigation Reform Act
                                       of 1995

     b. The Company filed a Form 8-K with the Securities and Exchange Commission on January 24, 2001 regarding a press release announcing the results of operations for the fourth quarter and year 2000.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NB&T FINANCIAL GROUP, INC.
                                     Registrant


Date:      May 14, 2001              /s/ Charles L. Dehner
                                     -------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer