Form 10-Q
period 2001-06-30
NB&T FINANCIAL GROUP INC
filed 2001-08-14
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 2001

                       Commission file number  0-23134

                          NB&T FINANCIAL GROUP, INC.
                (Formerly knows as INTERCOUNTY BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of August 1, 2001, was 3,121,922.

                           NB&T FINANCIAL GROUP, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             June 30, 2001, December 31, 2000
             and June 30, 2000 . . . . . . . . . . . . . . . . . . . . 1

            Consolidated Statements of Income -
             Three and six Months Ended June 30, 2001
             and 2000. . . . . . . . . . . . . . . . . . . . . . . . . 2

            Consolidated Statements of Comprehensive Income
             and Changes in Shareholders' Equity -
             Six Months Ended June 30, 2000 and 2001 . . . . . . . . .3-4

            Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2001 and 2000  . . . . . . . . .5

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

      Item 4.  Submission of Matters to a Vote of Security Holders . . 17

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . 17

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 17

                           Part I - Financial Information
Item 1.  Financial Statements

                     NB&T FINANCIAL GROUP, INC. and SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
               At June 30, 2001, December 31, 2000 and June 30, 2000
                                     (thousands)
                                      June 30,    December 31,    June 30,
                                        2001          2000          2000
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 20,377      $ 19,331      $ 19,921
 Federal funds sold                     28,858            15           147
 Interest bearing deposits in banks        158            49             1
                                       -------       -------       -------
   Total cash and cash equivalents      49,393        19,395        20,069

Securities available for sale, at
  market value                         123,223       115,836       101,438
 Securities held to maturity (market
  value, $44,720, $44,268, and $42,158) 44,401        44,374        44,348
                                       -------       -------       -------
   Total securities                    167,624       160,210       145,786

 Loans                                 361,986       374,101       370,818
   Less-allowance for loan losses        3,981         3,802         3,508
                                       -------       -------       -------
   Net loans                           358,005       370,299       367,310
 Loans held for sale                     1,545         1,519         1,564
 Premises and equipment                 12,554        11,532        11,501
 Earned income receivable                4,589         5,002         4,184
 Other assets                           12,637        11,275         2,864
                                       -------       -------       -------
       TOTAL ASSETS                   $606,347      $579,232      $553,278
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 42,129      $ 42,965      $ 41,026
 Savings, NOW, and money market
  deposits                             163,735       147,470       141,843
 Certificates $100,000 and over         58,309        43,040        43,468
 Other time deposits                   169,100       173,213       162,802
                                       -------       -------       -------
   Total deposits                      433,273       406,688       389,139

 Short-term borrowings                  33,160        40,148        34,802
 Long-term debt                         86,323        80,323        80,431
 Other liabilities                       3,618         2,591         2,929
                                       -------       -------       -------
   TOTAL LIABILITIES                   556,374       529,750       507,301
                                       -------       -------       -------




SHAREHOLDERS' EQUITY:
 Preferred shares-no par value,
  authorized 100,000 shares; none
  issued
 Common shares-no par value,
  authorized 6,000,000 shares;
  issued 3,818,950 shares                1,000         1,000         1,000
 Surplus                                 8,144         8,128         8,080
 Unearned ESOP shares, at cost            (303)         (299)         (406)
 Retained earnings                      46,399        44,742        44,760
 Accumulated other comprehensive
  income (loss), net of taxes              715           223        (3,135)
 Treasury shares, at cost, 697,028
  shares at June 30, 2001; 613,666
  at December 31, 2000; 615,166 shares
  at June 30, 2000                      (5,982)       (4,312)       (4,322)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           49,973        49,482        45,977
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $606,347      $579,232      $553,278
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

                                    -1-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                     NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                    (thousands, except shares and per share data)
                                     (unaudited)
                                      Three Months Ended   Six Months Ended
                                            June 30            June 30
                                      ------------------   ----------------
                                      2001        2000      2001       2000
INTEREST INCOME:
 Interest and fees on loans          $ 7,546    $7,794    $15,564    $15,283
 Interest on securities
  available for sale:
  Taxable                              1,766     1,607      3,632      3,271
  Non-taxable                            258       108        366        216
 Interest on securities held
  to maturity - non-taxable              568       575      1,137      1,155
 Interest on deposits in banks             4         2          5          8
 Interest on federal funds sold          256        13        408         18
                                      ------    ------     ------     ------
     TOTAL INTEREST INCOME            10,398    10,099     21,112     19,951
                                      ------    ------     ------     ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                1,135       997      2,291      1,959
 Interest on time certificates
  $100,000 and over                      845       633      1,631      1,189
 Interest on other deposits            2,451     2,208      4,980      4,207
 Interest on short-term borrowings       354       460        867        976
 Interest on long-term debt            1,133     1,150      2,257      2,216
                                      ------     -----     ------     ------
     TOTAL INTEREST EXPENSE            5,918     5,448     12,026     10,547
                                      ------     -----     ------     ------
     NET INTEREST INCOME               4,480     4,651      9,086      9,404
PROVISION FOR LOAN LOSSES                375       375        750        850
                                      ------     -----     ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES        4,105     4,276      8,336      8,554
                                      ------     -----     ------     ------
NON-INTEREST INCOME:
 Trust services                          318       338        612        624
 Service charges on deposits             478       460        907        839
 Other service charges and fees           76        81        154        169
 ATM network fees                        214       175        417        336
 Insurance agency commissions            455       334        735        633
 Securities gains                        260         -        260          -
 Income from Boli                        158         -        320          -
 Other                                   213       189        471        367
                                      ------     -----     ------     ------
     TOTAL NON-INTEREST INCOME         2,172     1,577      3,876      2,968
                                      ------     -----     ------     ------

NON-INTEREST EXPENSES:
 Salaries                              1,885     1,623      3,666      3,340
 Employee benefits                       351       321        676        646
 Equipment                               643       586      1,231      1,149
 Occupancy                               249       218        488        432
 State franchise tax                     144       101        282        239
 Marketing                               159       125        270        251
 Other                                   973       975      1,966      1,852
                                       -----     -----     ------     ------
     TOTAL NON-INTEREST EXPENSE        4,404     3,949      8,579      7,909
                                       -----     -----     ------     ------

     INCOME BEFORE INCOME TAX          1,873     1,904      3,633      3,613
     PROVISION FOR INCOME TAX            337       371        652        762
                                       -----     -----     ------     ------
     NET INCOME                       $1,536    $1,533     $2,981     $2,851
                                       =====     =====      =====      =====

Basic earnings per common share       $  .48    $  .48     $  .94     $  .90
Diluted earnings per common share        .48       .48        .94        .89
Dividends declared per common share      .21       .19        .42        .38

AVERAGE SHARES OUTSTANDING:
 To compute basic earnings
  per common share                 3,170,377 3,177,706  3,183,192  3,176,384
 To computed diluted earnings
  per common share                 3,184,032 3,206,382  3,198,554  3,210,716


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
                                          ESOP     Less Cost       Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity          Income

Balance January 1, 2001 $1,000  $8,128  $(299)      $40,430       $   223        $49,482

Comprehensive
 Income:
   Net income                                         2,981                        2,981         $2,981

   Net unrealized gains
    on securities available
    for sale (net of taxes
    of $342)                                                          664            664            664

   Reclassification
    adjustment for net
    realized gain on sale
    of available-for-sale
    securities included in
    net income (net of
    tax benefit of $88)                                              (172)          (172)          (172)
                                                                                                  -----
Total comprehensive income                                                                       $3,473
                                                                                                  =====
Dividends declared
 ($0.42 per share)                                   (1,325)                      (1,325)

Treasury shares purchased                            (1,671)                      (1,671)
Stock options exercised              2                    2                            4
ESOP shares earned                  14    (4)                                         10
                         -----   -----   ---         ------         -----         ------
Balance June 30, 2001   $1,000  $8,144 $(303)       $40,417       $   715        $49,973
                         =====   =====   ===         ======         =====         ======

                                            -4-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                      NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Six Months Ended
                                                              June 30
                                                        ------------------
                                                            2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  2,981  $  2,851
  Adjustments for non-cash items -
   Depreciation, amortization and accretion                    741       739
   Provision for loan losses                                   750       850
   Realized gains on securities available for sale            (260)        -
   Gain on loan sale                                           (82)        -
   Increase in BOLI                                           (320)        -
   Origination of mortgage loans held for sale              (4,359)        -
   Proceeds from mortgage loans held for sale                4,380         -
   Decrease (increase) in mortgage loans held for sale         (26)       35
   Decrease in income receivable                               460       137
   Increase in other assets                                   (626)     (181)
   Increase in interest payable                                 52       201
   Increase in income taxes payable                            164       286
   Increase (decrease) in other liabilities                    512      (258)
   FHLB stock dividends                                       (214)     (198)
   ESOP shares earned                                           19        25
                                                            ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES            4,172     4,497
                                                            ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                  39,725     4,770
 Proceeds from sales of securities available for sale        8,260     4,951
 Purchases of securities available for sale                (54,158)        -
 Proceeds from loan sales                                    8,950         -
 Net decrease (increase) in loans                            2,676   (20,427)
 Purchases of premises and equipment                        (1,806)     (489)
 Acquisition of insurance agencies                            (468)        -
                                                            ------    ------
     NET CASH USED IN INVESTING ACTIVITIES                   3,179   (11,195)
                                                            ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                   26,585     9,207
 Net increase (decrease) in short-term borrowings           (6,988)   (5,556)
 Additions to long-term debt                                 6,000     5,000
 Cash dividends paid                                        (1,283)   (1,143)
 Proceeds from stock options exercised                           4       142
 Purchase of treasury shares                                (1,671)     (221)
                                                            ------    ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              22,647     7,429
                                                            ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                29,998       731

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            19,395    19,338
                                                            ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 49,393  $ 20,069
                                                            ======    ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                            $ 11,974  $ 10,346
 Income taxes paid                                             488       604

The accompanying notes to financial statements are an integral part of these statements.


                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements

                      NB&T FINANCIAL GROUP, INC. AND SUBSIDIARY

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of NB&T Financial
Group, Inc. (the "Company") the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

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

Results of operations and cash flows for the six-month period ended
June 30, 2001, are not necessarily indicative of the results to be expected for the full year to end December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

LOANS
During the quarter ended March 31, 2001, the Company sold $8.8 million of real estate loans and recognized a gain of $82 thousand.

Changes in the allowance for loan losses for the six-month periods ended June 30 were as follows:

                                               2001             2000
                                               ----             ----
       Balance at beginning of period         $3,802           $3,222
         Provision for loan losses               750              850
         Charge-offs                            (699)            (723)
         Recoveries                              128              159
                                               -----            -----
       Balance at end of period               $3,981           $3,508
                                               =====            =====

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements (Continued)

EMPLOYEE STOCK OPTIONS
The Company applies APB No. 25 in accounting for its stock option plans. Had compensation expense for the Company's stock options granted after 1996 been recognized under the methodology prescribed in SFAS No. 123, the Company's net income would have been reduced by $20 and $17 thousand in the three-month periods ended June 30, 2001 and 2000, respectively, and $41 and $27 thousand in six-month periods then ended. Earnings per share would have been reduced by $.01 in the six-month period ended June 30, 2001. Earnings per share for the three-month periods ended June 30, 2001 and 2000, and the six-month period ended June 30, 2000 would not have been impacted.


RECENT ACQUISITIONS
On May 3, 2001, The National Bank and Trust Company (NB&T) acquired two related insurance agencies located in Wilmington and Greenfield, Ohio for approximately $865 thousand in cash and other obligations. The acquisition was accounted for as a purchase transaction, and the aggregate purchase price was assigned to the net assets acquired based on their fair value on the dates of acquisition. The assets, liabilities and results of operation since the acquisition date are included in the accompanying financial statements.

On July 9, 2001, NB&T and Sabina Bank, subsidiary of Premier Financial Bancorp, Inc., jointly announced the signing of a definitive agreement for the acquisition by NB&T of the business of Sabina Bank. Sabina Bank operates three offices in Sabina, Ada and Waynesfield, Ohio. Under the terms of the Agreement, NB&T will acquire substantially all of the assets and assume specified liabilities, including the deposits, of Sabina Bank. NB&T will pay to Premier Financial Bancorp in cash an amount equal to 2.25 times the regulatory Tier I capital of Sabina Bank, less intangible assets and certain other amounts. Based on financial data as of March 31, 2001, that amount would have been $11.5 million. The transaction is expected to be consummated before the end of the year, subject to regulatory approval and customary conditions of closing, and will be accounted for as a purchase transaction.


EFFECT OF RECENT ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


COMMITMENTS AND CONTINGENT LIABILITIES
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial statements include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by contract amount of those instruments.

The Company used the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2001 were as follows (thousands):

       Commitments to extend credit                   $33,783
       Standby letters of credit                        1,686

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2001, standby letters of credit were primarily issued to support public bond financing by state and local government units and entities involved in development and maintenance and repair. They expire during the period from 2001 through 2012.

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

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
NB&T FINANCIAL GROUP, INC.


We have reviewed the accompanying consolidated balance sheets of NB&T Financial Group, Inc. (formerly known as InterCounty Bancshares, Inc.) and subsidiaries as of June 30, 2001 and 2000, the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2001 and 2000, and the related consolidated statements of comprehensive income and changes in shareholders' equity, and cash flows for each of the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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





                                         /s/ J.D. Cloud & Co. L.L.P.
                                         -----------------------------
                                         J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
August 10, 2001

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES


Results of Operation

Net income for the second quarter of 2001 was $1.54 million, compared to $1.53 million for the second quarter of 2000. Net income per share-basic was $.48 for the second quarter of 2001, the same as the second quarter of 2000. Net income for the first six months of 2001 was $2.98 million, an increase of 4.6% from 2000. Net income per share-basic was $.94 through June 30, 2001, compared to $.90 through the same date in 2000.

The second quarter of 2001 showed a decrease in net interest income of 3.7% compared to the same quarter last year. Although interest income increased 3.0%, interest expense increased 8.6% when comparing these two amounts to the same period last year. Average loan growth was achieved in small business loans, up 3.3%, and home equity loans, up 11.4%, but the sale of $8.8 million of real estate loans at the end of the first quarter resulted in a net decrease of 0.3% in average loans when compared to the same period last year. As a result, excess funds were invested in the securities portfolio, which showed an increase of 16.2% in the average balance when compared to the same period of 2000. This change in the mix of the balance sheet, and significant decreases in market rates, decreased the tax equivalent yield on interest-earning assets from 8.08% in the second quarter of 2000 to 7.61% in the second quarter of 2001.

Average interest-bearing liabilities increased 11.7% to $509.2 million, and their cost decreased to 4.66% from 4.81% when comparing the second quarter of 2001 to the second quarter of 2000. The volume growth in average interest-bearing liabilities was composed of $19.2 million in NOW and money market accounts, $27.8 million in both retail and large certificates of deposit, and $6.0 million in additional long-term borrowing.

The tax equivalent net interest margin decreased from 3.82% in the second quarter of 2000 to 3.37% in the second quarter of 2001 as a result of the decline in tax equivalent yield on average interest-earning assets, partially offset by the decrease in the cost of average interest-bearing liabilities.

Net interest income for the first six months of 2001 decreased 3.4% from the same period last year. Average interest-earning assets increased 8.6% from last year, and the tax equivalent yield on these decreased from 8.04% to 7.84%. Average interest-bearing liabilities increased 10.6%, while the cost increased from 4.68% to 4.84%. Tax equivalent net interest margin was 3.46% during the first six months of 2001 versus 3.88% in 2000.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The provision for loan losses was the same as the second quarter of last year. Net charge-offs for the second quarter of 2001 were $316,000, .09% of average loans, compared to $203,000, .06% of average loans for the prior year. The provision for loan losses year-to-date 2001 was $750,000, compared to $850,000 for the same period in 2000. Net charge-offs year-to-date 2001 were .15% of average loans, compared to .16% for the prior year.

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

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Company at the dates indicated
(in thousands):
                                  June 30       December 31         June 30
                                    2001             2000             2000
                                   ------           ------           ------
Loans accounted for on
 non-accrual basis                 $7,896           $4,098           $3,600
Accruing loans which are
 past due 90 days or more             352              113              609
Renegotiated loans                      0                0                0
                                    -----            -----            -----
   Total                           $8,248           $4,211           $4,209
                                    -----            -----            -----

The increase in non-accrual loans was due to one of the problem loans reported in the 2000 Annual Report to Shareholders being placed on non-accrual status. As of June 30, 2001, the $7,896,000 in non-accrual loans consisted of $6,800,000 in four commercial loan relationships. The largest relationship is with a longstanding customer whose outstanding balances with the Bank total approximately $6,000,000. Of this amount, $4,100,000 is collateralized by a first mortgage on commercial property with an 80% U.S. Department of Agriculture (USDA) government guarantee. Several meetings have taken place with the customer with the intent of restructuring a portion of the debt. Due to the many variables affecting the restructuring, a loss, if any, to the Bank cannot be determined. Another relationship is with Bush

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Leasing, Inc., a company whose primary owner is George F. Bush, a former director of the Company. The servicing and collection of the related receivables of $570,000 has been outsourced. Management is unable to determine the potential for losses on these accounts since the receivables are collateralized with vehicles whose condition at the end of the lease can either negatively or positively impact the final amount received. The other two of the four commercial relationships consist of loans that are collateralized with general UCC chattels and various titled vehicles.

The remaining $1,096,000 in non-accrual loans consists of thirty accounts that are collateralized by either a first or second mortgage on real estate and are expected to be resolved through term payments or through liquidation of collateral in the normal course of business. The anticipated loss in the year 2001 from the remaining $1,096,000 in non-accrual loans is $187,000. Projected losses are based on currently available information and actual losses may differ significantly from those discussed above.

In addition, management has identified one relationship that is not included in the non-performing categories at June 30, 2001, but about which management, through normal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms. That one relationship's total outstanding balance is $399,000 with a 75% government guarantee supporting the account. Management is unable to determine any loss potential at this time.

At June 30, 2001, the Company's allowance for loan losses totaled $3.98 million and was allocated to specifically classified loans and was generally based on a three-year net charge-off history. The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated (in thousands):

                                                   Six Months Ended
                                                        June 30
                                                     2001      2000
                                                   ------------------
Balance, beginning of period                        $3,802    $3,222
Charge-offs:
 Commercial                                             89       401
 Residential real estate                                44         2
 Installment                                           551       318
 Credit Card                                             -         -
 Other                                                  15         2
                                                     -----     -----
    Total                                              699       723
                                                     -----     -----

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Recoveries:
 Commercial                                             10        44
 Residential real estate                                 -         -
 Installment                                           115       113
 Credit Card                                             -         1
 Other                                                   2         1
                                                     -----     -----
    Total                                              127       159
                                                     -----     -----
Net Charge-offs                                       (571)     (564)

Provision for loan losses                              750       850
                                                     -----     -----
Balance, end of period                              $3,981    $3,508
                                                     =====     =====

Non-interest income, excluding securities gains, was $1,912,000 for the second quarter of 2001, an increase of 21.2% from the $1,577,000 earned in the second quarter of 2000. This increase was primarily due to increases in ATM network fees, Bank Owned Life Insurance (BOLI) income, and insurance agency commissions. Additionally, $260,000 in gains on the sale of securities was recorded in the second quarter of 2001. For the first six months of 2001, non-interest income, excluding securities gains, was $3,616,000, 21.8% above the first six months of 2000.

Non-interest expense increased 11.5% for the quarter over the same period in 2000. Salaries and benefits increased 15.0% for the quarter partially due to accrued expense reductions in the second quarter last year related to incentive compensation plans. Equipment expense increased 9.7% from last year due to the continued upgrade of the computer network. Occupancy expense increased 14.7% for the quarter, primarily the result of increased utility costs. State franchise tax has increased 41.2% from the second quarter last year due to the increase in capital on which it is based. Other increases include legal and professional fees related to problem loan workouts, up 9.3% from the second quarter of last year. For the first six months of 2001, non-interest expense was $8.58 million, 8.5% above the first six months of 2000 due primarily to the same reasons as described above.

The Company's effective tax rate decreased to 18.0% during the second quarter of 2001 from 19.5% for the second quarter of 2000, primarily due to non-taxable BOLI income.

Performance ratios for the second quarter of 2001 included a return on assets of 1.02%, and a return on equity of 12.12%. For the first half of 2001, return on assets was 1.01%, and return on equity was 11.96%.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Financial Condition

The changes that have occurred in the Company's financial condition during
2001 are as follows (in thousands):
                             June 30 December 31
                               2001        2000         Amount     Percent
                             -------   ---------        ------    --------
Total Assets                $606,347    $579,232       $27,115          5%
Federal Funds Sold            28,858          15        28,843        N/M
Loans                        361,986     374,101       (12,115)        (3)
Securities                   167,624     160,210         7,414          5
Demand deposits               42,129      42,965          (836)        (2)
Savings, Now, MMDA deposits  163,735     147,470        16,265         11
CD's $100,000 and over        58,309      43,040        15,269         35
Other time deposits          169,100     173,213        (4,113)        (2)
Total deposits               433,273     406,688        26,585          7
Short-term borrowing          33,160      40,148        (6,988)       (17)
Long-term borrowing           86,323      80,323         6,000          7

Total assets have increased $27.1 million as a result of funds generated from increases in deposits and long-term borrowing during 2001. The loan portfolio shows a net decrease from December 31, 2000 due to an $8.8 million loan sale at the end of the first quarter and decreased loan demand in the commercial and indirect personal loan portfolios. The securities portfolio has increased slightly since year-end, although the majority of the excess funds have remained short-term in Federal Funds sold. Deposit growth has occurred in the more liquid transaction accounts and large certificates of public funds deposits. Short-term borrowing has been reduced as a result of the elimination of the need for overnight borrowing.

Total assets grew 9.6% from the end of the second quarter of 2000, to a total of $606.3 million. Total loans decreased to $362.0 million, a decrease of 2.4% from June 30, 2000. The average amount of commercial loans in the second quarter of 2001 grew $4.9 million (3.3%) compared to the second quarter of 2000, and the home equity loan average grew $2.7 million (11.4%) between the two comparable periods. The securities portfolio average for the second quarter 2001 has increased $23.7 million (16.2%) from the second quarter of last year. Most of the purchases were of U.S. Agency callable bonds with maturities in the two-year to five-year range.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Total deposits increased 11.3% from the end of the second quarter of 2000 to $433.3 million. Second quarter average interest-bearing liabilities grew $53.4 million (11.7%) from the second quarter average in 2000. Second quarter 2001 average interest-bearing transaction accounts increased $19.2 million (17.8%), average large certificates increased $17.6 million (40.4%), and average small certificates increased $10.3 million (6.5%), all from the second quarter average in 2000.

Average long-term borrowing increased $6.0 million (7.5%) from the second quarter of 2000. At June 30, 2001 and 2000, the Bank had outstanding $86.0 million and $80.0 million, respectively, of total borrowings from the Federal Home Loan Bank (FHLB). In January 2001 a $30 million variable-rate note that adjusts quarterly at the three-month LIBOR rate was paid off and restructured into three $12 million notes with a weighted average rate of 5.01% and maturity dates in January 2011.

Total equity increased 8.7% from June 30, 2000 to $50.0 million at June 30, 2001. Book value per share was $16.01 at June 30, 2001, compared to $14.35 at June 30, 2000. Equity to assets was 8.24%, compared to 8.31% at the end of the second quarter of last year. These increases are attributable, in part, to the general decreases in market interest rates and the resulting net unrealized gain on securities available for sale of $.7 million at June 30, 2001, compared to a net unrealized loss of $3.1 million a year ago. Also, on June 1 the Company purchased 83,632 of Company shares from Wilmington College at $20 per share for a total purchase price of $1.7 million. These shares represent 2.6% of the shares outstanding. These shares will initially be held in treasury, although the Company may eventually use these shares for employee stock benefit plans.

Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Recent Acquisitions

On May 3, 2001, The National Bank and Trust Company (NB&T), a subsidiary of NB&T Financial Group, Inc, acquired Bacon & Associates Agency, Inc. of Wilmington, Ohio and Bacon & Dettwiller Affiliated Insurance Agencies, Inc. in Greenfield, Ohio, which were then merged into the NB&T Insurance Agency. The transaction was structured as a purchase of the shares of the two agencies for cash.

On July 9, 2001, NB&T and Sabina Bank, subsidiary of Premier Financial Bancorp, Inc., jointly announced the signing of a definitive agreement for the acquisition by NB&T of the business of Sabina Bank. Sabina Bank operates three offices in Sabina, Ada and Waynesfield, Ohio.

Under the terms of the Agreement, NB&T will acquire substantially all of the assets and assume specified liabilities, including the deposits, of Sabina Bank. NB&T will pay to Premier Financial Bancorp in cash an amount equal to
2.25 times the regulatory Tier I capital of Sabina Bank, less intangible assets and certain other amounts. Based on financial data as of March 31, 2001, that amount would have been $11.5 million.

The acquisition will not require the approval of the shareholders of either NB&T Financial Group or Premier Financial Bancorp. The transaction is expected to be consummated before the end of the year, subject to regulatory approval and customary conditions of closing.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at June 30, 2001, was 83.5%, compared to 95.3% at the same date in 2000. Loans to total assets were 60.0% at the end of the second quarter of 2001, compared to 67.0% at the same time last year. Management strives to keep this ratio below 70%. The securities portfolio consists of 74% available-for-sale securities that are readily marketable. Approximately 56% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 86% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 2001, NB&T had a total risk-based capital ratio of 14.03%, a Tier 1 risk-based capital ratio of 12.98%, and a Tier 1 leverage ratio of 8.12%.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2000, the Company has become slightly asset sensitive compared to being liability sensitive in the zero- to one-year range. This is the result of an eleven percent deposit growth and a two percent decrease in loans being invested in short-term instruments. This change has not caused any guidelines established by the Asset Liability Management Committee to be violated.

                          PART II.  OTHER INFORMATION


                           NB&T FINANCIAL GROUP, INC.


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2001, the Annual Meeting of the shareholders of the Company was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 2003 by the votes indicated:

                                         FOR            WITHHELD
       S. Craig Beam                   2,787,370          8,235
       James W. Foland                 2,787,370          8.235
       Darleen M. Myers                2,787,370          8,235
       Robert A. Raizk                 2,787,370          8,235
       Janet M. Williams               2,787,370          8,235

In addition, the following two matters were approved by the votes indicated:

1. The adoption of an amendment to the Second Amended and Restated Articles of Incorporation of the Company to change the name of the Company to NB&T Financial Group, Inc.:

          FOR          AGAINST        ABSTAIN       BROKER NON-VOTE

       2,795,085          0             520               0


2. The adoption of an amendment to the Amended Code of Regulations of the Company to change the name of the Company to NB&T Financial Group, Inc., effective upon the effectiveness of the amendment to the Articles of Incorporation.

          FOR          AGAINST        ABSTAIN       BROKER NON-VOTE

       2,795,085          0             520               0


Item 5. Other Information - Not Applicable

                          PART II.  OTHER INFORMATION
                                 (Continued)

                           NB&T FINANCIAL GROUP, INC.


Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description

           2 Asset Purchase and Liability Assumption Agreement (Incorporated by reference to Current Report on Form 8-K filed on July 9, 2001)

           3.1                         Second Amended and Restated Articles
                                       of Incorporation, as amended

           3.2                         Amended Code of Regulation, as
                                       amended

          11                           Computation of Consolidated

                                       Earnings Per Common Share
                                       For the Three and Six Months
                                       Ended June 30, 2001 and 2000

          15                           Letter of J.D. Cloud & Co. L.L.P.
                                       Independent Certified
                                       Public Accountants,
                                       dated August 10, 2001,
                                       relating to Financial Information

Item 6. Exhibits and Reports on Form 8-K (continued)


          99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

     b. The Company filed a Form 8-K with the Securities and Exchange Commission on April 24, 2001 regarding a press release announcing the results of operations for the first quarter 2001. A form 8-K was filed on May 4, 2001 regarding the announcement of the acquisition of Bacon & Associates Agency, Inc. and Bacon & Dettwiller Affiliated Insurance Agencies, Inc. A Form 8-K was filed on June 6, 2001 regarding a press release announcing the purchase of treasury shares.

                         PART II.  OTHER INFORMATION

                          NB&T FINANCIAL GROUP, INC.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NB&T FINANCIAL GROUP, INC.
                                     Registrant

Date: August 14, 2001                /s/Charles L. Dehner
                                     -----------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer