Form 10-Q
period 2001-09-30
NB&T FINANCIAL GROUP INC
filed 2001-11-13
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 2001

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of November 1, 2001, was 3,124,172.

                           NB&T FINANCIAL GROUP, INC.

                                     INDEX


                                                                      Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Balance Sheets -
             September 30, 2001, December 31, 2000
             and September 30, 2000. . . . . . . . . . . . . . . . . . 1

            Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 2001
             and 2000. . . . . . . . . . . . . . . . . . . . . . . . . 2

            Consolidated Statements of Comprehensive Income
             and Changes in Shareholders' Equity -
             Nine Months Ended September 30, 2000 and 2001 . . . . . .3-4

            Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000 . . . . . . 5

            Notes to Consolidated Financial Statements . . . . . . . .6-9

            Independent Accountants' Review Report . . . . . . . . . . 10

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . 11-19

      Item 3.  Quantitative and Qualitative Disclosures
                about Market Risks. . . . . . . . . . . . . . . . . . .19


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . 20

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . 20

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . 20

      Item 4.  Submission of Matters to a Vote of Security Holders . . 20

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . 20

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 20

                           Part I - Financial Information
Item 1.  Financial Statements

                    NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
            At September 30, 2001, December 31, 2000 and September 30, 2000
                                     (thousands)
                                    September 30,  December 31, September 30,
                                        2001          2000          2000
                                     (unaudited)      (a)        (unaudited)
ASSETS:
 Cash and due from banks              $ 19,927      $ 19,331      $ 16,566
 Federal funds sold                     30,257            15        13,038
 Interest bearing deposits in banks        175            49            77
                                       -------       -------       -------
   Total cash and cash equivalents      50,359        19,395        29,681

Securities available for sale, at
  market value                         158,668       115,836        97,161
 Securities held to maturity (market
  value-$45,373, $44,268, and $42,454)  44,409        44,374        44,361
                                       -------       -------       -------
   Total securities                    203,077       160,210       141,522

 Loans                                 361,629       374,101       374,158
   Less-allowance for loan losses        3,653         3,802         4,002
                                       -------       -------       -------
   Net loans                           357,976       370,299       370,156

 Loans held for sale                     1,494         1,519         1,556
 Premises and equipment                 12,942        11,532        11,267
 Earned income receivable                5,344         5,002         4,528
 Other assets                           12,298        11,275        12,203
                                       -------       -------       -------
       TOTAL ASSETS                   $643,490      $579,232      $570,913
                                       =======       =======       =======
LIABILITIES:
 Demand deposits                      $ 37,607      $ 42,965      $ 37,530
 Savings, NOW, and money market
  deposits                             175,675       147,470       151,623
 Certificates $100,000 and over         50,359        43,040        44,852
 Other time deposits                   169,757       173,213       170,767
                                       -------       -------       -------
   Total deposits                      433,398       406,688       404,772

 Short-term borrowings                  43,448        40,148        36,159
 Long-term debt                        111,323        80,323        80,431
 Other liabilities                       4,063         2,591         2,382
                                       -------       -------       -------
   TOTAL LIABILITIES                   592,232       529,750       523,744
                                       -------       -------       -------



SHAREHOLDERS' EQUITY:
 Preferred shares-no par value,
  authorized 100,000 shares; none
  issued
 Common shares-no par value,
  authorized 6,000,000 shares;
  issued 3,818,950 shares                1,000         1,000         1,000
 Surplus                                 8,161         8,128         8,093
 Unearned ESOP shares, at cost            (304)         (299)         (407)
 Retained earnings                      47,133        44,742        44,021
 Accumulated other comprehensive
  income (loss), net of taxes            1,232           223        (1,224)
 Treasury shares, at cost, 697,028
  shares at September 30, 2001; 615,166
  at December 31, 2000; 630,636 shares
  at September 30, 2000                 (5,964)       (4,312)       (4,314)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           51,258        49,482        47,169
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $643,490      $579,232      $570,913
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

                                    -1-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                    NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                    (thousands, except shares and per share data)
                                     (unaudited)
                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                      ------------------   ----------------
                                      2001        2000      2001       2000
INTEREST INCOME:
 Interest and fees on loans          $ 7,547   $ 8,118    $23,111    $23,401
 Interest on securities
  available for sale:
  Taxable                              2,010     1,687      5,792      4,957
  Non-taxable                            109       108        325        325
 Interest on securities held
  to maturity - non-taxable              570       568      1,707      1,722
 Interest on deposits in banks             4         1          9         10
 Interest on federal funds sold          208        43        616         61
                                      ------    ------     ------     ------
     TOTAL INTEREST INCOME            10,448    10,525     31,560     30,476
                                      ------    ------     ------     ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                1,049     1,048      3,340      3,007
 Interest on time certificates
  $100,000 and over                      711       722      2,342      1,911
 Interest on other deposits            2,404     2,501      7,384      6,708
 Interest on short-term borrowings       280       548      1,147      1,523
 Interest on long-term debt            1,209     1,194      3,466      3,411
                                      ------    ------     ------     ------
     TOTAL INTEREST EXPENSE            5,653     6,013     17,679     16,560
                                      ------    ------     ------     ------
     NET INTEREST INCOME               4,795     4,512     13,881     13,916
PROVISION FOR LOAN LOSSES                375       725      1,125      1,575
                                      ------    ------     ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES        4,420     3,787     12,756     12,341
                                      ------    ------     ------     ------
NON-INTEREST INCOME:
 Trust services                          324       333        936        957
 Service charges on deposits             514       463      1,421      1,302
 Other service charges and fees           83        81        237        250
 ATM network fees                        203       187        620        523
 Insurance agency commissions            444       227      1,179        859
 Securities losses, net                    -    (2,070)       260     (2,070)
 Income from BOLI                        159         -        479          -
 Other                                   272       192        743        560
                                      ------    ------     ------     ------
     TOTAL NON-INTEREST INCOME         1,999      (587)     5,875      2,381
                                      ------    ------     ------     ------

NON-INTEREST EXPENSES:
 Salaries                              2,019     1,448      5,685      4,787
 Employee benefits                       335       229      1,011        875
 Equipment                               675       543      1,906      1,692
 Occupancy                               268       214        756        646
 State franchise tax                     143       119        425        358
 Marketing                               134       123        404        374
 Other                                 1,115       960      3,081      2,813
                                      ------     -----     ------     ------
     TOTAL NON-INTEREST EXPENSE        4,689     3,636     13,268     11,545
                                       -----     -----     ------     ------

     INCOME BEFORE INCOME TAX          1,730      (436)     5,363      3,177
     INCOME TAX (BENEFIT) PROVISION      342      (304)       994        458
                                       -----     -----     ------     ------
     NET INCOME (LOSS)               $ 1,388    $ (132)   $ 4,369    $ 2,719
                                      ======     =====      =====     ======

Basic earnings per common share       $0.45     $(0.04)    $ 1.38     $ 0.85
Diluted earnings per common share      0.45      (0.04)      1.38       0.84
Dividends declared per common share    0.21       0.19       0.63       0.57

AVERAGE SHARES OUTSTANDING:
 To compute basic earnings
  per common share                3,116,523  3,192,988  3,160,725  3,194,260
 To compute diluted earnings
  per common share                3,132,049  3,207,656  3,175,134  3,206,367



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
                                          ESOP     Less Cost      Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity         Income

Balance January 1, 2000 $1,000  $7,921   $(405)     $38,846     $(3,331)          $44,031

Comprehensive
 Income:
   Net income                                         2,851                         2,851        $2,851

   Net unrealized gains
    on securities available
    for sale (net of taxes
    of $102)                                                        196               196           196
                                                                                                  -----
Total comprehensive income                                                                       $3,047
                                                                                                  =====
Dividends declared
 ($0.38 per share)                                   (1,210)                       (1,210)
Treasury shares purchased                              (221)                         (221)
Stock options exercised            133                  172                           305
ESOP shares earned                  26     (1)                                         25
                         -----   -----    ---        ------       -----            ------
Balance
  September 30, 2000    $1,000  $8,080  $(406)      $40,438     $(3,135)          $45,977
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
                                          ESOP     Less Cost       Other           Total          Total
                        Common           Shares   of Treasury  Comprehensive   Shareholders'  Comprehensive
                        Shares  Surplus  at Cost     Shares    Income (Loss)      Equity          Income

Balance January 1, 2001 $1,000  $8,128  $(299)      $40,430       $   223        $49,482

Comprehensive
 Income:
   Net income                                         4,369                        4,369         $4,369

   Net unrealized gains
    on securities available
    for sale (net of taxes
    of $608)                                                        1,181          1,181          1,181

   Reclassification
    adjustment for net
    realized gain on sale
    of available-for-sale
    securities included in
    net income (net of
    tax benefit of $88)                                              (172)          (172)          (172)
                                                                                                  -----
Total comprehensive income                                                                       $5,378
                                                                                                  =====
Dividends declared
 ($0.63 per share)                                   (1,980)                      (1,980)

Treasury shares purchased                            (1,671)                      (1,671)
Stock options exercised              9                   21                           30
ESOP shares earned                  24    (5)                                         19
                         -----   -----   ---         ------         -----         ------
Balance
 September 30, 2001     $1,000  $8,161 $(304)       $41,169       $ 1,232        $51,258
                         =====   =====   ===         ======         =====         ======

                                            -4-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                     NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                            2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   4,369   $  2,719
  Adjustments for non-cash items -
   Depreciation, amortization and accretion                 1,067      1,129
   Provision for loan losses                                1,125      1,575
   Net realized (gains) losses on securities
    available for sale                                       (260)     2,070
   Gain on loan sale                                          (82)         -
   Increase in BOLI                                          (479)         -
   Origination of mortgage loans held for sale             (7,042)         -
   Proceeds from mortgage loans held for sale               7,100          -
   Decrease in mortgage loans held for sale                    25         43
   Increase (decrease) in income receivable                  (274)      (207)
   Decrease (increase) in other assets                        (72)      (503)
   Increase in interest payable                                18        381
   Decrease in income taxes payable                            25       (303)
   Increase (decrease) in other liabilities                   868       (398)
   FHLB stock dividends                                      (322)      (306)
   ESOP shares earned                                          24         40
                                                          -------     ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           6,090      6,240
                                                          -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                 66,837      7,117
 Proceeds from sales of securities available for sale       8,260     40,998
 Purchases of securities available for sale              (115,770)   (33,195)
 Proceeds from loan sales                                   8,950          -
 Net decrease (increase) in loans                           2,330    (23,998)
 Purchase of bank-owned life insurance policies                 -    (10,000)
 Purchases of premises and equipment                       (2,618)      (638)
 Acquisition of insurance agencies                           (540)         -
                                                          -------    -------
     NET CASH USED IN INVESTING ACTIVITIES                (32,551)   (19,716)
                                                          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  26,710     24,840
 Net increase (decrease) in short-term borrowings           3,300     (4,199)
 Advances of long-term debt                                31,000      5,000
 Cash dividends paid                                       (1,938)    (1,750)
 Proceeds from stock options exercised                         24        149
 Purchase of treasury shares                               (1,671)      (221)
                                                          -------     ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             57,425     23,819
                                                          ------      ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               30,964     10,343


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           19,395     19,338
                                                          -------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 50,359    $29,681
                                                          =======     ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 17,661    $16,179
 Income taxes paid                                            969        888




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

Results of operations and cash flows for the nine-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year to end December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.


LOANS
During the quarter ended March 31, 2001, the Company sold $8.8 million of real estate loans and recognized a gain of $82 thousand.

Changes in the allowance for loan losses for the nine-month periods ended September 30 were as follows:

                                               2001             2000
                                               ----             ----
       Balance at beginning of period        $ 3,802          $ 3,222
         Provision for loan losses             1,125            1,575
         Charge-offs                          (1,461)          (1,006)
         Recoveries                              187              211
                                               -----            -----
       Balance at end of period              $ 3,653          $ 4,002
                                               =====            =====

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements (Continued)


SECURITIES
The increase in securities held for sale from December 31, 2000 is attributable to purchases of $67 million in U.S. Agency Notes with maturities ranging from two to ten years, $45 million in mortgage-backed securities, and $4 million in corporate notes.


LONG TERM DEBT
In September 2001, an additional $25 million was borrowed from the Federal Home Loan Bank at an average interest rate of 4.74%. $12.5 million fully matures in 2006, with principal and interest payments due on a monthly basis. The remaining $12.5 million of the borrowings is a fixed rate note maturing in 2011. Beginning in 2002 this note can be converted to a variable-rate instrument that adjusts quarterly at the three-month LIBOR rate if that rate equals or exceeds 7.50%.


EMPLOYEE STOCK OPTIONS
The Company applies APB No. 25 in accounting for its stock option plans. Had compensation expense for the Company's stock options granted after 1996 been recognized under the methodology prescribed in SFAS No. 123, the Company's net income would have been reduced by $20 and $16 thousand in the three-month periods ended September 30, 2001 and 2000, respectively, and $61 and $42 thousand in nine-month periods then ended. Earnings per share would have been reduced by $.01 in each of the three-month periods ended September 30, 2001 and 2000, and $.02 in the nine-month period ended September 30, 2001.


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

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued by the FASB in August 2001. The FASB focuses on accounting for closure costs for certain assets that cannot be simply abandoned or disposed of at the end of their useful lives. The Company believes this statement will have no impact on the financial statements when it becomes effective in 2003.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", Was issued by the FASB on October 3, 2001 and is effective for fiscal years beginning after December 15, 2001. This statement effectively supersedes SFAS No. 121 and APB Opinion No. 30 and requires that long-lived assets, including discontinued operation, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The statement also resolves certain implementation issues regarding SFAS No. 121. The applicability of this statement to financial statements of the Company relates primarily to intangible assets acquired and to be acquired in connection with recent and announced acquisitions. The Company has not yet determined the impact of the statement, if any, on the financial statements.


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

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Notes to Consolidated Financial Statements (Continued)


The Company used the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2001 were as follows (thousands):

       Commitments to extend credit                   $33,622
       Standby letters of credit                        1,734

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2001, standby letters of credit were primarily issued to support public bond financing by state and local government units and entities involved in development and maintenance and repair. They expire during the period from 2001 through 2012.

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

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
NB&T FINANCIAL GROUP, INC.


We have reviewed the accompanying consolidated balance sheets of NB&T Financial Group, Inc. (formerly known as InterCounty Bancshares, Inc.) and subsidiaries as of September 30, 2001 and 2000, the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000, and the related consolidated statements of comprehensive income and changes in shareholders' equity, and cash flows for each of the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
November 8, 2001

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

Net income for the third quarter of 2001 was $1.39 million, compared to a net loss of $132,000 for the third quarter of 2000. Net income per share-basic was $.45 for the third quarter of 2001, compared to a net loss of $.04 per share for the third quarter of 2000. Net income for the first nine months of 2001 was $4.37 million, compared to $2.72 million for the first nine months of 2000. Net income per share-basic was $1.38 for the nine months ended September 30, 2001, compared to $.85 through the same date in 2000.

In the third quarter of 2000, the Company restructured a portion of its securities portfolio, resulting in the recognition of an after-tax loss of $1.37 million, and increased its provision for loan losses to $725,000.

The third quarter of 2001 showed an increase in net interest income of 6.3% compared to the same quarter last year. This increase resulted primarily from a decrease of 6.0% in interest expense, partially offset by a 0.7% decreased in interest income. Average loans had a slight decrease of 2.4% and therefore excess funds were invested in short-term funds and the securities portfolio. Average securities and short-term funds increased 34.7% when compared to the same period last year. This change in the mix of the balance sheet, and significant decreases in market rates, decreased the tax equivalent yield on interest-earning assets from 8.13% in the third quarter of 2000 to 7.43% in the third quarter of 2001.

Average interest-bearing liabilities increased 11.0% to $522.4 million, and their cost decreased to 4.29% from 5.08% when comparing the third quarter of 2001 to the third quarter of 2000. The volume growth in average interest-bearing liabilities was composed of $35.7 million in NOW and money market accounts, $8.1 million in large certificates of deposit, and $11.2 million in additional long-term borrowing from the Federal Home Loan Bank (FHLB).

The tax equivalent net interest margin decreased from 3.59% in the third quarter of 2000 to 3.50% in the third quarter of 2001.

Net interest income for the first nine months of 2001 decreased 0.3% from the same period last year. Although average interest-earning assets increased 8.5% from last year, the tax equivalent yield on these decreased from 8.07% to 7.70%. Interest-bearing liabilities increased 10.7%, while the cost decreased from 4.82% to 4.65%. Tax equivalent net interest margin was 3.48% during the first nine months of 2001 versus 3.78% in 2000.

The provision for loan losses was $350,000 less than the third quarter of last year as a result of the additional provision that was recorded in the third quarter of last year in anticipation of potential losses on specific

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

loans. Net charge-offs for the third quarter of 2001 were $704,000, .19% of average loans, compared to $231,000, .06% of average loans, for the prior year. The provision for loan losses year-to-date 2001 was $1,125,000, compared to $1,575,000 for the same period in 2000. Net charge-offs year-to-date 2001 were .35% of average loans, compared to .22% for the prior year.

The allowance is an amount that management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. This evaluation is based on prior loan loss experience and such factors as canges in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Company at the dates indicated (in thousands):
<CAPTIO>
                              September 30      December 31     September 30
                                    2001             2000             2000
                                   ------           ------           ------
Loans accounted for on
 non-accrual basis                 $4,205           $4,098           $2,701
Accruing loans which are
 past due 90 days or more             501              113              546
Renegotiated loans                      0                0                0
                                    -----            -----            -----
   Total                           $4,706           $4,211           $3,247
                                    -----            -----            -----

As of September 30, 2001 the $4,205,000 in non-accrual loans consisted of seventeen loans collateralized by first mortgages, eleven with second mortgages, three with government guarantees, three with titled vehicles, two with a general chattel on inventory, fixtures, furniture and equipment, and one with a default judgment on personal property.

All loans are expected to be resolved through term payments or through liquidation of collateral in the normal course of business. The anticipated loss in the year 2001 from all but two of these relationships is $254,000. One of the remaining accounts is with a longstanding customer whose outstanding balances with the Bank total approximately $5.9 million. $1.8 million is accounted for on a non-accrual basis. The remaining amount of $4.1 million consists of a loan collateralized by a first mortgage on commercial property with an 80% U.S. Department of Agriculture (USDA)

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

government guarantee. This loan had been on non-accrual status since April of this year and in September of this year was placed back on accrual status due to the improved financial condition of the borrower. Several meetings have taken place with the customer with the intent of restructuring a portion of the debt. Due to the many variables affecting the restructuring, a loss, if any to the Company cannot be determined. The other relationship is with Bush Leasing, Inc., a company whose primary owner is George F. Bush, a former director of the Company. The servicing and collection of the related receivables of $570,000 has been outsourced. Management has determined the potential losses on these accounts will be approximately $200,000. Projected losses are based on currently available information and actual losses may differ significantly from those discussed above.

In addition, management has identified one relationship that is not included in the non-performing categories at September 30, 2001, but which management through normal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms. That one relationships' total outstanding is $932,000 with real estate and titled vehicle inventory as collateral. Management is unable to determine any loss potential at this time.

At September 30, 2001, the Company's allowance for loan losses totaled $3.65 million and was allocated to specifically classified loans and was generally based on a three-year net charge-off history. The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated (in thousands):

                                                   Nine Months Ended
                                                      September 30
                                                     2001      2000
                                                   ------------------
Balance, beginning of period                        $3,802    $3,222
Charge-offs:
 Commercial                                            432       447
 Residential real estate                                44         2
 Installment                                           969       536
 Credit Card                                             -         -
 Other                                                  16        21
                                                     -----     -----
    Total                                            1,461     1,006
                                                     -----     -----

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                                   Nine Months Ended
                                                      September 30
                                                     2001      2000
                                                   ------------------
Recoveries:
 Commercial                                             29        52
 Residential real estate                                 -         -
 Installment                                           156       157
 Credit Card                                             -         1
 Other                                                   2         1
                                                     -----     -----
    Total                                              187       211
                                                     -----     -----
Net Charge-offs                                     (1,274)     (795)

Provision for loan losses                            1,125     1,575
                                                     -----     -----
Balance, end of period                              $3,653    $4,002
                                                     =====     =====

Non-interest income, excluding securities gains and losses, was $2.0 million for the third quarter of 2001, an increase of 34.8% from the $1.5 million earned in the third quarter of 2000. This increase was primarily due to increases in ATM network fees as a result of increased transaction volume, income on Bank Owned Life Insurance (BOLI) purchased at the end of the third quarter last year, and higher insurance agency commissions due to increased sales and two agency acquisitions. For the first nine months of 2001, non-interest income, excluding securities gains and losses, was $5.6 million, 26.2% above the first nine months of 2000.

In October this year the Company contracted to sell the servicing on a $28.0 million real estate loan portfolio now being performed by the Company. These are loans originated and subsequently sold with servicing retained by the Company. The sale is scheduled for December 15, 2001, and is expected to result in recording a gain on the sale of approximately $150,000.

Non-interest expense increased 29.0% for the quarter over the same period in 2000. Salaries and benefits increased 40.4% for the quarter partially due to certain performance related officer bonus expense and retirement plan expense being reduced in the third quarter of 2000 by $350,000. Also, the opening of three new branches during 2001 contributed to the increase in personnel expense as well as to equipment expense increasing 24.3% and occupancy

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

expense increasing 25.2% from the third quarter of last year. State franchise tax increased 20.2% from the third quarter last year due to the increase in capital on which it is based. Other increases include legal and professional fees related to outsourcing internal audit functions and problem loan workouts, up 48.0% from the third quarter of last year. For the first nine months of 2001, non-interest expense was $13.3 million, 14.9% above the first nine months of 2000.

The Company's effective tax rate was 19.8% during the third quarter of 2001, primarily due to non-taxable investment income.

Performance ratios for the third quarter of 2001 included a return on assets of .89%, and a return on equity of 10.93%. For the first nine months of 2001, return on assets was .97%, and return on equity was 11.61%.


Financial Condition

The changes that have occurred in the Company's financial condition during
2001 are as follows (in thousands):
                         September 30   December 31       Change      Change
                               2001          2000         Amount     Percent
                             -------     ---------        ------    --------
Total Assets                $643,490      $579,232       $64,258         11%
Federal Funds Sold            30,257            15        30,242        N/M
Loans                        361,629       374,101       (12,472)        (3)
Securities                   203,077       160,210        42,867         27
Demand deposits               37,607        42,965        (5,358)       (12)
Savings, Now, MMDA deposits  175,675       147,470        28,205         19
CD's $100,000 and over        50,359        43,040         7,319         17
Other time deposits          169,757       173,213        (3,456)        (2)
Total deposits               433,398       406,688        26,710          7
Short-term borrowing          43,448        40,148         3,300          8
Long-term borrowing          111,323        80,323        31,000         39

Total assets have increased $64.3 million as a result of funds generated from increases in deposits and short- and long-term borrowing during 2001. The loan portfolio shows a net decrease from December 31, 2000 due to an $8.8 million loan sale at the end of the first quarter and decreased loan demand in the commercial and indirect personal loan portfolios. The investment of these excess funds resulted in the securities portfolio increasing $42.9 million and Federal Funds sold increasing $30.4 million since year-end. The securities portfolio investments were primarily in U.S. Agency callable bonds and mortgage-backed instruments. Deposit growth has occurred in the more liquid transaction accounts and large certificates of public funds deposits. The short-term borrowing increase is primarily in overnight repurchase agreements with public fund and corporate customers.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total assets grew 12.7% from the end of the third quarter of 2000, to a total of $643.5 million. Total loans decreased to $361.6 million, a decrease of 3.3% from September 30, 2000. The average amount of commercial loans in the third quarter of 2001 grew $6.7 million (4.4%) compared to the third quarter of 2000, and the home equity loan average grew $2.9 million (11.7%) between the two comparable periods. Average real estate loans decreased 10.6% because of the $8.8 million sale, and average personal loans decreased 9.2% as a result of a decreased emphasis on indirect loans because of thinner margins in the product.

The securities portfolio average for the third quarter 2001 increased $30.7 million (20.4%) from the third quarter of last year. Most of the purchases were of U.S. Agency callable bonds and mortgage-backed securities with average maturities in the two-year to five-year range. In September of this year, $25 million in 20-year mortgage-backed securities with an average life of 5.7 years were purchased with funds borrowed from FHLB at a projected spread of 130 basis points.

Total deposits increased 7.1% from the end of the third quarter of 2000. Third quarter average interest-bearing liabilities grew $51.9 million (11.0%) from the third quarter average in 2000. Third quarter 2001 average interest-bearing transaction accounts increased $35.7 million (33.3%), and average large certificates increased $8.1 million (17.3%), all from the third quarter average in 2000.

Average long-term borrowing increased $11.2 million (14.0%) from the third quarter of 2000. At September 30, 2001 and 2000, the Bank had outstanding $111.0 million and $80.0 million, respectively, of long-term borrowing from the FHLB. In January 2001 a $30 million variable-rate note that adjusts quarterly at the three-month LIBOR rate was paid off and restructured into three $12 million notes with a weighted average rate of 5.01% and maturity dates in January 2011. In September of this year an additional $25 million was borrowed at an average rate of 4.74% to fund the security purchase mentioned above. Half of the borrowing was structured as a five-year amortizing advance with monthly principal and interest payments. The other half was a fixed-rate note maturing in 2011. At the option of the FHLB, beginning in September 2002, this note can be converted to a variable-rate instrument that adjusts quarterly at the three-month LIBOR rate if that rate equals or exceeds 7.50%.

Total equity increased 8.7% from September 30, 2000 to $51.3 million at September 30, 2001. Book value per share was $16.41 at September 30, 2001, compared to $14.72 at September 30, 2000. These increases are attributable, in part, to the general decreases in market interest rates and the resulting net unrealized gain on securities available for sale of $1.2 million at September 30, 2001, compared to a net unrealized loss of $1.2 million a year ago. Also, on June 1 the Company purchased 83,632 of Company shares from

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Wilmington College at $20 per share for a total purchase price of $1.7 million. These shares represent 2.6% of the shares outstanding. These shares will initially be held in treasury, although the Company may eventually use these shares for employee stock benefit plans. Equity to assets was 7.97%, compared to 8.26% at the end of the third quarter of last year. This increase is the result of the increase in assets mentioned previously.


Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued by the FASB in August 2001. The FASB focuses on accounting for closure costs for certain assets that cannot be simply abandoned or disposed of at the end of their useful lives. The Company believes this statement will have no impact on the financial statements when it becomes effective in 2003.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", Was issued by the FASB on October 3, 2001 and is effective for fiscal years beginning after December 15, 2001. This statement effectively supersedes SFAS No. 121 and APB Opinion No. 30 and requires that long-lived assets, including discontinued operation, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The statement also resolves certain implementation issues regarding SFAS No. 121. The applicability of this statement to financial statements of the Company relates primarily to intangible assets acquired and to be acquired in connection with recent and announced acquisitions. The Company has not yet determined the impact of the statement, if any, on the financial statements.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Acquisitions

On May 3, 2001, The National Bank and Trust Company (NB&T), a subsidiary of NB&T Financial Group, Inc, acquired Bacon & Associates Agency, Inc. in Wilmington, Ohio and Bacon & Dettwiller Affiliated Insurance Agencies, Inc. in Greenfield, Ohio, which were then merged into the NB&T Insurance Agency. The transaction was structured as a purchase of the shares of the two agencies for cash.

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

The acquisition will not require the approval of the shareholders of either NB&T Financial Group or Premier Financial Bancorp. The transaction is expected to close on December 1, 2001, subject to regulatory approval and customary conditions of closing.


Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at September 30, 2001, was 83.8%, compared to 94.8% at the same date in 2000. Loans to total assets were 56.4% at the end of the third quarter of 2001, compared to 65.8% at the same time last year. Management strives to keep this ratio below 70%. Of the total securities portfolio, 78% consists of available-for-sale securities that are readily marketable. Approximately 71% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

                        PART I.  FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 2001, NB&T had a total risk-based capital ratio of 13.96%, a Tier 1 risk-based capital ratio of 13.01%, and a Tier 1 leverage ratio of 7.77%.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. Since December 31, 2000, the Company has become slightly asset sensitive compared to being liability sensitive in the zero- to one-year range. This is the result of a 6.6% deposit growth and a 3.3% decrease in loans being invested in short-term instruments. This change has not caused any guidelines established by the Asset Liability Management Committee to be violated.

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

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit
           No.                         Description


          11                           Computation of Consolidated

                                       Earnings Per Common Share
                                       For the Three and Six Months
                                       Ended September 30, 2001 and 2000

          15                           Letter of J.D. Cloud & Co. L.L.P.
                                       Independent Certified Public
                                       Accountants, dated November 8, 2001,
                                       relating to Financial Information

          99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

     b. The Company filed a Form 8-K with the Securities and Exchange Commission on July 24, 2001 regarding a press release announcing the results of operations for the second quarter 2001.

                         PART II.  OTHER INFORMATION

                          NB&T FINANCIAL GROUP, INC.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NB&T FINANCIAL GROUP, INC.
                                     Registrant

Date: November 13, 2001              /s/Charles L. Dehner
                                     -----------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer