Form 10-Q/A
period 2001-09-30
NB&T FINANCIAL GROUP INC
filed 2001-11-15
CIK 908837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q/A

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



SHAREHOLDERS' EQUITY:
 Preferred shares-no par value,
  authorized 100,000 shares; none
  issued
 Common shares-no par value,
  authorized 6,000,000 shares;
  issued 3,818,950 shares                1,000         1,000         1,000
 Surplus                                 8,161         8,128         8,093
 Unearned ESOP shares, at cost            (304)         (299)         (407)
 Retained earnings                      47,133        44,742        44,021
 Accumulated other comprehensive
  income (loss), net of taxes            1,232           223        (1,224)
 Treasury shares, at cost, 694,778
  shares at September 30, 2001; 613,666
  at December 31, 2000; 613,966 shares
  at September 30, 2000                 (5,964)       (4,312)       (4,314)
                                       -------       -------       -------
   TOTAL SHAREHOLDERS' EQUITY           51,258        49,482        47,169
                                       -------       -------       -------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $643,490      $579,232      $570,913
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

                                    -1-

                           Part I - Financial Information
                                     (Continued)
Item 1.  Financial Statements

                    NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                    (thousands, except shares and per share data)
                                     (unaudited)
                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                      ------------------   ----------------
                                      2001        2000      2001       2000
INTEREST INCOME:
 Interest and fees on loans          $ 7,547   $ 8,118    $23,111    $23,401
 Interest on securities
  available for sale:
  Taxable                              2,010     1,687      5,792      4,957
  Non-taxable                            109       108        325        325
 Interest on securities held
  to maturity - non-taxable              570       568      1,707      1,722
 Interest on deposits in banks             4         1          9         10
 Interest on federal funds sold          208        43        616         61
                                      ------    ------     ------     ------
     TOTAL INTEREST INCOME            10,448    10,525     31,560     30,476
                                      ------    ------     ------     ------
INTEREST EXPENSE:
 Interest on savings, NOW and
  money market deposits                1,049     1,048      3,340      3,007
 Interest on time certificates
  $100,000 and over                      711       722      2,342      1,911
 Interest on other deposits            2,404     2,501      7,384      6,708
 Interest on short-term borrowings       280       548      1,147      1,523
 Interest on long-term debt            1,209     1,194      3,466      3,411
                                      ------    ------     ------     ------
     TOTAL INTEREST EXPENSE            5,653     6,013     17,679     16,560
                                      ------    ------     ------     ------
     NET INTEREST INCOME               4,795     4,512     13,881     13,916
PROVISION FOR LOAN LOSSES                375       725      1,125      1,575
                                      ------    ------     ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES        4,420     3,787     12,756     12,341
                                      ------    ------     ------     ------
NON-INTEREST INCOME:
 Trust services                          324       333        936        957
 Service charges on deposits             514       463      1,421      1,302
 Other service charges and fees           83        81        237        250
 ATM network fees                        203       187        620        523
 Insurance agency commissions            444       227      1,179        859
 Securities losses, net                    -    (2,070)       260     (2,070)
 Income from BOLI                        159         -        479          -
 Other                                   272       192        743        560
                                      ------    ------     ------     ------
     TOTAL NON-INTEREST INCOME         1,999      (587)     5,875      2,381
                                      ------    ------     ------     ------

NON-INTEREST EXPENSES:
 Salaries                              2,019     1,448      5,685      4,787
 Employee benefits                       335       229      1,011        875
 Equipment                               675       543      1,906      1,692
 Occupancy                               268       214        756        646
 State franchise tax                     143       119        425        358
 Marketing                               134       123        404        374
 Other                                 1,115       960      3,081      2,813
                                      ------     -----     ------     ------
     TOTAL NON-INTEREST EXPENSE        4,689     3,636     13,268     11,545
                                       -----     -----     ------     ------

     INCOME BEFORE INCOME TAX          1,730      (436)     5,363      3,177
     INCOME TAX (BENEFIT) PROVISION      342      (304)       994        458
                                       -----     -----     ------     ------
     NET INCOME (LOSS)               $ 1,388    $ (132)   $ 4,369    $ 2,719
                                      ======     =====      =====     ======

Basic earnings per common share       $0.45     $(0.04)    $ 1.38     $ 0.85
Diluted earnings per common share      0.45      (0.04)      1.38       0.84
Dividends declared per common share    0.21       0.19       0.63       0.57

AVERAGE SHARES OUTSTANDING:
 To compute basic earnings
  per common share                3,116,523  3,192,988  3,160,725  3,181,959
 To compute diluted earnings
  per common share                3,132,049  3,207,656  3,175,134  3,206,367



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

                                     NB&T FINANCIAL GROUP, INC.
                                     Registrant

Date: November 15, 2001              /s/Charles L. Dehner
                                     -----------------------------------
                                     Charles L. Dehner
                                     Treasurer, Executive Vice President
                                     and Principal Accounting Officer