Form 10-K
period 2001-12-31
NB&T FINANCIAL GROUP INC
filed 2002-03-22
CIK 908837

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2001

                                    OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from              to


                         Commission file number   0-23134

                        NB&T FINANCIAL GROUP, INC.
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




The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $19.50 per share on January 7, 2002. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $32,285,721.

As of March 20, 2002, 3,207,804 common shares were issued and outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of NB&T Financial G2roup, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K:

     1.  Board of Directors;
     2.  Executive Officers;
     3.  Section 16(a) Beneficial Ownership Reporting Compliance;
     4.  Compensation of Executive Officers and Directors;
     5. Voting Securities and Ownership of Certain Beneficial Owners and Management; and
     6.  Certain Relationships and Related Transactions.

                       NB&T FINANCIAL GROUP, INC.
                   For the Year Ended December 31, 2001
                            Table of Contents

                             PART I
                                                                  Page
                                                                  ----
  Item 1:   Business                                                3
  Item 2:   Properties                                             21
  Item 3:   Legal Proceedings                                      22
  Item 4:   Submission of Matters to a Vote of Security Holders    22

                            Part II
                            -------
  Item 5:   Market for Registrant's Common Equity and Related
             Stockholder Matters                                   23
  Item 6:   Selected Financial Data                                23
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   25
  Item 7A:  Quantitative and Qualitative Disclosures About
             Market Risk                                           44
  Item 8:   Financial Statements and Supplementary Data            45
  Item 9:   Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                73

                            Part III
                            --------
  Item 10:  Directors and Executive Officers of the Registrant     73
  Item 11:  Executive Compensation                                 73
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                        73
  Item 13:  Certain Relationships and Related Transactions         73

                            Part IV
                            -------
  Item 14:  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                   74

Exhibit Index                                                      75

Signatures                                                         76


                                  PART I

Item 1.  Description of Business

                                  GENERAL

NB&T Financial Group, Inc. ("NB&T Financial"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the "Bank"). The Bank is engaged in the commercial banking business in Southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank's 21 full-service offices. In addition, the Bank has one office which has drive-in facilities only and two remote service units. The Bank has also installed 82 cash dispensers in convenience stores in three states as of the end of 2001. The Bank also has a trust department which presently administers 754 accounts having combined assets of $218 million.

In December 2001, NB&T Financial acquired a majority of the assets, totaling $49 million, and assumed the deposit liabilities, totaling $42 million, of Sabina Bank located in Sabina, Ohio, for an aggregate cash purchase price of approximately $12.9 million.

The Bank operates its wholly-owned subsidiary NB&T Insurance Agency, Inc. ("NB&T Insurance"). NB&T Insurance has four locations, with its principal office in Wilmington, Ohio. During 2001, the Bank acquired two related agencies located in Wilmington and Greenfield, Ohio, and one other agency for a total of approximately $958,000 in cash and other obligations. These three agencies were then merged into NB&T Insurance. The agencies sell a full line of insurance products, including: property and casualty, life, health, and annuities.

Because of its ownership of all the outstanding stock of the Bank, NB&T Financial is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Bank, as a national bank, is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the "OCC") and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland. In addition, since its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Since its incorporation in 1980, NB&T Financial's activities have been limited primarily to holding the common shares of the Bank. Consequently, the following discussion focuses primarily on the business of the Bank.

Since its incorporation in 1980, NB&T Financial's activities have been limited primarily to holding the common shares of the Bank. Consequently, the following discussion focuses primarily on the business of the Bank.


                         FORWARD LOOKING STATEMENTS

In addition to the historic financial information contained herein with respect to NB&T Financial, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, NB&T Financial's operations and NB&T Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and NB&T Financial's general market area. The forward-looking statements contained herein include those with respect to the following matters:

     1. Management's expectation that it will continue to expand its consumer lending activities, other than automobile loans;
     2. Management's determination of the adequacy of the loan loss allowance;
     3.  The effect of changes in interest rates;
     4. Management's expectation that it will continue its emphasis on growth in the real estate and commercial portfolios; and
     5. Management's belief that a substantial percentage of the certificates of deposit maturing within one year will renew with the Bank at maturity.


Lending Activities

General. The Bank's income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans.

Loan Maturity Schedule.  The following table sets forth certain information at December 31, 2001, regarding the net dollar amount of loans maturing in the Bank's portfolio, based on contractual terms to maturity.  Demand loans, loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:
                        Due 0-1 Year  Due 1-5 Years  Due 5 + Years   Total
                                             (In thousands)
Commercial and
 industrial               $20,918        $36,718        $49,340    $106,976
Commercial real estate      3,052          5,336         28,023      36,411
Agricultural                9,016          2,500          7,560      19,076
                           ------         ------         ------     -------
  Total                   $32,986        $44,554        $84,923    $162,463
                           ======         ======         ======     =======

                                  -4-

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 2001, which have predetermined interest rates and floating or adjustable interest rates:
                             Predetermined        Floating or
                                 rates          adjustable rates     Total
                             -------------      ----------------    -------
                                                 (In thousands)
Commercial and industrial       $19,325             $ 66,733       $ 86,058
Commercial real estate            4,334               29,025         33,359
Agricultural                        671                9,389         10,060
                                 ------              -------        -------
  Total                         $24,330             $105,147       $129,477
                                 ======              =======        =======

Commercial and Industrial Lending. Commercial and industrial lending has been an area of growth for the Bank. The Bank originates loans to businesses in its market area, including "floor plan" loans to automobile dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $5,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. At December 31, 2001 the Bank had $107.0 million, or 28% of total loans, invested in commercial and industrial loans. Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

Commercial Real Estate. The Bank makes loans secured by commercial real estate located in its market area. Such loans generally are adjustable-rate loans for terms of up to 20 years. The types of properties securing loans in the Bank's portfolio include warehouses, retail outlets and general industrial use properties. At December 31, 2001, the Bank had $36.4 million, or 10% of total loans, invested in commercial real estate loans. Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

Agricultural Loans. The Bank makes agricultural loans, which include loans to finance farm operations, equipment purchases, and land acquisition. The repayment of such loans is significantly dependent upon income from farm operations, which can be adversely affected by weather and other physical conditions, government policies and general economic conditions. At December 31, 2001, the Bank had $19.1 million, or 5% of total loans, invested in agricultural loans.

Residential Real Estate. The Bank makes loans secured by one- to four-family residential real estate and multi-family (over four units) real state located in its market area. The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate loans with terms of 15 to 30 years are typically originated for sale in the secondary market. ARMs are held in the Bank's portfolio. At December 31, 2001, the Bank had $145.8 million, or 38% of total loans, invested in residential real estate loans.

Installment Loans. The Bank makes a variety of consumer installment loans, including home equity loans, automobile loans, recreational vehicle loans, and overdraft protection. Consumer loans involve a higher risk of default than loans secured by one- to four-family residential real estate, particularly in the case of consumer loans which are unsecured or secured y rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. Management believes that the Bank's underwriting practices have resulted in a favorable delinquency ratio and loan loss experience for this portion of the Bank's total loan portfolio.

At December 31, 2001, the Bank had $70.3 million, or 18% of total loans, invested in installment loans. The Bank has reduced its efforts to originate new and used automobile loans due to increased competition and narrowing interest rate spreads. The Bank expects to continue, subject to market conditions, to expand its other consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers.

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

Allowance for Loan Losses. Federal regulations require that the Bank establish prudent general allowances for loan losses. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical trends in the level of non-performing assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2001, the Bank's allowance for loan losses totaled $3.8 million and 43% was allocated to specific credits, and the rest was allocated based on previous charge-off experience, portfolio risk, economic conditions and anticipated loan growth.

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance.

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:
                                                   December 31,
                                   ------------------------------------------
                                    2001    2000     1999     1998     1997
                                              (Dollars in thousands)
Balance at beginning of
 period                         $  3,802 $  3,222 $  2,641 $  2,761 $  2,686

Charge-offs:
 Commercial and industrial          (691)    (858)    (200)    (702)    (178)
 Commercial real estate              (50)     (15)     (10)     (45)       -
 Agricultural                       (119)    (107)     (10)       -        -
 Residential real estate            (150)     (66)      (9)       -       (6)
 Installment                      (1,318)    (825)    (842)    (681)    (694)
 Credit card                           -        -        -        -      (64)
 Other                               (18)       -        -       (7)       -
                                 -------  -------  -------  -------  -------
  Total charge-offs               (2,346)  (1,871)  (1,071)  (1,435)    (942)
                                 -------  -------  -------  -------  -------
Recoveries:
 Commercial and industrial            33       62       27        7       63
 Commercial real estate                -        -        9        -        -
 Agricultural                          9        5        -        -        -
 Residential real estate               2        1        1        -        2
 Installment                         188      183      213      145      133
 Credit card                           -        1        2       12       17
 Other                                 -        -        -        1        2
                                  ------    -----    -----    -----    -----
  Total recoveries                   232      252      252      165      217
                                  ------    -----    -----    -----    -----

Net charge-offs                   (2,114)  (1,619)    (819)  (1,270)    (725)
Acquired in acquisition              622        -        -        -        -
Provision for possible
 loan losses                       1,500    2,199    1,400    1,150      800
                                 -------  -------  -------  -------  -------
  Balance at end of period      $  3,810 $  3,802 $  3,222 $  2,641 $  2,761
                                 =======  =======  =======  =======  =======
Ratio of net charge-offs to
 average loans outstanding
 during the period                  0.58%    0.44%    0.25%    0.44%    0.26%
                                    ====     ====     ====     ====     ====

Average loans outstanding       $366,190 $367,419 $330,734 $287,674 $274,372
                                 =======  =======  =======  =======  =======

Investment Activities

The following table sets forth the composition of the Bank's securities portfolio, based on amortized cost, at the dates indicated:

                                           At December 31,
                                -----------------------------------
                                   2001         2000         1999
                                           (In thousands)
Securities available
 for sale:
U.S. Treasuries & U.S.
 Agency notes                   $ 54,117     $49,641     $ 34,730
U.S. Agency mortgage-
 backed securities                96,071      39,857       55,324
Other mortgage-backed
 securities                        5,021      11,164       11,320
Municipals                         8,572       8,567        8,563
Other securities                  14,953       6,269        5,833
                                 -------     -------      -------
Total securities available
 for sale                        178,734     115,498      115,770
                                 -------     -------      -------
Securities held to
 maturity:
Municipal securities              44,430      44,374       44,304
                                 -------     -------      -------
Total securities held
 to maturity                      44,430      44,374       44,304
                                 -------     -------      -------
Total securities                $223,164    $159,872     $160,074
                                 =======     =======      =======

The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 2001. U.S. agency mortgage-backed securities are categorized according to their expected prepayment speeds. All other securities are categorized based on contractual maturity. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations. Yields do not include the effect of income taxes.

                Less than 1 year    1 to 5 years      5 to 10 years       Over 10 years        Total
                ----------------    -------------     -------------       -------------        -----
                        Weighted           Weighted           Weighted           Weighted          Weighted
              Amortized  average Amortized  average Amortized  average Amortized  average Amortized average
                 cost     yield     cost     yield     cost     yield     cost     yield     cost    yield
                 ----     -----     ----     -----     ----     -----     ----     -----      ----   -----
                                                        (Dollars in thousands)
Securities available
 for sale:
U.S. Treasuries
 and U.S. Agency
 notes           $ 6,000    1.75%  $29,044    5.32%  $19,073    6.12%  $     -    4.48%  $ 54,117    4.76%
U.S. Agency
 mortgage-backed
 securities       13,728    6.32    47,394    6.16    24,590    6.07    10,359    6.12     96,071    6.16
Other mortgage-
 backed
 securities        4,108    5.00       803    6.03        24    6.03        86    6.03      5,021    5.19
Municipals             -       -         -       -         -       -     8,572    5.04      8,572    5.04
Other securities       -       -        10       -         -       -    14,943    4.27     14,953    4.27
                  ------            ------            ------            ------            -------
Total securities
 available for
 sale             23,836    4.94    77,251    5.91    43,687    6.08    33,960    3.63    178,734    5.14
                  ------            ------            ------            ------            -------
Securities held
 to maturity:
Municipal
 securities            -       -       904    9.15       100    4.50    43,426    5.05     44,430    5.13
                  ------            ------            ------            ------            -------
Total securities
 held to maturity      -       -       904    9.15       100    4.50    43,426    5.05     44,430    5.13
                  ------            ------            ------            ------            -------
Total securities $23,836    4.94%  $78,155    5.95%  $43,787    6.08%  $77,386    4.27%  $223,164    5.14%
                  ======            ======            ======            ======            =======

                                                      -10-

Trust Services

The Bank received trust powers in 1922 and currently holds $214 million in net assets held in 723 accounts on December 31, 2001 in the Trust Department. These assets are not included in the Bank's balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment management, estate planning and administration, tax and financial planning and employee benefit plan administration. The Trust Department also provides investment services to customers of the Bank and others, enabling them to purchase fixed annuities, variable annuities, mutual funds, and stocks and bonds. The Trust Department is staffed by four officers and five staff members and generated $1,167,000 in fee income during 2001.

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

The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated:

            Maturity                     At December 31, 2001
            --------                     --------------------
                                            (In thousands)
        Three months or less                   $13,296
        Over 3 months to 6 months               15,138
        Over 6 months to 12 months              11,341
        Over twelve months                       5,383
                                                ------
          Total                                $45,158
                                                ======

                                  -11-

Borrowings. The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. The Bank currently has outstanding $114.8 million of borrowings from the Federal Home Loan Bank used primarily to fund the purchase of U.S. Agency mortgage-backed securities and municipal bonds.

The following table sets forth certain information regarding the Bank's outstanding borrowings at the dates and for the periods indicated:
                                               December 31,
                                        --------------------------
                                          2001      2000      1999
                                           (Dollars in thousands)
Maximum amount of short-term
 borrowings outstanding at any
 month end during period               $44,158   $41,624   $40,358
Average amount of short-term
 borrowings outstanding during
 period                                 34,250    33,486    26,518
Amount of short-term borrowings
 outstanding at end of period           22,055    40,148    40,358
Weighted average interest rate of
 short-term borrowings during period      3.76%     6.05%     4.78%
Weighted average interest rate of
 short-term borrowings at end of
 period                                   1.39%     6.14%     4.45%

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

                            2001                          2000                          1999
                 ----------------------------    ----------------------     ------------------------------
                Average           Interest    Average           Interest   Average                Interest
              outstanding  Yield/  earned/  outstanding  Yield/  earned/  outstanding   Yield/     earned/
                balance     rate    paid       balance    rate    paid      balance     rate        paid

Loans (1)      $366,190     8.33%    30,508   $367,419    8.59%   $31,549    $330,734    8.38%    $27,728
Securities
 available
 for sale       137,422     6.18      8,493    104,483    6.77      7,073     123,212    6.27       7,725
Securities
 held to
 maturity        44,398     5.12      2,275     44,344    5.17      2,291      39,533    5.03       1,989
Deposits in
 banks              461     2.39         11        234    4.49         10         283    4.73          14
Federal funds
 sold            19,073     3.70        706      2,067    6.11        126       1,708    4.86          83
                -------              ------    -------             ------     -------              ------
Total interest-
 earning
 assets         567,544     7.40     41,993    518,547    7.92     41,049     495,470    7.58      37,539
Non-earning
 assets          47,082                         36,631                         33,930
Allowance for
 loan losses     (3,836)                        (3,612)                        (2,945)
                -------                        -------                        -------
Total assets   $610,790                       $551,566                       $526,455
                =======                        =======                        =======






Savings
 deposits      $ 31,120     1.55        483   $ 34,069    1.75        595   $ 36,566     2.01         734
NOW and MMDA    136,002     2.71      3,679    109,935    3.24      3,565    107,664     2.81       3,025
CD's over
 $100M           53,125     5.45      2,895     43,672    5.95      2,600     43,186     5.28       2,281
Other time
 deposits       168,385     5.70      9,594    162,709    5.72      9,315    147,890     5.20       7,685
Short-term
 borrowings      34,250     3.76      1,287     33,482    6.05      2,024     26,554     4.77       1,267
Long-term debt   93,572     5.25      4,911     79,406    5.81      4,612     75,539     5.51       4,158
                -------              ------    -------             ------    -------               ------
Total interest-
 bearing
 liabilities    516,454     4.42     22,849    463,273    4.90     22,711    437,399     4.38      19,150
                                     ------                        ------                          ------
Demand
 deposits        40,883                         39,846                        41,536
Other
 liabilities      2,778                          2,725                         3,094
Capital          50,675                         45,722                        44,426
                -------                        -------                       -------
Total
 liabilities
 and capital   $610,790                       $551,566                      $526,455
                =======                        =======                       =======
Net interest
 income                             $19,144                       $18,338                         $18,389
                                     ======                        ======                          ======
Interest rate
 spread                     2.98%                         3.01%                          3.20%
Net interest
 income margin              3.37                          3.54                           3.71
Ratio of
 interest-earning
 assets to
 interest-bearing
 liabilities     109.89%                        111.93%                       113.28%

(1) Includes nonaccrual loans.

                                                      -14-

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

                                             Years ended December 31,
                                     ------------------------------------
                                                  2001 vs 2000
                                     ------------------------------------
                                           Increase (decrease) due to
                                     ------------------------------------
                                                         Rate/
                                     Volume     Rate    Volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
 Loans                              $   (79)   $ (869)   $ (93)   $(1,041)
 Securities available for sale        2,273      (639)    (214)     1,420
 Securities held to maturity              3       (19)       -        (16)
 Deposits in banks                       10        (5)      (4)         1
 Federal funds sold                   1,040       (50)    (410)       580
                                      -----     -----      ---      -----
   Total interest-earning assets      3,247    (1,582)    (721)       944
                                      -----     -----      ---      -----
Interest expense attributable to:
 Savings deposits                       (52)      (67)       7       (112)
 NOW and MMDA                           845      (590)    (141)       114
 CD's over $100,000                     563      (220)     (48)       295
 Other time deposits                    325       (44)      (2)       279
 Short-term borrowings                   46      (767)     (16)      (737)
 Long-term debt                         823      (444)     (80)       299
                                      -----     -----      ---      -----
    Total interest-bearing
      liabilities                     2,550    (2,132)    (280)       138
                                      -----     -----      ---      -----
   Net interest income               $  697    $  550    $(441)    $  806
                                      =====     =====      ===      =====


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


                               REGULATION

General

Because of its ownership of all the outstanding stock of the Bank, NB&T Financial is subject to regulation, examination and oversight by the FRB as a bank holding company under the BHCA. The Bank, as a national bank, is subject to regulation, examination and oversight by the OCC and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland and a member of the Federal Home Loan Bank of Cincinnati. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner. In general, the FRB may initiate enforcement actions for violations of law and regulations.

Bank Holding Company Regulation

As a bank holding company, NB&T Financial may be subject to restrictions on share repurchases.

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and effective April 1, 2001, portions of certain nonfinancial equity investments. The remainder of total capital may consist of supplementary or "Tier 2 capital". In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2001. For NB&T Financial's capital ratios, see Note 17 to the Consolidated Financial Statements in Item 8.

A bank holding company is required by law to guarantee the compliance of any insured depository institution subsidiary that may become
"undercapitalized" (defined in the regulations as not meeting minimum capital requirements) with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

The BHCA restricts NB&T Financial's ownership or control of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business, other than companies engaged in certain activities determined by the FRB to be closely related to banking. In addition, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of any nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination by the FRB that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.
NB&T Financial currently has no nonbank subsidiaries, except subsidiaries of the Bank. The ownership of subsidiaries of the Bank is regulated by the OCC, rather than the FRB.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the "FRA"). See National Bank Regulation -- Office of the Comptroller of the Currency."

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2001. For the Bank capital ratios, see Note 17 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank's capital at December 31, 2001, met the standards for the highest capital category, a well-capitalized bank.

A national bank is subject to restrictions on the payment of dividends, including dividends to a holding company. A dividend may not be paid if it would cause the bank not to meet its capital requirements. In addition, the dividends that a Bank subsidiary can pay to its holding company without prior approval of regulatory agencies is limited to net income plus its retained net income for the preceding two years. Based on the current financial condition of the Bank, these provisions are not expected to affect the current ability of the Bank to pay dividends to NB&T Financial in an amount customary for the Bank.

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank's unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including NB&T Financial, must comply with Sections 23A and 23B of the FRA, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. The Bank was in compliance with these requirements and restrictions at December 31, 2001.

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

The Bank is a member of the BIF, and, at December 31, 2001, it had $458.8 million in deposits insured in the BIF, as well as $20.4 million, acquired in a merger, insured in the SAIF.

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

Federal Reserve Board. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2001, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $6,563,000 at December 31, 2001. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Ohio Department of Insurance. The Bank's insurance agency operating subsidiary is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.


Item 2.  Properties

NB&T Financial Group, Inc. and The National Bank and Trust Company own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The National Bank and Trust Company also owns or leases 21 full-service branch offices, one remote drive-through ATM facility, and one remote drive-in facility, all of which are located in Adams, Auglaize, Brown, Clermont, Clinton, Fayette, Hardin, Highland, and Warren Counties in Ohio. The Bank also owns a building at 52 E. Main Street, Wilmington, Ohio that houses the Bank's insurance agency. NB&T Financial's net book value of investments in land and buildings was $9.2 million as of December 31, 2001.

Item 3.  Legal Proceedings

Neither NB&T Financial nor the Bank is presently involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.



Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

There were 3,207,804 common shares of the Company outstanding on December 31, 2001 held of record by approximately 428 shareholders. There is presently no active trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or automated quotation service. Information about the Company's shares is posted on the OTC Bulletin Board under the symbol NBTF. Dividends per share declared were $.21 in each quarter in 2001 and were $.19 per share in each quarter in 2000.


Item 6.  Selected Financial Data

The following table sets forth certain information concerning the consolidated financial condition, earnings and other data regarding the Company at the dates and for the periods indicated:

                                            December 31,
Statement of financial         2001      2000      1999      1998      1997
 condition and other data:            (Dollars in thousands)
Total amount of
  Assets                   $671,171  $579,232  $542,548  $520,553  $436,605
  Cash and due from banks    27,882    19,331    18,813    18,241    17,807
  Securities                222,944   160,210   155,027   176,580   123,139
  Loans receivable-net      378,904   370,299   347,733   302,471   274,950
  Deposits                  479,240   406,688   379,932   374,220   329,332
  Short-term borrowings      22,055    40,148    40,358    22,702    32,734
  Long-term debt            114,844    80,323    75,431    75,539    30,716
  Shareholders' equity       50,976    49,482    44,031    44,723    40,980
  Number of full service
   offices                       21        17        17        16        14

                                        Year ended December 31,
                               2001      2000      1999      1998      1997
Statement of income data:                   (In thousands)
  Interest and loan fee
   income                  $ 41,993  $ 41,049   $37,539   $35,273   $31,604
  Interest expense           22,849    22,711    19,150    18,540    15,490
                            -------   -------    ------    ------    ------
  Net interest income        19,144    18,338    18,389    16,733    16,114
  Provision for loan
   losses                     1,500     2,199     1,400     1,150       800
                            -------   -------   -------    ------    ------
  Net interest income
   after provision for
   loan losses               17,644    16,139    16,989    15,583    15,314
  Non-interest income         7,987     4,051     5,227     5,526     4,533
  Non-interest expense       18,138    15,372    15,227    13,846    12,600
                            -------   -------    ------    ------    ------
  Income before income
   taxes                      7,493     4,818     6,989     7,263     7,247
  Federal income taxes        1,476       772     1,281     1,889     2,259
                            -------   -------    ------    ------    ------
  Net income               $  6,017  $  4,046   $ 5,708   $ 5,374   $ 4,988
                            =======   =======    ======    ======    ======


                                          Year ended December 31,
Selected financial ratios:     2001     2000      1999      1998      1997
Return on average equity      11.87%     8.85%    12.85%    12.56%    12.98%
Return on average assets        .99       .73      1.08      1.12      1.23
Equity-to-assets ratio         7.60      8.54      8.12      8.59      9.39
Dividend payout ratio(1)      43.98     58.27     37.57     29.71     23.90
Ratio of non-performing
 loans to total loans(2)       1.49      1.13      0.33      0.31      0.31
Ratio of loan loss allowance
 to total loans                1.00      1.02      0.91      0.87      0.99
Ratio of loan loss allowance
 to non-performing loans(2)      67%       90%      307%      280%      316%
Earnings per share(3)         $1.91     $1.27     $1.81     $1.70     $1.59
Dividends declared
 per share(3)                  0.84      0.76      0.68      0.505     0.38
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2001 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2001 and 2000 and for the three years ended December 31, 2001. In addition to the historical information contained herein with respect to NB&T Financial Group, Inc. and subsidiaries (the "Company"), the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operation and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences include changes in the economy and interest rates in the nation and the Company's general market area.

RESULTS OF OPERATIONS

OVERVIEW
Net income for 2001 was $6.0 million, or $1.91 per share, compared to $4.1 million, or $1.27 per share, for the year of 2000. Non-interest income, excluding securities gains and losses, was $7.7 million for 2001, 26.2% above 2000. Non-interest expense was $18.1 million for 2001, 18.0% above 2000. Performance ratios for 2001 included a return on assets of .99% and a return on equity of 11.87%.

Net income for 2000 was $4.1 million, a decrease of 29.1% from 1999. Net income per share was $1.27 in 2000, compared to $1.81 in 1999. In the third quarter of 2000, the Company restructured a portion of its securities portfolio and during the third and fourth quarters increased its provision for loan losses. Both of these items had a significant negative impact on Company net income for the year 2000. The restructuring of the securities portfolio, resulting in the recognition of an after-tax loss of $1.4 million, was
undertaken to enhance future earnings and reduce interest rate risk.   Net
interest income decreased slightly from $18.4 million in 1999 to $18.3 million
in 2000.   The provision for loan losses was increased 57.1% to $2.2 million in 2000 from the $1.4 million recorded in 1999.  Non-interest income increased
9.4%, excluding securities losses, to $6.1 million for 2000.   Non-interest
expense was held to a 1.0% increase for 2000 compared to 1999. Performance ratios for 2000 included a return on average assets of .73% and a return on average equity of 8.85%.

              Table 1 - Selected Financial Highlights
                           (dollars in thousands)
                          2001      2000      1999      1998      1997
                      ------------------------------------------------
Net interest income   $ 19,144  $ 18,338  $ 18,389  $ 16,733  $ 16,114
Net income               6,017     4,046     5,708     5,374     4,988
Earnings per share        1.91      1.27      1.81      1.70      1.59
Dividends per share       0.84      0.76      0.68      0.51      0.38

AVERAGE BALANCES
Assets                $610,790  $551,566  $526,455  $478,900  $405,752
Loans                  366,190   367,419   330,734   287,674   274,372
Securities             181,819   148,827   162,744   155,155   102,896
Deposits               429,514   390,231   376,843   347,087   319,809
Long-term debt          93,572    79,406    75,539    53,753     6,792
Shareholders' equity    50,675    45,722    44,426    42,805    38,443

RATIOS AND STATISTICS
Net interest margin
 (tax equivalent)         3.54%     3.72%     3.88%     3.82%     4.28%
Return on average
 assets                   0.99      0.73      1.08      1.12      1.23
Return on average
 equity                  11.87      8.85     12.85     12.56     12.98
Loans to assets          57.02     64.59     64.98     58.61     63.63
Equity to assets          7.60      8.54      8.12      8.59      9.39
Total risk-based
 capital ratio           11.55     14.04     14.29     14.18     14.66
Efficiency ratio         65.20     60.47     61.25     62.20     61.03
Full service offices        21        17        17        16        14

NET INTEREST INCOME
Net interest income increased to $19.1 million in 2001 from $18.3 million in 2000, an increase of 4.4%. Average interest-earning assets for 2001 increased $49.0 million, or 9.4%, from 2000 while the tax equivalent yield decreased to 7.56% in 2001 from 8.09% in 2000. Interest and fees on loans decreased 3.3% from last year as the average loan balance declined $1.2 million, or 0.3%, and the average yield decreased from 8.59% in 2000 to 8.33% in 2001. Interest on securities increased 15.0% in 2001 from 2000. The average balance of the securities portfolio increased $33.0 million, or 22.2%, from 2000, while the tax equivalent yield decreased from 6.91% to 6.43%.

Interest expense increased 0.6% in 2001 compared to 2000. Average interest-bearing liabilities increased $53.2 million, or 11.5%, during 2001, while the cost decreased from 4.90% in 2000 to 4.42% in 2001. The volume growth in average interest-bearing liabilities was due to a 23.7% increase in NOW and money market accounts, a 21.6% increase in large certificates of deposit, and an 18.1% increase in additional long-term borrowing from the Federal Home Loan Bank (FHLB). All categories showed a decrease in cost in 2001 compared to 2000. Average tax equivalent net interest margin decreased from 3.72% in 2000 to 3.54% in 2001.

Net interest income decreased to $18.3 million in 2000 from $18.4 million in 1999, a decrease of 0.3%. The Company's tax equivalent yield on average interest-earning assets increased to 8.09% in 2000 from 7.74% in 1999. Average interest-earning assets increased $23.1 million, or 4.7%, from 1999. Interest and fees on loans increased 13.8% from 1999 as the average balance rose $36.7 million, or 11.1%, and the average yield increased from 8.38% in 1999 to 8.59% in 2000.

The securities portfolio during 2000 showed decreased in average balance and a increased in yield. The average balance of the portfolio decreased $13.9 million (8.6%) in 2000 from 1999, and the tax equivalent yield increased from 6.48% to 6.91%. The restructuring of the securities portfolio during 2000 involved the sale of $38.0 million book value of long-term fixed-rate securities with a weighted average life of 7.3 years and a weighted average yield of 6.27%, resulting in an after-tax loss of $1.4 million. A portion of the proceeds of the sale, $26.7 million, was reinvested in similar securities with a weighted average life of 5.3 years and a weighted average yield of 7.33%. $10 million of the proceeds were used to purchase Bank Owned Life Insurance (BOLI) with a cash surrender value that increases during the first year at a tax-equivalent yield of 9.97% and increases during future years at an adjustable rate. Another important result of the restructuring was to reduce the interest rate risk of the Company by shortening the weighted average maturity of the Company's assets and reducing the amount of fixed-rate assets with maturities over five years.

Rising interest rates caused interest expense to increase 18.6% in 2000 compared to 1999. Average interest-bearing liabilities increased $25.9 million, or 5.9%, during 2000, and the cost increased from 4.38% in 1999 to 4.90% in 2000. The average balance of retail certificates of deposit increased $14.8 million, or 10.0%, and average short-term borrowing increased $6.9 million, or 26.1%. All categories showed an increase in cost in 2000 compared to 1999. Average tax equivalent net interest margin decreased from 3.88% in 1999 to 3.72% in 2000.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $1.5 million in 2001, a decrease of $700,000 from the provision recorded in 2000, which was an increase of $800,000 from the provision recorded in 1999. Net charge-offs in 2001 were $2.1 million, compared to $1.6 million in 2000 and $800,000 in 1999. The increased provision in 2000 and 1999 was in response to 11.1% and 15.0% respective increases in average loans for those years. Additionally, in 2000 the provision was increased in contemplation of certain potential losses associated with $6.0 million in loans to a longstanding Bank customer. The ratio of the allowance for loan losses as a percent of total loans at December 31 was 1.00% in 2001, 1.02% in 2000, and .91% in 1999.

NON-INTEREST INCOME
Table 2 details the components of non-interest income, excluding securities gains and losses as discussed above, and how they relate each year as a percent of average assets. Total non-interest income was $7.7 million in 2001, $6.1 million in 2000, and $5.6 million in 1999. Non-interest income represents a ratio of 1.26% of average assets in 2001, 1.11% in 2000, and 1.06% in 1999. Trust income decreased 8.6% in 2001, which was a function of the decline in market value of funds under management, and increased 7.0% in 2000, due to increases in fees during 2000. At December 31 the market value of total assets in the Trust Department were approximately $218 million in 2001, compared to $234 million in 2000 and $236 million in 1999. Service charges and fees have increased over the last three years due to increased charges and growth in the number of accounts. Also, their percentage of average assets has increased to .32% in 2001 compared to .31% for 2000 and ..28% in 1999. ATM network fees generated were $804,000 in 2001, $725,000 in 2000, and $701,000 in 1999. As of the end of 2001, there were eighty-two
machines installed in three states.   Insurance agency commission income has
increased from $966,000 in 1999, to $1,140,000 in 2000, and to $1,689,000 in
2001. In the second quarter of 2001, the Company acquired two insurance agencies, and their commission income is included in the 2001 results of operations since that time. Other income increased to $1,164,000 in 2001 primarily due to a $148,000 gain recognized on the sale of servicing on $28 million of real estate loans and $150,000 increase in gains on sales of real estate loans. BOLI income increased to $632,000 in 2001 compared to $161,000 in 2000.

                             Table 2 - Non-Interest Income
                                    (in thousands)

                                  2001                  2000                    1999
                                  ----                  ----                    ----
                                     Percent                 Percent                  Percent
                                    of average              of average              of average
                          Amount      Assets     Amount       Assets      Amount      Assets
                       -----------------------------------------------------------------------
Trust income              $1,167      0.19%     $1,276       0.23%        $1,192        0.23%
Service charge on
 deposits                  1,961      0.32       1,731       0.31          1,485        0.28%
Other service charges        310      0.05         306       0.06            376        0.07
ATM network fees             804      0.13         725       0.13            701        0.13
Insurance agency
 commissions               1,689      0.28       1,140       0.21            966        0.18
Income from BOLI             632      0.10         161       0.03              -           -
Other                      1,164      0.19         782       0.14            875        0.17
                           -----      ----       -----       ----          -----        ----
  Total non-interest
   income                 $7,727      1.26%     $6,121       1.11%        $5,595        1.06%
                           =====      ====       =====       ====          =====        ====


NON-INTEREST EXPENSE
Table 3 details the components of non-interest expense and how they relate each year as a percent of average assets. Total non-interest expense has increased from $15.2 million in 1999, to $15.4 million in 2000, and to $18.1 million in 2001. These figures represent a percent of average assets of 2.96% in 2001, 2.79% in 2000 and 2.89% in 1999.

Salaries and benefits expense, which is the largest component of non-interest expense, increased to $9.0 million in 2001 from $7.6 million in 2000. This is primarily due to the opening of three new branches during 2001 and the reduction of officer bonus expense in 2000 as a result of not meeting performance related goals. Salaries and benefits as a percent of average assets was 1.47% in 2001, 1.37% in 2000 and 1.46% in 1999. The average number of full-time equivalent employees was 236 in 2001, 220 in 2000, and 222 in 1999.

The opening of three new branches during 2001 also contributed to equipment expense increasing 16.1% and occupancy expense increasing 20.6% from last year. State franchise tax increased 19.3% in 2001 from 2000 due to the increase in capital on which it is based. Other increases include legal and professional fees related to outsourcing internal audit functions and problem loan workouts, up 23.1% from 2000. Other expense includes $174,000 in acquisition expenses related to the purchases of two insurance agencies and The Sabina Bank.

Other non-interest expense categories have increased slightly as a percent of average assets from 1999 and 2000 to 2001. Equipment expense increased to ..42% from .40%, and occupancy expense increased to .17% from .16% of average assets. Other expense as a percent of average assets has increased to .72% in 2001 from .68% in 2000 and .68% in 1999.

                              Table 3 - Non-Interest Expense
                                     (in thousands)

                                 2001                  2000                       1999
                                 ----                  ----                       ----
                                     Percent                 Percent                    Percent
                                    of average              of average                of average
                         Amount       Assets     Amount       Assets        Amount      Assets
                       -------------------------------------------------------------------------
Salaries                $ 7,766       1.27%    $ 6,415        1.16%         $ 6,563       1.25%
Benefits                  1,240       0.20       1,167        0.21            1,130       0.21
Equipment                 2,592       0.42       2,233        0.40            2,108       0.40
Occupancy                 1,045       0.17         866        0.16              824       0.16
State franchise tax         569       0.09         477        0.09              488       0.09
Marketing                   532       0.09         496        0.09              509       0.10
Other                     4,394       0.72       3,718        0.68            3,605       0.68
                         ------       ----      ------        ----           ------       ----
  Total                 $18,138       2.96%    $15,372        2.79%         $15,227       2.89%
                         ======       ====      ======        ====           ======       ====

INCOME TAXES
The effective tax rates were 19.7% for 2001, 16.0% for 2000, and 18.4% for 1999. The effective tax rate being lower than the statutory rate was primarily due to tax-exempt municipal bond interest income and BOLI income.


FINANCIAL CONDITION

ASSETS
Average total assets increased 10.7% during 2001 to $610.8 million. Average interest-earning assets increased 9.4%, and was 93% of total average assets, slightly less than the 94% for 2000 and 1999.

SECURITIES
The majority of the increases in the securities portfolio from 1999 and 2000 to 2001 were the result of purchases of U.S. Agency callable bonds and U.S. Agency mortgage-backed securities.

Average securities as a percent of assets was 30.9% in 1999, 27.0% in 2000, and 29.8% in 2001. The securities portfolio at December 31, 2001 consists of $178.5 million of securities available for sale and $44.4 million of securities that management intends to hold to maturity. The available-for-sale portion of the portfolio consists primarily of fixed-rate securities with a projected average life of 5.1 years, an average repricing term of 4.3 years, and an average tax-equivalent yield of 5.72%. Of the total available-for-sale portion, 29% consists of callable U.S. Agency bonds, 58% consists of fixed-rate mortgage-backed securities, 3% consists of adjustable-rate mortgage-backed securities, and 5% consists of long-term fixed-rate tax-exempt municipal securities, and 5% other securities. During 2000 and 2001 additions to the available-for-sale portfolio have included medium-term callable U.S. Agency bonds, mortgage-backed securities with projected average lives of three to seven years. Some of these purchases were funded with borrowed funds from the Federal Home Loan Bank. The held-to-maturity portion of the portfolio consisted entirely of long-term fixed-rate tax-exempt municipal securities with both average life and repricing term of 9.2 years. At December 31, 2001 the total security portfolio had $424,000 market value depreciation.

LOANS
Average total loans as a percent of average assets was 62.8% in 1999, 66.6% in 2000, and 60.0% in 2001. Table 4 shows loans outstanding at period end by type of loan. The portfolio composition remained relatively consistent during the last three years. Commercial and industrial loans grew from $86.5 million in 1999 to $92.3 million in 2000 and to $107.0 million in 2001, primarily as a result of increased origination of working capital and equipment loans. Commercial and industrial loans as a percent of the total loan portfolio ranged from 25-28% during the five-year period ending 2001. Residential real estate loans grew $28.2 million during 2000 as the result of increased efforts by the Company in originating loans locally through the branch network.
During the first quarter of 2001, the Company sold $8.8 million of real estate loans, as a result of which the balance remained flat compared to 2000. For interest rate risk management purposes the Company currently sells, or holds for sale, the majority of fixed-rate residential real estate loans originated, while holding the adjustable-rate loans in the portfolio. The Company has experienced an increase in residential real estate lending and commercial lending, both real estate and industrial, because of the movement of the Company into new markets, such as Clermont, Highland and Warren Counties. The Company focused its commercial lending on small- to medium-sized companies in its market area, most of which are companies with long established track records. The Company expects to continue the emphasis on growth in the real estate and commercial portfolios. Installment loans outstanding have decreased from $88.0 million in 1999 to $70.3 in 2001 because the Company has reduced its efforts to originate indirect automobile loans due to increased competition and narrowing interest rate spreads. Installment loans have decreased to 18% of the portfolio at December 31, 2001 from 25% at December 31, 2000. The Company has avoided concentration of lending in any one industry. As of December 31, 2001, the percent of fixed-rate loans to total loans was 41.0%, of which 82% matures within five years.

                                     Table 4 - Loan Portfolio
                                          (in thousands)
                                          at December 31,
                                    2001                 2000
                                    ----                 ----
                                        Percent of            Percent of
                              Amount      Total     Amount       Total
                           ---------------------------------------------
Commercial and industrial   $106,976       28%   $ 92,328         25%
Commercial real estate        36,411       10      42,694         11
Agricultural                  19,076        5      18,256          5
Residential real estate      145,755       38     145,582         39
Installment                   70,345       18      71,414         19
Other                          3,883        1       3,209          1
Deferred net origination
 costs                           268        -         618          -
                             -------      ---     -------        ---
     Total                  $382,714      100%   $374,101        100%
                             =======      ===     =======        ===




                                       1999                1998
                                           Percent of            Percent of
                                 Amount      Total     Amount       Total
                               ---------------------------------------------
Commercial and industrial      $ 86,521        25%     78,801         26%
Commercial real estate           37,833        11      29,936         10
Agricultural                     18,343         5      17,925          6
Residential real estate         117,392        33      92,069         30
Installment                      87,996        25      83,173         27
Other                             2,069         1       2,402          1
Deferred net origination costs      801         -         806          -
                                -------       ---     -------        ---
     Total                     $350,955       100%   $305,112        100%
                                =======       ===     =======        ===


                                      1997
                                           Percent of
                                 Amount      Total
                              ------------------------
Commercial and industrial      $ 63,661        23%
Commercial real estate           30,835        11
Agricultural                     18,387         7
Residential real estate          82,838        30
Installment                      79,115        28
Other                             2,097         1
Deferred net origination costs      778         -
                                -------       ---
     Total                     $277,711       100%
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

The allowance for loan losses was 1.00% of total loans as of December 31, 2001, compared to 1.02% at the end of 2000, and has ranged from .87% to .99% for the years 1997 through 1999. Net charge-offs as a percentage of average loans increased to .58% for the year 2001, compared to .44% for the year 2000. The increase in net charge-offs during 2001 was concentrated in the commercial and personal loan areas. The Company allocates the allowance for loan losses to specifically classified loans and generally based on three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to anticipated portfolio growth, economic conditions and portfolio risk. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

Non-accrual loans for the last five years are listed in Table 5. The amount of non-accrual loans was $4.9 million at year-end 2001, compared to $4.1 million at year-end 2000. Non-accrual loans as of December 31, 2001 consisted of twenty five relationships collateralized by first mortgages, six by second mortgages, eight by titled vehicles awaiting sale, and two with partial government guarantees.

One relationship is with a longstanding customer whose outstanding balances with the Company are approximately $5.9 million, of which $1.8 million is being accounted for on a non-accrual basis, and the remaining $4.1 million is supported by an 80% US Department of Agriculture (USDA) guarantee and is paying as agreed. The customer has agreed to terms of a forebearance agreement on the non-accrual portion, which provides for repayment starting in early 2002. Another large relationship consists of two loans totaling $905,000 at December 31, 2001. This customer has agreed to terms of a forebearnace agreement, which provides for repayment staring in January.
The Bank has accepted a surrender-of-collateral agreement on $612,000 of the balance and has begun to liquidate the collateral. The balance of this relationship is secured with real estate. The Bank does not anticipate any loss on either of these two relationships. The anticipated loss in the year 2002 from all relationships is not expected to be material. For loans classified as nonaccrual at December 31, 2001, interest income that would have been recorded during 2001was $371,000, and the interest income actually recorded was $147,000. Projected losses are based on currently available information and actual losses may differ significantly from those discussed above.

                                Table 5 -  Asset Quality
                                          (in thousands)
                             2001    2000      1999      1998      1997
                          -------------------------------------------------
Allowance for loan
 losses                    $3,810    $3,802    $3,222    $2,641    $2,761
Provision for loan
 losses                     1,500     2,199     1,400     1,150       800
Net charge-offs             2,114     1,619       819     1,270       725

Non-accrual loans          $4,859    $4,098    $  955    $  599    $  509
Loans 90 days or more
 past due                     858       113        96       343       241
Renegotiated loans              -         -         -         -         -
Other real estate owned       143        67        80         -       125
                            -----     -----     -----     -----     -----
Total non-performing
 assets                    $5,860    $4,278    $1,131    $  942    $  875
                            =====     =====     =====     =====     =====

RATIOS
Allowance to total loans     1.00%     1.02%     0.91%     0.87%     0.99%
Net charge-offs to
 average loans               0.58      0.44      0.25      0.50      0.26
Non-performing assets
 to total loans              1.53      1.14      0.32      0.31      0.31


OTHER ASSETS
As part of the investment portfolio restructure in September 2000, $10 million was used to purchase Bank Owned Life Insurance with a cash surrender value that increased during the first year at a tax-equivalent yield of 9.97% and the cash surrender value increases during future years at an adjustable rate. Beginning in the fourth quarter of 1996 and during the ensuing years the Company has been installing cash dispenser machines in convenience stores and supermarkets. There were 82 machines located in Ohio, Kentucky and Indiana at the end of 2001. The Company's investment in this segment of business includes $1.4 million in equipment cost and an average of $4.1 million in cash to supply the machines. The Company anticipates little change in the number of machines installed at the end of 2001. The Company charges a fee for withdrawals from anyone who does not have a transaction account with the Company. The Company recorded a net book income before taxes on this segment of business of $92,000 in 2001, compared to $82,000 for 2000, and $29,000 for 1999.

In December 2001, the Company acquired the majority of the assets and assumed the deposit liabilities of Sabina Bank (a subsidiary of Premier Financial Bancorp, Inc.) located in Sabina, Ohio, for an aggregate cash purchase price of approximately $12.9 million. This business combination is being accounted for as a purchase transaction in accordance with SFAS No. 141, "Business Combinations". The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price has not been completed. In connection with the transaction, the Company acquired approximately $49 million in assets consisting primarily of loans and investments, and assumed deposit liabilities approximating $42 million and recorded an intangible asset of $7.1 million.

DEPOSITS
Table 6 presents a summary of period end deposit balances. Deposit categories have remained fairly constant as a percent of total deposits throughout the five-year period. Interest-bearing NOW accounts have increased to 22% of deposits due to the introduction of a high yielding, high balance checking account early in 2000. Savings accounts continued to be 8-9% of deposits for the last three years. Money market accounts increased to 13% and certificates of deposit decreased to 36% of deposits by the end of 2001 as a result of consumers unwilling to extend maturities. Certificates of $100,000 and over are primarily short-term public funds. Balances of such large certificates fluctuate depending on the Company's pricing strategy and funding needs at any particular time and were about the same percent of total deposits in 2001 as in 2000. Deposits are attracted principally from within the Company's market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company's liquidity requirements, growth goals and market trends. The
Company has not used brokers in the past to attract deposits, although competition from banks and other financial institutions has caused the Company to consider broker deposits as a viable alternative to funding needs. The amount of deposits currently from outside the Company's market area is not significant.

                                    Table 6 - Deposits
                                      (in thousands)
                                      at December 31,
                       2001              2000              1999
                         Percent of         Percent of        Percent of
                  Amount   Total    Amount    Total    Amount   Total
                --------------------------------------------------------
Demand          $ 52,734    11%   $ 42,965     11%   $ 43,715     12%
NOW              103,905    22      81,540     20      67,027     18
Savings           42,854     9      32,628      8      35,903      9
Money market      59,990    13      33,533      8      42,780     11
CD's less than
 $100,000        174,599    36     172,982     43     150,281     40
CD's $100,000
 and over         45,158     9      43,040     10      40,226     10
                 -------   ---     -------    ---     -------    ---
 Total          $479,240   100%   $406,688    100%   $379,932    100%
                 =======   ===     =======    ===     =======    ===


                     1998               1997
                         Percent of         Percent of
                  Amount   Total    Amount    Total
                --------------------------------------

Demand          $ 41,748    11%   $ 38,662     12%
NOW               61,616    16      53,386     16
Savings           36,213    10      34,659     11
Money market      39,935    11      29,721      9
CD's less than
 $100,000        147,003    39     146,005     44
CD's $100,000
 and over         47,705    13      26,899      8
                 -------   ---     -------    ---
 Total          $374,220   100%   $329,332    100%
                 =======   ===     =======    ===


OTHER BORROWINGS
Periodically during the past five years the Company has purchased investment securities with funds borrowed from the FHLB. The effect of these transactions has been an enhancement to earnings and an effective use of capital. At December 31, 2001, the Bank had outstanding $114.6 million of total borrowings from the FHLB, $98.5 million of which consists of seven fixed-rate notes with a weighted average rate of 5.20% and with maturities in 2008, 2010 and 2001. At the option of the FHLB, these notes can be converted at certain dates to instruments that adjust quarterly at the three-month LIBOR rate. The note amount and nearest optional conversion dates at December 31, 2001, are; $44.5 million in 2002; $30 million in 2003;
$12 million in 2004; and $12 million in 2006. The remaining $16.1 million consists of $12.1 million in a 4.67% fixed rate monthly amortizing note with a final maturity in 2006, and $4 million in a note with an interest rate that varies quarterly at the three-month LIBOR rate and that matures in 2002.


CAPITAL
The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The dividend rate was increased 10.5% in 2001 and 11.8% in 2000. The Company's equity to assets ratio at December 31, 2001 was 7.6%. As of that same date, tier 1 risk-based capital was 10.60%, and total risk-based capital was 11.55%.
The minimum tier 1 and total risk-based capital ration required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

LIQUIDITY
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable
interest rate spread.   The loan to deposit ratio at December 31, 2001, was
79.9%, compared to 92.0% at the same date in 2000. Loans to total assets were 57.0% at the end of 2001, compared to 64.6% at the same time last year. The securities portfolio is 80% available-for-sale securities that are readily marketable. Approximately 68% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 90% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.


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

The Company's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored on a quarterly basis through ALCO meetings. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule (Table 7) quantifies the asset/liability static sensitivity as of December 31, 2001. As shown, the Company was liability sensitive for periods zero through one year, and one- to five-year period and asset sensitive within the over-five-year period. The cumulative gap as a percent of total assets through one year at the end of 2001 was negative 7.2% compared to negative 12.0% at the end of 2000. The balances of transaction type NOW and MMDA accounts are scheduled to run off over their expected lives. Although the entire balance of these deposits is subject to repricing or withdrawal in a relatively short period of time, they have been a stable base of retail core deposits for the Company. Also, their sensitivity to changes in interest rates is significantly less than some other deposits, such as certificates of deposit.

                           Table 7 - Interest Rate Gap Analysis
                                       (in thousands)
                                    at December 31, 2001

                                  0-3     3-6      6-12     1-5       5+
                       Total     Months  Months   Months   Years    Years
                     -----------------------------------------------------

Loans (1)             $384,562 $ 30,861 $ 27,079 $ 35,858 $166,197 $124,567
Securities (2)         222,944   34,977   18,364   14,619   69,730   85,254
Short-term funds           555      555        -        -        -        -
                       -------  -------   ------   ------  -------  -------
  Total earning
    assets             608,061   66,393   45,443   50,477  235,927  209,821
                       -------  -------   ------   ------  -------  -------

Savings, NOW and
 MMDA                  206,749    7,392    7,392   14,784  118,158   59,023
Other time deposits    219,757   49,294   57,988   57,006   55,071      398
Short-term
 borrowings             22,055    1,073      777    1,554   12,434    6,217
Long-term debt         114,844    4,752      570    1,271    9,751   98,500
                       -------  -------   ------   ------  -------  -------
  Total interest-
    bearing funds      563,405   62,511   66,727   74,615  195,414  164,138
                       -------  -------   ------   ------  -------  -------

Period gap              44,656    3,882  (21,284) (24,138)  40,513   45,683
Cumulative gap                    3,882  (17,402) (41,540)  (1,027)  44,656
Gap as a percent
 of assets                7.71%    0.67%   (3.00)%  (7.17)%  (0.18)%  7.71%

(1) Excludes adjustments for deferred net origination costs and allowance for losses.
(2) At amortized cost.

In the Company's simulation models, each asset and liability balance is projected over a one-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a quarterly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Company's current one-year simulation models under stable rates indicate a decreasing yield on both interest-earning assets and in the cost of interest-bearing liabilities. This position should have a slightly positive effect on projected net interest margin over the next twelve months.

Simulation models are also performed under an instantaneous parallel 300 basis point increase or decrease in interest rates. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as of December 31, 2001, the results of these simulations are within those guidelines.

The Company's rate shock simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Company has been able to alter the mix of short- and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Company has been able to maintain a fairly stable flow of net interest income. Table 8 provides information about the Company's market sensitive financial instruments other than cash and cash equivalents, FHLB and Federal Reserve Bank stock, and demand deposit accounts as of December 31, 2001. The information presented is based on repricing opportunities and projected cash flows that include expected prepayment speeds and likely call dates.

                    Table 8 - Financial Instruments Market Risk
                                     (in thousands)
                                  At December 31, 2001

                                                                              Later                 Fair
                            2002      2003      2004      2005      2006      Years     Total      Value
                              ---------------------------------------------------------------------------

Fixed rate loans          $ 44,251   $27,119   $32,037   $16,175   $10,480   $27,771   $157,833   $163,358
   Average interest rate      8.07%     8.99%     8.53%     8.49%     8.30%     8.56%      8.47%

Adjustable rate loans       95,120    51,056    49,737    19,708     8,710     2,398    226,729    228,929
   Average interest rate      6.64      7.82      7.60      8.20      7.42      5.71       7.27

Securities                  68,055    26,160    15,203    13,643    14,630    85,253    222,944    222,740
   Average interest rate      5.00      5.68      6.03      5.92      5.71      5.44       5.42

Savings, NOW and MMDA      206,749         -         -         -         -         -    206,749    206,749
   Average interest rate      1.63         -         -         -         -         -       1.63

Time deposits              164,969    36,651    16,402     1,011       326       398    219,757    222,559
   Average interest rate      4.95      4.26      4.88      5.61      4.85      2.77       4.83

Short-term borrowings       22,055         -         -         -         -         -     22,055     22,055
   Average interest rate      1.39         -         -         -         -         -       1.39

Long-term debt               6,299     2,517     2,632     2,643     2,253    98,500    114,844    120,026
   Average interest rate      2.96      4.67      4.67      4.67      4.67      5.20       5.03

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


EFFECT OF RECENT ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS
No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", as superseded by SFAS No. 144.

In connection with the Sabina Bank acquisition, the Company expects to complete its allocation of the purchase price to identifiable assets and liabilities in 2002, and anticipates recording tax-deductible goodwill which will not be subject to amortization. At December 31, 2001, approximately $7.1 million in intangibles have been recorded in connection with this transaction. The ultimate amount of the purchase price allocated to goodwill is uncertain. The Company believes the initial impairment tests required by SFAS No. 142 will have no effect on the financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued by the FASB in August 2001. The FASB focuses on accounting for closure costs for certain assets that cannot be simply abandoned or disposed of at the end of their useful lives. The Company believes this statement will have no impact on the financial statements when it becomes effective in 2003.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued by FASB on October 3, 2001 and is effective for fiscal years beginning after December 15, 2001. This statement effectively supersedes SFAS No. 121 and APB Opinion No. 30 and requires that long-lived assets, including discontinued operation, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The statement also resolves certain implementation issues regarding SFAS No. 121. The applicability of this statement to financial statements of the Company relates primarily to intangible assets acquired and to be acquired in connection with recent and announced acquisitions. The Company believes this statement will have no impact on the financial statements when it becomes effective.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See "Market Risk Management" in Item 7, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data


                           - I N D E X -


                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           46

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       47

     Consolidated Statements of Income                                 48

     Consolidated Statements of Shareholders' Equity                   49

     Consolidated Statements of Cash Flows                             50

     Notes to Consolidated Financial Statements                       51-72

                           INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors
NB&T Financial Group, Inc. and Subsidiaries
Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NB&T Financial Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.




                                        /s/J.D. CLOUD & CO. L.L.P.
                                        Certified Public Accountants


Cincinnati, Ohio
February 5, 2002

                 NB&T FINANCIAL GROUP, INC. AND SUBSIDIAARIES

                        CONSOLIDATED BALANCE SHEETS
                                                   (dollars in thousands)
December 31                                           2001        2000
ASSETS:
Cash and due from banks                           $ 27,882     $19,331
Federal funds sold                                     468          15
Interest bearing deposits in banks                      87          49
                                                   -------     -------
      Total cash and cash equivalents               28,437      19,395

Securities available for sale, at market value     178,514     115,836
Securities held to maturity (market value -
  $44,226 in 2001 and $44,268 in 2000)              44,430      44,374
                                                   -------     -------
       Total securities                            222,944     160,210

Loans                                              382,714     374,101
   Less - allowance for loan losses                  3,810       3,802
                                                   -------     -------
       Net loans                                   378,904     370,299

Loans held for sale                                  1,848       1,519
Premises and equipment                              13,758      11,532
Earned income receivable                             5,017       5,002
Other assets                                        20,263      11,275
                                                   -------     -------
TOTAL ASSETS                                      $671,171    $579,232
                                                   =======     =======
LIABILITIES:
Demand deposits                                   $ 52,734    $ 42,964
Savings, NOW, and money market deposits            206,749     147,470
Certificates $100,000 and over                      45,158      43,040
Other time deposits                                174,599     173,213
                                                   -------     -------
       Total deposits                              479,240     406,687

Short-term borrowings                               22,055      40,148
Long-term debt                                     114,844      80,323
Other liabilities                                    4,056       2,592
                                                   -------     -------
TOTAL LIABILITIES                                  620,195     529,750
                                                   -------     -------



SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized
  100,000 shares; none issued                            -           -
Common shares - no par value, authorized
  6,000,000 shares; issued 3,818,950 shares          1,000       1,000
Surplus                                              9,129       8,128
Unearned ESOP shares, at cost                       (1,871)       (299)
Accumulated other comprehensive income
  (loss), net of taxes                                (145)        223
Retained earnings                                   48,109      44,742
Treasury stock, 611,146 shares in 2001
  and 613,666 shares in 2000                        (5,246)     (4,312)
                                                   -------     -------
TOTAL SHAREHOLDERS' EQUITY                          50,976      49,482
                                                   -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $671,171    $579,232
                                                   =======     =======

The accompanying notes to financial statements are an integral part of these statements.


                   NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000 and 1999
                                  (thousands, except per common share data)
                                                2001     2000     1999
INTEREST INCOME:
Interest and fees on loans                    $30,508   31,549   27,728
Interest on securities available-for-sale
   Taxable                                      8,060    6,640    7,289
   Non-taxable                                    433      433      436
Interest on securities held-to-maturity         2,275    2,291    1,989
Interest on deposits in banks                      11       10       14
Interest on federal funds sold                    706      126       83
                                               ------   ------   ------
          TOTAL INTEREST INCOME                41,993   41,049   37,539
                                               ------   ------   ------
INTEREST EXPENSE:
Interest on savings, NOW and money
 market deposits                                4,162    4,160    3,759
Interest on time certificates $100,000
 and over                                       2,895    2,600    2,281
Interest on other deposits                      9,594    9,315    7,685
                                               ------   ------   ------
          Total Interest on Deposits           16,651   16,075   13,725
Interest on short-term borrowings               1,287    2,024    1,267
Interest on long-term debt                      4,911    4,612    4,158
                                               ------   ------   ------
          TOTAL INTEREST EXPENSE               22,849   22,711   19,150
                                               ------   ------   ------
NET INTEREST INCOME                            19,144   18,338   18,389

PROVISION FOR LOAN LOSSES                       1,500    2,199    1,400
                                               ------   ------   ------
          NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES           17,644   16,139   16,989
                                               ------   ------   ------
NON-INTEREST INCOME:
Trust income                                    1,167    1,276    1,192
Service charges on deposits                     1,961    1,731    1,485
Other service charge and fees                     310      306      376
ATM network fees                                  804      725      701
Insurance agency commissions                    1,689    1,140      966
Securities gains (losses)                         260   (2,070)    (368)
Income from BOLI                                  632      161        -
Other                                           1,164      782      875
                                               ------   ------   ------
          TOTAL NON-INTEREST INCOME             7,987    4,051    5,227
                                               ------   ------   ------



NON-INTEREST EXPENSE:
Salaries                                        7,766    6,415    6,563
Pension and benefits                            1,240    1,167    1,130
Equipment                                       2,592    2,233    2,108
Occupancy                                       1,045      866      824
State franchise tax                               569      477      488
Marketing                                         532      496      509
Other                                           4,394    3,718    3,605
                                               ------   ------   ------
          TOTAL NON-INTEREST EXPENSE           18,138   15,372   15,227
                                               ------   ------   ------
INCOME BEFORE INCOME TAX                        7,493    4,818    6,989

PROVISION FOR INCOME TAX                        1,476      772    1,281
                                               ------   ------   ------
          NET INCOME                          $ 6,017  $ 4,046  $ 5,708
                                               ======   ======   ======
Earnings per common share                       $1.91    $1.27    $1.81
Earnings per common share, assuming dilution     1.90     1.26     1.77


The accompanying notes to financial statements are an integral part of these statements.



                  NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Years ended December 31, 2001, 2000 and 1999
                                                  Retained
                                      Unearned    Earnings      Accumulated
                                        ESOP      Less Cost       Other           Total           Total
                      Common           Shares,   of Treasury   Comprehensive  Shareholders'   Comprehensive
                      Shares  Surplus  at Cost     Shares      Income (Loss)      Equity          Income
                                                       (thousands)
Balance
January 1, 1999       $1,000  $7,368  $ (511)     $36,678      $  188          $44,723
Comprehensive Income:
 Net income                                         5,708                        5,708           $ 5,708
 Net unrealized losses
  on securities
  available for sale
  (net of tax benefit
   of $1,937)                                                  (3,761)          (3,761)           (3,761)
 Reclassification
  adjustment for net
  realized loss on sale
  of available-for-sale
  securities included
  in net income (net of
  tax benefit of $126)                                            242              242               242
                                                                                                   -----
    Total comprehensive
     income                                                                                      $ 2,189
                                                                                                   =====
Dividends declared-
  $.68 per share                                   (2,144)                      (2,144)
Treasury shares purchased                          (1,843)                      (1,843)
Stock options exercised          464                  447                          911
ESOP shares earned                89     106                                       195
                       -----   -----    ----       ------      -----            ------
Balance
 December 31, 1999     1,000   7,921    (405)      38,846     (3,331)           44,031

Comprehensive Income:
 Net income                                         4,046                        4,046           $ 4,046
 Net unrealized
  gains on securities
  available-for-sale (net
  of taxes of $1,127)                                          2,188             2,188             2,188
 Reclassification
  adjustment for net
  realized loss on sale
  of available-for-sale
  securities included
  in net income (net of
  tax benefit of $704)                                         1,366             1,366             1,366
                                                                                                   -----
 Total comprehensive
  income                                                                                         $ 7,600
                                                                                                   =====
Dividends declared-
  $.76 per share                                   (2,423)                      (2,423)
Treasury shares purchased                            (221)                        (221)
Stock options exercised          151                  182                          333
ESOP shares earned                56     106                                       162
                       -----   -----    ----       ------      -----            ------
Balance
 December 31, 2000     1,000   8,128    (299)      40,430        223            49,482


Comprehensive Income:
 Net income                                         6,017                        6,017           $ 6,017
 Net unrealized
  losses on securities
  available-for-sale
  (net of tax benefit
   of $101)                                                     (196)             (196)             (196)



 Reclassification
  adjustment for
  net realized gain
  on sale of
  available-for-sale
  securities included
  in net income (net
  of taxes of $88)                                              (172)             (172)             (172)
                                                                                                   -----
  Total comprehensive
   income                                                                                        $ 5,649
                                                                                                   =====
Dividends declared-
  $.84 per share                                    2,650)                      (2,650)
Treasury shares purchased                          (1,673)                      (1,673)
Stock options exercised            9                   21                           30
ESOP shares earned                37     101                                       138
Shares sold to ESOP              955  (1,673)         718
                       -----   -----   -----       ------      -----            ------
Balance
 December 31, 2001    $1,000  $9,129 $(1,871)     $42,863     $ (145)          $50,976
                       =====   =====   =====       ======      =====            ======

The accompanying notes to financial statements are an integral part of these statements.

                   NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 2001, 2000 and 1999
                                                        (thousands)
                                               2001        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $  6,017   $  4,046    $  5,708
Adjustments to reconcile net
 income to net cash provided by operating
 activities:
   Depreciation, amortization and accretion     2,151      1,714       1,513
   Provision for loan losses                    1,500      2,199       1,400
   Provision for deferred taxes                   371        (78)         71
   Net realized losses (gains) on
    securities available-for-sale                (260)     2,070         368
   Origination of mortgage loans held
    for sale                                   (9,611)    (1,241)     (6,104)
   Proceeds from sales of mortgage
    loans held for sale                         9,110      1,241       9,904
   Gain on sale of loans                         (166)         -           -
   (Increase) decrease in income receivable       254       (653)        (75)
   Increase (decrease) in other assets         (1,075)      (402)        372
   Increase (decrease) in other liabilities       960         33        (399)
   FRB/FHLB stock dividends                      (412)      (436)       (372)
   ESOP shares earned                             138        162         195
                                              -------     ------      ------
   NET CASH PROVIDED BY
    OPERATING ACTIVITIES                        8,977      8,655      12,581
                                              -------     ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities
 available-for-sale                            12,452     40,998      23,044
Purchases of securities available-for-sale   (170,525)   (52,525)    (27,856)
Proceeds from maturities of securities
 available-for-sale                            99,913     10,212      28,244
Purchases of securities held-to-maturity            -          -      (8,993)
Proceeds from maturities of securities
 held-to-maturity                                   -          -       1,540
Purchase of bank-owned life insurance
 policies                                           -    (10,000)          -
Proceeds from loan sales                        8,950          -           -
Net change in loans                            11,349    (25,015)    (46,448)
Purchases of premises and equipment            (2,739)    (1,283)     (1,530)
Acquisitions of bank and insurance agencies    (2,300)         -           -
                                              -------     ------      ------
   NET CASH USED IN INVESTING ACTIVITIES      (42,900)   (37,613)    (31,999)
                                              -------     ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                         30,778     26,756       5,712
Cash dividends paid                            (2,593)    (2,356)     (2,017)
Net change in short-term borrowings           (18,093)      (210)     17,656
Advances of long-term debt                     34,522      5,000           -
Repayment of long-term debt                         -       (108)       (108)
Proceeds from stock options exercised              24        154         437
Purchase of treasury shares                    (1,673)      (221)     (1,843)
                                              -------     ------      ------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                 42,965     29,015      19,837
                                              -------     ------      ------
   NET CHANGE IN CASH AND CASH EQUIVALENTS      9,042         57         419

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                             19,395     19,338      18,919
                                              -------     ------      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR    $  28,437   $ 19,395    $ 19,338
                                              =======     ======      ======


The accompanying notes to financial statements are an integral part of these statements.


                  NB&T FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2001, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NB&T Financial Group, Inc. (the Company) formerly known as InterCounty Bancshares, Inc., is a one-bank holding company. Its wholly-owned subsidiary, The National Bank and Trust Company (the Bank), provides full banking services, including trust and brokerage services, to customers located principally in Adams, Auglaize, Brown, Clermont, Clinton, Fayette, Hardin, Highland and Warren counties in Ohio. The Bank grants agribusiness, commercial, consumer, and residential loans to customers throughout its market area. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (formerly known as Phillips Insurance Agency, Inc.).

BASIS OF PRESENTATION-
The consolidated financial statements include the accounts of NB&T Financial Group, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Certain prior period data has been reclassified to conform to current period presentation.

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

SECURITIES-
Investment securities that management has the intent and ability to hold to maturity are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities that are available for sale are reported at fair value with unrealized holding gains and losses reported, net of income taxes, as Accumulated Other Comprehensive Income, a separate component of shareholders' equity.
Realized gains and losses on the sale of securities available for sale are determined using the specific identification method.

Federal Home Loan Bank (FHLB) stock is an equity interest in the Federal Home Loan Bank of Cincinnati. It can be sold only at its par value of $100 per share and only to the FHLB or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company, because of the oversight role exercised by the Federal Housing Finance Board in the process of budgeting and approving dividends. Federal Reserve Bank stock is similarly restricted in marketability and value. The Bank is required to maintain six percent of its capital plus surplus in Federal Reserve Bank stock. Although classified as securities available for sale, both investments are carried at cost, which is their par value.

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

Credit losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Subsequent cash receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on accrual status after it is 90 days delinquent if it is probable the account will be settled in its entirety or brought current within a 30-day period. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses.

PREMISES AND EQUIPMENT-
Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using principally the straight-line method over the estimated useful lives of the related assets.

INTANGIBLE ASSETS-
Indentifiable intangible assets with definite lives are amortized over the expected lives of the assets.

MARKETING EXPENSE-
Marketing costs are expensed as incurred.

NON-QUALIFIED STOCK OPTIONS-
Stock options are accounted for under Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees. " Options are granted at a price equal to market value of a common share on the day of grant. Under the intrinsic value method of APB No. 25, the Company does not recognize compensation expense for options granted. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. The pro forma disclosures required by SFAS No. 123 are shown in Note 13.

INCOME TAXES-
Certain income and expenses are recognized in different periods for financial reporting than for purposes of computing income taxes currently payable. Deferred taxes are provided on such temporary differences. These differences relate principally to the allowance for loan losses, depreciation and FHLB stock dividends.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS-
In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) No. 141 Business Combinations, and
SFAS No. 142, Goodwill and Other Intangible Assets.   SFAS No. 141 requires
that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS
No. 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, as superceded by SFAS No. 144.

The Company adopted provisions of SFAS No. 141 in 2001 and is required to adopt SFAS No. 142 in its entirety effective January 1, 2002. The applicability of these pronouncements relates primarily to the acquisitions completed in 2001 as disclosed in Note 2, and any future acquisitions. The Company believes the initial impairment tests required by SFAS No. 142 will not have a significant effect on the financial statements.


NOTE 2 - ACQUISITIONS

In 2001, the Company acquired two related insurance agencies located in Wilmington and Greenfield, Ohio, and one other agency for approximately $958,000 in cash and other obligations. These acquisitions were accounted for as purchase transactions, and substantially all of the purchase prices paid will be assigned to non tax-deductible, identifiable intangible assets amortizable over the estimated useful lives, yet to be determined.

In December 2001, the Company acquired a majority of the assets and assumed the deposit liabilities of Sabina Bank (a subsidiary of Premier Financial Bancorp, Inc.) located in Sabina, Ohio, for an aggregate cash purchase price of approximately $12.9 million. This business combination is being accounted for as a purchase transaction in accordance with SFAS No. 141, "Business Combinations". The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price has not been completed. In connection with the transaction, the Company acquired approximately $49 million in assets consisting primarily of loans and investments, and assumed deposit liabilities approximating $42 million and recorded an intangible asset of approximately $7 million.

These transactions would have had an immaterial effect on the pro forma results of operations and earnings per share assuming the combinations occurred at the beginning of 2001 or 2000.

NOTE 3 - SECURITIES

The following tables present amortized cost and estimated fair values of securities at December 31 (thousands):
                                               2001
                          ---------------------------------------------
                                         Gross       Gross
                           Amortized  Unrealized   Unrealized     Fair
                             Cost        Gains       Losses      Value
Securities available-
 for-sale:
  U.S. Agency notes         $ 54,117   $  399      $  378     $ 54,138
  U.S. Agency mortgage-
   backed securities          96,071      672         928       95,815
  Other mortgage-backed
   securities                  5,021       90           2        5,109
  Municipals                   8,572        9          82        8,499
  Federal Reserve/FHLB
   stock                       6,914        -           -        6,914
  Other                        8,039        -           -        8,039
                             -------    -----       -----     --------
                            $178,734   $1,170      $1,390     $178,514
                             =======    =====       =====     ========
Securities held to maturity:
 Municipals                 $ 44,430   $  373      $  577     $ 44,226
                             =======    =====       =====      =======

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
                             =======      ===         ===      =======

Gross gains realized on sales of securities available for sale were $260,000 for 2001, $-0- for 2000. Gross losses realized on sales of securities available for sale were $-0- for 2001 and $2,070,000 for 2000. Securities with a carrying value of approximately $145.3 million, and $94.6 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required or permitted by law.

At December 31, 2001 the amortized cost and estimated market value of debt securities by contractual maturity was as follows.  Expected maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations (thousands):
                             Available for Sale       Held to Maturity
                            ---------------------   -------------------
                            Amortized      Market   Amortized    Market
                              Cost         Value      Cost        Value
Due within one year         $  6,000      $  6,000  $     -      $     -
Due from one to five years    29,044        29,407      904          969
Due from five to ten years    19,073        18,731      100          102
Due after ten years            8,572         8,499   43,426       43,155
                             -------       -------   ------       ------
                              62,689        62,637   44,430       44,226
U.S. Agency mortgage-backed
 securities                   96,071        95,815        -            -
Other mortgage-backed
 securities                    5,021         5,109        -            -
Federal Reserve/FHLB
 stock/other                  14,953        14,953        -            -
                             -------       -------   ------       ------
  Total securities          $178,734      $178,514  $44,430      $44,226
                             =======       =======   ======       ======


NOTE 4 - LOANS

Major classifications of loans as of December 31 were as follows
(thousands):
                                                    2001          2000
  Commercial and industrial                       $106,975    $  92,328
  Commercial real estate                            36,411       42,694
  Agricultural                                      19,076       18,256
  Residential real estate                          145,755      145,582
  Installment                                       70,345       71,414
  Other                                              3,883        3,209
                                                   -------      -------
    Total                                          382,446      373,483
  Deferred net origination costs                       268          618
  Allowance for loan losses                         (3,810)      (3,802)
                                                   -------      -------
    Net loans                                     $378,904     $370,299
                                                   =======      =======

                                   -56-

Mortgage loans serviced for the Federal Home Loan Mortgage Corporation and excluded from the Consolidated Balance Sheets at December 31, 2001 and 2000 were $-0- and $15,345,000, respectively. In 2001, the Company recorded a $148,000 gain related to the sale of servicing rights on $28 million of real estate loans.

Changes in the allowance for loan losses for the years ended December 31 were as follows (thousands):
                                              2001      2000      1999
Balance at beginning of period             $ 3,802   $ 3,222   $ 2,641
Provision for loan losses                    1,500     2,199     1,400
Amounts assumed in acquisition                 622         -         -
Charge offs                                 (2,346)   (1,871)   (1,071)
Recoveries                                     232       252       252
                                            ------    ------    ------
Balance at end of period                   $ 3,810   $ 3,802   $ 3,222
                                            ======    ======    ======

Impaired loans, under SFAS No.114, including loans evaluated by the
Company and place in nonaccrual status, at December 31 are summarized as follows (thousands):
                                                        2001      2000
 Impaired loans without a valuation allowance         $  922    $  730
 Impaired loans with a valuation allowance             3,937     4,015
                                                       -----     -----
 Total impaired loans                                 $4,859    $4,745
                                                       =====     =====
 Valuation reserve on impaired loans                  $1,327    $1,356
                                                       =====     =====

Average impaired loans were $4.8 million in 2001, $3.9 million in 2000 and $3.7 million in 1999. Interest income recognized on impaired loans was $166,000 in 2001, $480,000 in 2000, and $191,000 in 1999. At
December 31, 2001, the Bank had no material commitments to lend additional funds to customers whose loans are considered impaired.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 (thousands):
                                                    2001         2000
 Land                                            $  1,775      $ 1,793
 Buildings and leasehold improvements              12,066        9,847
 Equipment                                         10,401        8,108
                                                   ------       ------
    Total cost                                     24,242       19,748
 Accumulated depreciation and amortization        (10,484)      (8,216)
                                                   ------       ------
    Premises and equipment                       $ 13,758      $11,532
                                                   ======       ======

                                   -57-

Depreciation expense related to premises and equipment was $1,702,000, $1,496,000 and $1,244,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE 6 - OTHER ASSETS
At December 31, 2001, other assets include bank-owned life insurance (BOLI) with cash surrender values totaling $10,793,000. Under the terms of the policies, the cash surrender values will increase at credited adjustable rates over the policy terms. Income is recorded on the policies based on the reported increase in cash surrender value and is reflected in other non-interest income in the consolidated statements of income.

Other assets include intangible assets of $8,247,000 and $250,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, approximately $7,071,000 was recorded in connection with the Sabina Bank acquisition in December 2001. The Company is currently in the process of obtaining third-party valuations of certain intangible assets, the most significant of which will relate to core deposit intangibles, to be amortized over the expected life of the transaction account deposit base. The amortization on all intangible assets recorded in connection with this transaction will be tax-deductible over a fifteen year period.

Intangible assets at December 31, 2001 also include $541,000 of customer contract-related identifiable intangibles acquired in connection with the insurance agency acquisitions. The related non tax-deductible asset amortization will be recorded over the expected life of the customer relationship, yet to be determined. The remaining balance of the intangible asset at December 31, 2001 relates to non-compete arrangements which will be amortized over three- to five-year periods beginning at the retirement date of certain key employees.


NOTE 7 - DEPOSITS

Contractual maturities of certificates of deposit at December 31, 2001 were as follows (thousands):
                                                       Other
                                 Certificates          Time
                                 over $100,000       Deposits       Total
Year ending December 31
       2002                        $39,775           $125,199     $164,974
       2003                          4,145             32,506       36,651
       2004                            904             15,496       16,400
       2005                            100                911        1,011
       2006                              -                325          325
       Thereafter                      234                162          396
                                    ------            -------      -------
                                   $45,158           $174,599     $219,757
                                    ======            =======      =======

                                   -58-

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) salary deferral plan. Substantially all employees who meet minimum age and length of service requirements are eligible to participate. Employee deferrals may be subject to employer-matching contributions up to specified limits. Discretionary contributions may also be made to the Plan. Total matching and discretionary contributions made by the Company amounted to $108,000, $106,000 and $98,000 in 2001, 2000 and 1999, respectively.

The Company sponsors a leveraged employee stock ownership plan (ESOP) covering substantially all of its employees who meet minimum age and length of service requirements. Shares of the Company's common stock held by the ESOP were purchased with the proceeds of external borrowings and borrowings from the Company. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. The Company is obligated to make annual contributions sufficient to enable the ESOP to repay the external and internal loans, including interest. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Additional contributions to the Trust are determined by the Board of Directors. Total Company contributions were $90,000 in 2001 and 2000, and $78,000 in 1999.

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

Benefits are payable upon retirement, death, disability or separation from service. Benefits are paid in common shares of the Company. If the common shares of the Company are not tradable on an established market when benefits are distributed, participants have the option to put the shares to the Company at a value determined by independent appraisal. In 2000, the Company purchased 9,900 shares from ESOP participants. The estimated fair value at December 31, 2001 was $11.9 million and is based on those shares of allocated shares remaining in the ESOP multiplied by the 2000 per share appraised value.

Shares purchased by the ESOP since 1993 are accounted for in accordance with Statement of Position 93-6 (SOP 93-6). Accordingly, as these shares are released from collateral, the Company reports compensation expense equal to the current estimated fair value of the released shares. Once released, the shares are considered outstanding for earnings-per-share (EPS) computations. Dividends on allocated shares reduce retained earnings; dividends on unallocated shares are recorded as a reduction of ESOP debt.

Compensation expense for ESOP shares acquired in 1986 is equal to the principal repaid on the related borrowing plus any additional cash contributions. Dividends on 1986 ESOP shares are charged to retained earnings. These shares are considered outstanding for EPS computations.

The ESOP shares as of December 31 were as follows:
                                             2001                 2000
                                       -----------------    -----------------
                                        SOP                  SOP
                                        93-6       1986      93-6       1986
                                       Shares     Shares    Shares     Shares
Allocated shares                       26,449    509,283    23,475    507,410
Shares released for allocation          3,578     18,165     3,835     19,355
Unreleased shares                      89,959     32,115     9,952     50,233
                                      -------    -------    ------    -------
Total ESOP shares                     119,986    559,563    37,262    576,998
                                      =======    =======    ======    =======


At December 31, 2000, the estimated fair value of unreleased 1993 shares was $2.0 million. ESOP compensation expense was $129,000, $154,000 and $178,000 for 2001, 2000 and 1999, respectively.


NOTE 9 - SHORT-TERM BORROWINGS

A summary of short-term borrowings follows (thousands):
                                                   2001            2000
                                              ------------    -------------
                                              Amount   Rate   Amount   Rate
At December 31:
  Securities sold under agreements
   to repurchase                            $21,759   1.37% $17,258   5.29%
  U.S. Treasury demand notes                    296   1.71      890   6.75
  Federal Home Loan Bank notes                    -           6,000   6.93
  Federal funds purchased                         -          16,000   6.75
                                             ------          ------
    Total short-term borrowings             $22,055   1.39  $40,148   6.14
                                             ======          ======
Years ended December 31:
  Average amount outstanding                $34,250         $33,486
  Maximum month-end balance                  44,158          41,624
  Weighted average interest rate                      3.76%           6.05%

NOTE 10 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31 (thousands):
                                                    2001         2000
Federal Home Loan Bank notes                    $114,628      $80,000
ESOP Trust debt guarantee                            216          323
                                                 -------       ------
                                                $114,844      $80,323
                                                 =======       ======

Maturities of long-term debt are as follows (thousands):
                       2002                    $ 6,378
                       2003                      2,625
                       2004                      2,632
                       2005                      2,643
                       2006                      2,066
                       Thereafter               98,500

At December 31, 2001, the Bank had outstanding $114.6 million of total borrowings from the FHLB, $98.5 million of which consists of seven fixed-rate notes with a weighted average rate of 5.20% and with maturities in 2008, 2010 and 2011. At the option of the FHLB, these notes can be converted at certain dates to instruments that adjust quarterly at the three-month LIBOR rate. The note amount and nearest optional conversion dates at December 31, 2001, are: $44.5 million in 2002; $30 million in 2003; $12 million in 2004; and $12 million in 2006. The remaining $16.1 million consists of $12.1 million in a 4.67% fixed-rate monthly amortizing note with a final maturity in 2006, and $4 million in a note with an interest rate that varies quarterly at the three-month LIBOR rate and that matures in 2002.

At December 31, 2001, FHLB borrowings were collateralized by a blanket pledge of certain residential real estate loans totaling approximately $100 million and primarily mortgage-backed securities with a carrying value of $64 million. Additionally, the Company is required to hold minimum levels of FHLB stock based on the outstanding borrowings.

The ESOP Trust loan agreement contains various covenants for the Company which include a minimum net worth and restrictions on additional indebtedness. The note may be prepaid without penalty with prepayments applying in the inverse order of the maturities of the scheduled payments. Interest is due quarterly at the prime rate, 4.75% at December 31, 2001. Scheduled principal payments are approximately $108,000 annually through 2003.

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid was $23,037,000, $22,470,000 and $19,123,000 in 2001, 2000
and 1999, respectively. Federal income taxes paid were $1,060,000, $596,000 and $1,586,000 in 2001, 2000 and 1999, respectively. In 2001, the Company sold 83,632 treasury shares to the ESOP in exchange for a $1,673,000 note receivable.


NOTE 12 - INCOME TAXES

Income taxes provided for in the statements of income at December 31 consist of the following (thousands):
                                                 2001      2000      1999
 Income taxes currently payable:
   Applicable to income exclusive of
     securities transactions                   $1,017     $1,558    $1,335
   Applicable to securities transactions           88       (704)     (125)
                                                -----      -----     -----
     Total income taxes currently payable       1,105        854     1,210
                                                -----      -----     -----
 Deferred income taxes resulting
  from temporary differences:
   Provision for loan losses                      209       (198)     (197)
   Depreciation                                   (35)       (58)      (20)
   Stock option accruals                            2         61       161
   FHLB stock dividends                           141        141       126
   Alternative minimum tax credit                  34        (34)        -
   Other                                           20          6         1
                                                -----      -----     -----
     Total deferred income taxes                  371        (82)       71
                                                -----      -----     -----
 Provision for income tax                      $1,476     $  772    $1,281
                                                =====      =====     =====

A reconciliation of the statutory income tax rate to the Company's effective tax rate at December 31 follows:
                                              2001       2000      1999
Statutory tax rate                            34.0%      34.0%     34.0%
Increase (decrease) resulting from:
  Tax exempt interest                        (10.8)     (16.9)    (10.4)
  Non-qualified stock options                  (.1)      (1.6)     (5.8)
  Bank-owned life insurance                   (2.9)      (1.1)        -
  Other-net                                    (.5)       1.6        .6
                                              ----       ----      ----
Effective tax rate                            19.7%      16.0%     18.4%
                                              ====       ====      ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their basis for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows (thousands):
                                                 2001       2000
Deferred tax assets:
  Allowance for loan losses                    $  753     $  950
  Stock option accruals                             -          2
  Unrealized losses on securities
   available-for-sale                              74          -
  Alternative minimum tax credit                    -         24
  Accruals not currently deductible                 8          8
                                                -----      -----
       Total deferred tax assets                  835        994
                                                -----      -----
Deferred tax liabilities:
  Depreciation of premises and equipment         (245)      (280)
  Unrealized gains on securities
   available-for-sale                               -       (114)
  FHLB stock dividends                           (719)      (579)
  Intangible asset amortization                   (27)         -
  Other - net                                       -         (7)
                                                -----       ----
       Total deferred tax liability              (991)      (980)
                                                -----      -----
Net deferred taxes (liability)                 $ (156)    $   14
                                                =====      =====

Due primarily to the Company's taxable position in prior years, a valuation allowance for deferred tax assets was unnecessary at December 31, 2001 and 2000.

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

The Company has elected to follow APB No. 25 in accounting for its stock option plan. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1996 under the fair value method of that statement. Had compensation expense for the Company's stock options been recognized under the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows (thousands, except for per share data):

                                        2001       2000        1999
Reported net income                   $6,017     $4,046      $5,708
Pro forma net income                   5,935      3,988       5,670

Reported earnings per share-
assuming dilution                       1.90       1.26        1.77

Pro forma earnings per share-
assuming dilution                       1.88       1.24        1.76

The estimated fair value of options granted during 2001, 2000 and 1999 was $4.45, $6.42 and $8.13, respectively. The fair value, which is amortized to expense over the option vesting period in determining the pro forma results, was estimated at the date of grant using a Black-Scholes option pricing model. Pricing model assumptions fro 2001, 2000 and 1999 included a risk-free interest rate of 6.5%, expected lives of 9 years, expected volatility of 19.0% and expected dividend yields of approximately 3.0%.

Details of the stock option plan are as follows:
                             Wtd. Avg.    Option       Option       Shares
                             Exercise     Shares       Shares      Available
                              Price     Outstanding  Exercisable   for Grant
Balance, January 1, 1999     $ 8.96       173,276      127,735       94,050

Granted                       28.00        15,500                   (15,500)
Became exercisable                                      15,261
Exercised                      5.64       (76,340)     (76,340)      76,340
                                          -------      -------      -------
Balance, December 31, 1999    13.77       112,436       66,656      154,890

Granted                       23.57        30,200                   (30,200)
Became exercisable                                      17,060
Exercised                      5.71       (26,870)     (26,870)      26,870
                                          -------      -------      -------
Balance, December 31, 2000    18.20       115,766       56,846      151,560

Granted                       17.25        30,000                   (30,000)
Became exercisable                                      16,400
Exercised                      9.69        (2,520)      (2,520)       2,520
Expired                       25.81        (1,770)        (600)       1,770
                                          -------      -------      -------
Balance, December 31, 2001   $18.06       141,476       70,126      125,850
                                          =======      =======      =======

The weighted-average exercise price of exercisable options at December 31,
2001, 2000 and 1999 was $15.37, $13.61 and $9.64, respectively.  The following table summarizes information for options currently outstanding and exercisable at December 31, 2001:
                   Options Outstanding                   Options Exercisable
              --------------------------------------  -----------------------
  Range of              Wtd. Avg.      Wtd. Avg.                   Wtd. Avg.
   Prices     Number  Remaining Life  Exercise Price   Number  Exercise Price
$ 9.63-13.93  58,276       4.2          $ 12.42        53,086      $ 12.30
 17.25-24.50  69,200       8.3            20.79        11,440        23.42
       28.00  14,000       7.2            28.00         5,600        28.00
             -------                                   ------
 9.63-28.00  141,476       6.5            17.82        70,126        15.37
             =======                                   ======

The following is a reconciliation of weighted average shares for earnings per share (EPS) computations to the weighted average shares including the effect of stock options for diluted EPS computations:

                                           2001         2000        1999
Weighted average shares for EPS         3,149,587    3,185,157   3,156,727
Effect of dilutive stock options           15,280       21,350      64,864
                                        ---------    ---------   ---------
Weighted average shares for EPS -
  assuming dilution                     3,164,867    3,206,507   3,221,591
                                        =========    =========   =========

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (thousands):

                                         2001        2000
Commitments to extend credit           $39,689     $41,804
Standby letters of credit                1,831       1,691

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At December 31, 2001 and 2000, standby letters of credit were primarily issued to support public bond financing by state and local government units and entities involved in development and maintenance and repair. They expire during the period from 2000 through 2012. Approximately 83% and 76% of the amount outstanding at December 31, 2001 and 2000, respectively, was secured.

The Company is party to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.


NOTE 15 - RELATED PARTY TRANSACTIONS

At December 31, 2001 and 2000, executive officers, directors and companies in which they have a direct or indirect interest, were indebted to the Company directly or as guarantors in the aggregate amount of $4,213,000 and $3,004,000, respectively. During 2001, $1,981,000 in new loans were made; repayments totaled $1,997,000. Such transactions originate in the normal course of the Company's operations as a depository and lending institution.


NOTE 16 - FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

The following disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments, " which requires disclosure of fair value information about both on- and off-balance sheet financial instruments for which it is practicable to estimate that value. Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

Carrying amounts and estimated fair values for financial instruments as of December 31 were as follows (thousands):
                                       2001                   2000
                               -------------------    -------------------
                               Carrying      Fair     Carrying      Fair
                                Amount       Value     Amount       Value
Financial Assets:
 Cash and due from banks       $ 27,882     $ 27,882  $ 19,331    $ 19,331
 Federal funds sold                 468          468        15          15
 Interest bearing deposits
   in banks                          87           87        49          49
 Securities available for sale  178,514      178,514   115,836     115,836
 Securities held to maturity     44,430       44,226    44,374      44,268
 Loans, net                     378,904      386,603   370,299     369,707
 Loans held for sale              1,848        1,874     1,519       1,519

Financial Liabilities:
 Deposits                      $479,240     $482,042  $406,688    $407,346
 Short-term borrowings           22,055       22,055    40,148      40,148
 Long-term debt                 114,844      120,026    80,323      79,347

The fair value of off-balance-sheet financial instruments at December 31, 2001 and 2000, was not material.


NOTE 17 - REGULATORY MATTERS

The principal source of income and funds for NB&T Financial Group, Inc. is dividends paid by the Bank subsidiary. During the year 2002, dividends that the Bank subsidiary can pay to NB&T Financial Group, Inc. without prior approval of regulatory agencies is limited to 2000 and 2001 retained net income plus 2002 retained net income.

Banks and bank holding companies must meet certain minimum capital requirements set by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The minimum regulatory capital ratios are 8% for total risk-based, 4% for Tier I risk-based, and 4% for leverage. For various regulatory purposes, institutions are classified into categories based upon capital adequacy. The highest "well capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier I risk-based, and 5% for leverage. As of the most recent notification from their regulators, NB&T Financial Group, Inc. and the Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the Company's classification.

A summary of the regulatory capital of NB&T Financial Group, Inc. and the Bank at December 31 follows ($'s in thousands):

                                  2001                      2000
                        -------------------------  -------------------------
                           NB&T      The National     NB&T      The National
                         Financial   Bank & Trust   Financial   Bank & Trust
                        Group, Inc.    Company     Group, Inc.    Company
                        -----------  ------------  -----------  -------------
Regulatory Capital:
 Shareholders' equity    $50,976      $44,791       $49,482      $43,142
 Net unrealized
 securities (gains)/
 losses                      145          145             -            -
 Intangibles              (8,247)      (8,247)         (223)        (223)
                          ------       ------        ------       ------
  Tier I risk-based
   capital                42,874       36,689        49,259       42,919
 Eligible allowance for
   loan losses             3,810        3,810         3,802        3,802
                          ------       ------        ------       ------
     Total risk-based
       capital           $46,684      $40,499       $53,061      $46,721
                          ======       ======        ======       ======
Capital Ratios:
 Total risk-based          11.55%       10.05%        14.04%       12.41%
 Tier I risk-based         10.60         9.10         13.03        11.40
 Tier I leverage            6.83         5.85          8.70         7.58

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank. In 2001 and 2000, the Bank's average reserve balances were $10,576,000 and $7,811,000, respectively.


NOTE 18 - SEGMENTS

The Company has four principal business units that offer different products and services.  They are managed separately for various reasons including differing technologies, marketing strategies, and regulations.
Revenues from these business segments for the years ended December 31 were as follows (thousands):
                                          2001       2000       1999
Banking                                 $46,320    $41,959    $39,906
Trust services                            1,167      1,276      1,192
ATM network                                 804        725        702
Insurance agencies                        1,689      1,140        966
                                         ------     ------     ------
                                        $49,980    $45,100    $42,766
                                         ======     ======     ======

                                   -69-

Reportable segment information under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" are not applicable since the information as it relates solely to the banking operations would be the same as the consolidated financial statements in all material respects.


NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for NB&T Financial Group, Inc.
(parent company only) follows (thousands):

Condensed Balance Sheets
December 31
                                                     2001       2000
Assets:
Cash on deposit with the Bank                      $ 1,056    $ 1,090
Securities available for sale, market value          5,992      6,169
Investment in subsidiary                            44,791     43,142
Other assets                                             2          3
                                                    ------     ------
   Total assets                                    $51,841    $50,404
                                                    ======     ======
Liabilities:
Long-term debt                                     $   216    $   323
Other liabilities                                      649        599
                                                    ------     ------
   Total liabilities                                   865        922

Shareholders' equity                                50,976     49,482
                                                    ------     ------
     Total liabilities and shareholders' equity    $51,841    $50,404
                                                    ======     ======

Condensed Statements of Income
Years ended December 31
                                            2001        2000        1999
Income:
Interest on securities available-
 for-sale                                 $   30      $   11      $    4
Dividends from subsidiary                  4,000       4,000           -
                                           -----       -----       -----
   Total income                            4,030       4,011           4
                                           -----       -----       -----
Expenses:
Interest on long-term debt                    23          40          44
Other expense                                 39          64         100
                                           -----       -----       -----
   Total expense                              62         104         144
                                           -----       -----       -----
Income before income tax benefit
 and equity in undistributed
 income of subsidiary                      3,968       3,907        (140)

Income tax (expense) benefit                  15          (1)          -
Equity in undistributed income of
 subsidiary                                2,034         140       5,848
                                           -----       -----       -----
Net income                                $6,017      $4,046      $5,708
                                           =====      ======       =====

Condensed Statements of Cash Flows
Years ended December 31
                                            2001        2000        1999
Cash flows from operating activities:
 Net income                               $6,017     $ 4,046     $ 5,708
 Adjustments for non-cash items-
  Equity in undistributed income
   of subsidiary                          (2,034)       (140)     (5,848)
  Payment of interest on long-term
   debt by subsidiary                         23          40          44
  (Increase) decrease in other assets         20          30         (29)
  Deferred tax provision (benefit)             -           1           -
  Release of earned ESOP shares                6          53          87
                                           -----       -----      ------
Net cash provided by operating
 activities                                4,032       4,030         (38)
                                           -----       -----      ------




Cash flows from investing activities:
 Purchases of securities available-
 For-sale                                 (5,992)     (6,169)     (4,936)
 Proceeds from sale of securities
  available-for-sale                       6,169       4,936           -
                                          ------       -----       -----
Net cash used in investing
 activities                                  177      (1,233)     (4,936)
                                           -----       -----       -----
Cash flows from financing activities:
 Cash dividends paid                      (2,594)     (2,356)     (2,017)
 Payments to acquire treasury shares      (1,673)       (221)     (1,843)
 Proceeds from stock options exercised        24         154         437
                                           -----       -----       -----
Net cash used in financing activities     (4,243)     (2,423)     (3,423)
                                           -----       -----       -----

Net change in cash                           (34)        374      (8,397
Cash at beginning of year                  1,090         716       9,113
                                           -----       -----       -----
Cash at end of year                       $1,056      $1,090      $  716
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

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       (1) Financial Statements - See Index to Consolidated Financial
               Statements on page 45 of this Form 10-K.

          (2) Financial Statement Schedules - None

          (3) Exhibits - See Exhibit Index at page 75 of this Form 10-K.


(b)        On October 24, 2001, the Company filed a Form 8-K with the
            Securities and Exchange Commission regarding a third quarter earnings press release issued on or about that date.

           On December 11, 2001, the Company filed a Form 8-K with the
            Securities and Exchange Commission regarding a press release issued on or about that date announcing the acquisition of the assets and assumption of the deposits and certain other liabilities of The Sabina Bank by The National Bank and Trust Company, NB&T Financial's wholly-owned subsidiary.

                             INDEX TO EXHIBITS

              EXHIBIT
              NUMBER        DESCRIPTION

               3.1          Articles of Incorporation of
                            NB&T Financial Group, Inc. as amended:
                            Incorporated by reference to Quarterly
                            Report on Form 10-Q for Quarter Ended
                            June 30, 2001, Exhibit 3.1.

               3.2          Code of Regulations of
                            NB&T Financial Group, Inc. as amended:
                            Incorporated by reference to Quarterly
                            Report on Form 10-Q for Quarter Ended
                            June 30, 2001, Exhibit 3.2.

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

              21            Subsidiaries of NB&T Financial Group, Inc.

              23            Consent of Independent Certified Public
                            Accountants

              99.1          Safe Harbor Under the Private Securities
                            Litigation Reform Act of 1995

              99.2 Proxy Statement for 2002 annual meeting of shareholders; incorporated by reference to definitive proxy statement to be filed on or before March 25, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NB&T Financial Group, Inc.

                                    By /s/ Timothy L. Smith
                                    ------------------------------------
                   March 19, 2002       Timothy L. Smith
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/Charles L. Dehner             By /s/Timothy L. Smith
----------------------------        -----------------------------------
    Charles L. Dehner                   Timothy L. Smith
    Executive Vice President,           President, Chief Executive Officer
    Treasurer and a Director            and a Director
    (Principal Accounting Officer)

Date   March 19, 2002                Date  March 19, 2002

By /s/James W. Foland               By /s/Daniel A. DiBiasio
---------------------------         -----------------------------------
    James W. Foland                     Daniel A. DiBiasio
    Secretary and a Director            Director

Date  March 19, 2002                Date   March 19, 2002

By /s/S. Craig Beam                 By /s/Janet M. Williams
---------------------------         -----------------------------------
    S. Craig Beam                       Janet M. Williams
    Director                            Director

Date   March 19, 2002               Date   March 19, 2002

By /s/Georgia H. Miller            By /s/Robert A. Raizk
---------------------------         -----------------------------------
    Georgia H. Miller                   Robert A. Raizk
    Director                            Director

Date   March 19, 2002               Date   March 19, 2002

By /s/Darleen M. Myers              By /s/G. David Hawley
---------------------------         -----------------------------------
    Darleen M. Myers                    G. David Hawley
    Director                            Director

Date   March 19, 2002               Date   March 19, 2002