Form 10-Q
period 2002-03-31
NB&T FINANCIAL GROUP INC
filed 2002-05-13
CIK 908837

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2002
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________________ to _______________________


                           NB&T FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                           31-1004998
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


 48 North South Street, Wilmington, Ohio                     45177
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


                                 (937) 382 1441
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,207,804 shares of the Bank's common stock, without par value, were outstanding as of April 30, 2002.

                           NB&T FINANCIAL GROUP, INC.

                            March 31, 2002 FORM 10-Q

                               TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets .....................................    3

         Consolidated Statements of Income ...............................    4

         Consolidated Statements of Cash Flows ...........................    5

         Notes to Condensed Consolidated Financial Statements ............    6

         Independent Accountants' Report .................................    8

Item 2.  Management's Discussion and Analysis of Financial Condition .....    9
           and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......   13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   14

Item 2   Changes in Securities and Use of Proceeds .......................   14

Item 3.  Defaults Upon Senior Securities .................................   14

Item 4.  Submission of Matters to a Vote of Security Holders .............   14

Item 6.  Exhibits and Reports on Form 8-K ................................   14

SIGNATURES ...............................................................   15

                    NB&T Financial Group, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                ($ in thousands)

Assets                                                            March 31     December 31
                                                                    2002           2001
                                                                  ---------    -----------
   Cash and due from banks                                        $  20,460    $    27,882
   Federal funds sold                                                14,132            468
   Interest-bearing demand deposits                                     429             87
                                                                  ---------    -----------
   Cash and cash equivalents                                         35,021         28,437
   Investment securities available for sale                         180,441        171,600
   Investment securities held to maturity                            44,444         44,430
   Loans held for sale                                                5,045          1,848
   Loans, net of allowance for loan losses of $3,868 and $3,810     374,735        378,904
   Premises and equipment                                            14,121         13,758
   Federal Home Loan Bank and Federal Reserve Bank stock              6,987          6,914
   Other assets                                                      25,791         25,280
                                                                  ---------    -----------

          Total assets                                            $ 686,585    $   671,171
                                                                  =========    ===========

Liabilities

   Deposits
      Noninterest bearing                                         $  51,124    $    52,734
      Interest bearing                                              443,406        426,506
                                                                  ---------    -----------
          Total deposits                                            494,530        479,240
   Short-term borrowings                                             22,671         22,055
   Long term debt                                                   114,470        114,844
   Other liabilities                                                  4,203          4,056
                                                                  ---------    -----------

          Total liabilities                                         635,874        620,195
                                                                  ---------    -----------

Commitments and contingencies

Equity for ESOP shares                                               12,814         12,683
                                                                  ---------    -----------

Stockholders' Equity

   Preferred stock, no par value
      Authorized and unissued -- 100,000 shares
   Common stock, no par value
      Authorized -- 6,000,000 shares
      Issued -- 3,818,950 shares                                       1,000          1,000
   Capital surplus                                                    9,141          9,129
   Retained earnings                                                 36,099         35,426
   Unearned ESOP shares, at cost 122,074 shares                      (1,872)        (1,871)
   Treasury shares, at cost, 611,146 shares                          (5,246)        (5,246)
   Accumulated other comprehensive income                            (1,225)          (145)
                                                                  ---------    -----------

          Total stockholders' equity                                 37,897         38,293
                                                                  ---------    -----------

          Total liabilities and stockholders' equity              $ 686,585    $   671,171
                                                                  =========    ===========

See notes to condensed consolidated financial statements and independent accountants' report.

                    NB&T Financial Group, Inc. and Subsidiary
                        Consolidated Statements of Income
                                ($ in thousands)

                                                                   Three Months Ended
                                                                        March 31
                                                            -------------------------------
                                                                2002              2001
                                                            -------------------------------
    Interest Income
        Loans receivable                                    $      7,438      $      8,018
        Investment securities
           Taxable                                                 2,259             1,866
           Tax exempt                                                678               677
        Federal funds sold                                            70               152
        Deposits with financial institutions                           1                 1
                                                            ------------       -----------
               Total interest income                              10,446            10,714
                                                            ------------       -----------

    Interest Expense
        Deposits                                                   3,270             4,471
        Short-term borrowings                                         94               513
        Long-term debt                                             1,421             1,124
                                                            ------------       -----------
               Total interest expense                              4,785             6,108
                                                            ------------       -----------

    Net Interest Income                                            5,661             4,606
        Provision for loan losses                                    375               375
                                                            ------------       -----------

    Net Interest Income After Provision for Loan Losses            5,286             4,231
                                                            ------------       -----------

    Other Income
        Fiduciary activities                                         233               265
        Service charges on deposit accounts                          557               429
        ATM network fees                                             165               203
        Insurance agency commissions                                 516               283
        Other income                                                 488               524
                                                            ------------       -----------
               Total other income                                  1,959             1,704
                                                            ------------       -----------
    Other Expenses
        Salaries and employee benefits                             2,653             2,106
        Net occupancy expenses                                       303               239
        Equipment expenses                                           701               588
        State franchise tax                                          144               138
        Marketing                                                    158               111
        Other expenses                                             1,329               993
                                                            ------------       -----------
               Total other expenses                                5,288             4,175
                                                            ------------       -----------

    Income Before Income Tax                                       1,957             1,760
        Income tax expense                                           418               315
                                                            ------------       -----------

    Net Income                                              $      1,539       $     1,445
                                                            ============       ===========

    Basic Earnings per Share                                $       0.50       $      0.45
                                                            ============       ===========

    Diluted Earnings per Share                              $       0.49       $      0.45
                                                            ============       ===========

See notes to condensed consolidated financial statements and independent accountants' report.

                    NB&T Financial Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                                   Three Months Ended
                                                                                         March 31
                                                                              ----------------------------
                                                                                   2001           2000
                                                                              ----------------------------
Operating Activities
    Net income                                                                $      1,539    $      1,445
    Items not requiring cash
        Provision for loan losses                                                      375             375
        Depreciation and amortization                                                  469             325
        Investment securities amortization (accretion), net                            148
        FHLB stock dividend                                                            (73)           (106)
        Net change in
           Loans held for sale                                                      (3,197)            (72)
           Other assets and liabilities                                                196           1,016
                                                                              ------------    ------------

               Net cash provided (used) by operating activities                       (543)          2,983
                                                                              ------------    ------------

Investing Activities
    Purchases of securities available for sale                                     (50,174)        (25,731)
    Proceeds from maturities of securities available for sale                       39,534          22,645
    Net change in loans                                                              3,794           6,767
    Purchases of premises and equipment                                               (821)           (911)
                                                                              ------------    ------------

               Net cash provided (used) by investing activities                     (7,667)          2,770
                                                                              ------------    ------------

Financing Activities
    Net change in
        Deposits                                                                    15,290          17,106
        Short-term borrowings                                                          616          (3,226)
    Proceeds from FHLB advances                                                                      6,000
    Repayment of FHLB advances                                                        (374)
    Cash dividends                                                                    (738)           (606)
    Proceeds from exercise of stock options                                                              4
                                                                              ------------    ------------

               Net cash provided by financing activities                            14,794          19,278
                                                                              ------------    ------------

Net Change in Cash and Cash Equivalents                                              6,584          25,031

Cash and Cash Equivalents, Beginning of Year                                        28,437          19,395
                                                                              ------------    ------------

Cash and Cash Equivalents, End of Year                                        $     35,021    $     44,426
                                                                              ============    ============

See notes to condensed consolidated financial statements and independent accountants' report.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 March 31, 2002
                                   (unaudited)

Note 1, Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The Form 10-Q does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of March 31, 2002, and December 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001 filed with the Commission.

Note 2, Earnings per Share

Earnings per share (EPS) were computed as follows:

                                                            Three Months Ended March 31, 2002
                                             -----------------------------------------------------------
                                                                    Weighted Average     Per Share
                                                    Income                Shares           Amount
                                             -----------------------------------------------------------
     Net income                                    $  1,539
                                                   ========
     Basic earnings per share
       Income available to common
         Stockholders                              $  1,539              3,085,730        $   0.50
                                                   ========                               ========

     Effect of dilutive stock options                                       26,359
                                                                         ---------

     Diluted earnings per share
       Income available to common
         Stockholders and assumed
         Coversions                                $  1,539              3,112,089        $   0.49
                                                   ========              =========        ========

Options to purchase 82,200 shares of common stock between $20.50 and $28.00 per share were outstanding, but not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares

                                                          Three Months Ended March 31, 2001
                                             ---------------------------------------------------------------
                                                                     Weighted Average         Per Share
                                                   Income                Shares                 Amount
                                             ---------------------------------------------------------------
     Net income                                   $  1,445
                                                  ========
     Basic earnings per share
       Income available to common
         Stockholders                             $  1,445              3,196,149             $   0.45
                                                  ========                                    ========

     Effect of dilutive stock options                                      11,566
                                                                        ---------

     Diluted earnings per share
       Income available to common
         Stockholders and assumed
         Coversions                               $  1,445              3,207,715             $   0.45
                                                  ========              =========             ========


Note 3, Commitments

Outstanding commitments to extend credit as of March 31, 2002 total $35,673. Standby letters of credit as of March 31, 2002 total $2,235

Note 4, Acquisition Update

In connection with the December 2001 acquisition of assets and assumption of liabilities of Sabina Bank, the allocation of the purchase price was completed in the first quarter of 2002 and is summarized as follows:

                                 December 10, 2001
          --------------------------------------------------------
          Interest earning assets                      $    46,266
          Property and equipment                             1,627
          Core deposit intangible                            3,196
          Goodwill                                           3,490
          Other assets                                         497
                                                       -----------
            Total assets acquired                           55,076
                                                       -----------
          Deposits                                          41,977
          Other liabilities                                    145
                                                       -----------
            Total liabilities assumed                       42,122
                                                       -----------
            Net assets acquired                        $    12,954
                                                       ===========

                         Independent Accountants' Report
                         -------------------------------

Board of Directors
NB&T Financial Group, Inc.
Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet as of December 31, 2001 and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein), were audited by other auditors whose report dated February 5, 2002, expressed an unqualified opinion on those statements.

/s/ BKD, LLP

Cincinnati, Ohio

May 3, 2002

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operation

Net income per share-basic was $.50 for the first quarter of 2002, compared to $.45 per share for the first quarter of 2001, an increase of 11.1%. Net income was $1.54 million for the first quarter of 2002, an increase of 6.5% from the $1.45 million earned in the first quarter of 2001.

Net interest income was $5.661 million the first quarter of 2002, an increase of 22.9% compared to the same quarter last year. Although interest income decreased 2.5%, interest expense decreased 21.7% when comparing these two amounts to the same period last year. Average loans increased 2.3%, while their average yield decreased from 8.62% in the first quarter of 2001 to 7.81% in the first quarter of 2002. Average securities increased 40.6%, but their average tax-equivalent yield decreased from 7.03% for the first quarter last year to 5.71% for the first quarter of this year.

Average interest-bearing liabilities increased 17.6% from last year to $579.6 million, and their cost decreased from 5.03% during the first quarter of last year to 3.35% in the first quarter of this year. Tax-equivalent net interest margin increased from 3.56% for the first quarter of last year, to 3.79% for the first quarter of this year.

The provision for loan losses was the same during the first quarter of 2002 as during the first quarter of last year.

Non-interest income was $1.96 million, 15.0% above the $1.70 million earned in the first quarter of 2001. Service charges on deposits increased 30.0% from the first quarter last year due to increases in fees and the number of accounts. Insurance agency commissions increased 82.2% due to increased sales and agency acquisitions. Several changes offset the increases in service charges and insurance agency commissions. Trust income decreased 12.0% from the first quarter of last year as a result of market value decreases in the accounts managed. ATM network fees decreased 18.8% from the first quarter of last year as a result of thirteen fewer units in operation in 2002 compared to 2001. In addition, during the first quarter of 2001, an $82,000 gain was recorded on the sale of $8.8 million of real estate loans.

Non-interest expense increased 26.7% for the quarter over the same period in 2001. The primary reasons are the result of increases in salaries and benefits expense and occupancy and equipment expense related to the opening of three new branches, the acquisition of The Sabina Bank, and the acquisition of two insurance agencies during 2001. The number of full-time equivalent employees has increased by thirty-nine as a result of this expansion.

The Company's effective tax rate increased to 21.4% during the first quarter of 2002 from 17.9% for the first quarter of 2001, primarily due to a decrease in non-taxable income as a percent of gross income.

Performance ratios for the first quarter of 2002 included a return on assets of ..91%, and a return on equity of 12.15%.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.'s financial condition during 2002 are as follows (in thousands):

                                             Mar 31      December 31
                                              2002          2001          Amount       Percent
                                            --------     -----------     -------       -------
Total Assets                                $686,585        $671,171     $15,414             2%
Federal Funds Sold                            14,132             468      13,664           N/M
Loans (a)                                    383,648         384,561        (913)           --
Securities                                   224,885         216,030       8,855             4
Demand deposits                               51,124          52,734      (1,610)           (3)
Savings, Now, MMDA deposits                  226,664         206,749      19,915            10
CD's $100,000 and over                        43,090          45,158      (2,068)           (5)
Other time deposits                          173,652         174,599        (947)           (1)
Total deposits                               494,530         479,240      15,290             3
Short-term borrowing                          22,671          22,055         616             3
Long-term borrowing                          114,470         114,844        (374)           --
Shareholders' Equity (b)                      50,711          50,976        (265)           --
  (a)Includes loans held for sale
  (b)Includes equity for ESOP shares

Total assets have increased $15.4 million from year-end 2001 primarily as a result of funds generated from increases in deposits. The loan portfolio decreased $0.9 million during the first quarter of 2002. These funds have been invested in short-term Federal Funds sold and the securities portfolio. Deposit growth has occurred in interest-bearing transaction and money market accounts.

Average total assets grew 16.6% to $685.6 million from the first quarter of 2001. Average total loans increased to $384.7 million, an increase of 2.3% from the same quarter of last year. The commercial loan average grew $17.6 million, or 11.5%, while the personal loans average decreased $8.2 million, or 9.9%. Commercial and industrial lending to small to mid-sized companies continues to be an area of growth for the Company. The Bank has reduced its efforts to originate new and used automobile loans due to increased competition and narrowing interest rate spreads. The securities portfolio average has increased $65.0 million, or 40.6% from the first quarter of last year. Most of the funds were generated from the growth in deposits and other borrowing, and the decline in the loan portfolio, and were invested in U.S. Government agency callable bonds and U.S. Government agency mortgage-backed securities.

Average total deposits increased 18.0% from the end of the first quarter of 2001 to $437.0 million. The deposit growth was the result of the Sabina Bank acquisition in December of 2001, and deposits of individuals, companies, and public entities in more liquid money market accounts in anticipation of higher rates. Average non-interest bearing deposits increased 19.5% and average interest-bearing liabilities grew 17.6% from the first quarter of last year. Average interest-bearing transaction accounts increased $57.8 million, or 49.5%, and average small certificates increased $6.3 million, or 3.7%, but, average large certificates decreased $7.4 million, or 14.5%. Average long-term borrowing increased $30.2 million (10.9%) from the first quarter of 2001.

Average total equity increased 3.4% to $51.4 million from the first quarter of 2001. Book value per share, including unallocated ESOP shares, was $15.81 at March 31, 2002, compared to $15.93 at March 31, 2001. Equity to assets was 7.39%, compared to 8.49% at the end of the first quarter of last year. The decrease in the equity to assets ratio is primarily attributable to the $85.2 million increase in assets, and the change from a $1.03 million net unrealized gain on securities available for sale at March 31, 2001, to a $1.22 million net unrealized loss at March 31, 2002.

The following table sets forth certain information regarding the past-due, non-accrual and renegotiated loans of the Company at the dates indicated (in thousands):

                                                March 31  December 31   March 31
                                                  2002        2001         2001
                                               ---------  -----------   --------
Loans accounted for on non-accrual basis        $ 4,233     $4,859       $3,703
Accruing loans which are past due 90 days
     or more                                      1,286        858          222
Renegotiated loans                                    0          0            0
                                                -------     ------       ------
   Total                                        $ 5,519     $5,860       $3,925
                                                =======     ======       ======

As of March 31, 2002, the $4.2 million in non-accrual loans consisted of twenty-one relationships collateralized by first mortgages, eighteen with secondary mortgages, two with government guarantees and ten with titled vehicles.

One relationship is with a longstanding customer whose outstanding balances with the bank are approximately $5.8 million, of which $1.7 million is included in the non-accrual total. The customer consummated a forbearance agreement in February of 2002, and began scheduled monthly payments in January of 2002. The remaining $4.1 million consists of a loan collateralized by a first mortgage on commercial property with an 80% U.S. Department of Agriculture (USDA) government guarantee, and the borrower is paying as agreed.

In addition, management has identified a loan relationship totaling $1.7 million that is not included in the non-performing categories at March 31, 2002, but about which management, through normal credit review procedures, has become aware of information regarding possible credit problems that could cause the borrower future difficulties in complying with present loan repayment terms. That relationship was subsequently transferred to a non-accrual status in April of 2002. The customer has requested an orderly liquidation of collateral and a forbearance agreement is being drafted.

All loans are expected to be resolved through term payments or through liquidation of collateral in the normal course of business. The anticipated loss in the year 2002 from all relationships is not material. Projected losses are based on currently available information and actual losses may differ significantly from those discussed above if economic conditions or collateral values change significantly.

At March 31, 2002, the Company's allowance for loan losses totaled $3.87 million, was allocated to specifically classified loans and was generally based on a three-year net charge-off history. The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated (in thousands):

                                                 Three Months Ended
                                                      March 31
                                               2002                 2001
                                            -----------------------------
Balance, beginning of period                  $3,810               $3,802
Charge-offs:
 Commercial                                       91                   24
 Residential real estate                          38                    1
 Installment                                     284                  290
 Credit Card                                       -                    -
 Other                                             -                    2
                                            --------             --------
    Total                                        413                  317
                                            --------             --------
Recoveries:
 Commercial                                       17                    9
 Residential real estate                           2                    -
 Installment                                      76                   52
 Credit Card                                       -                    -
 Other                                             -                    1
                                            --------             --------
    Total                                         96                   62
                                            --------             --------
Net Charge-offs                                 (317)                (255)

Provision for loan losses                        375                  375
                                            --------             --------
Balance, end of period                        $3,868               $3,922
                                            ========             ========

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at March 31, 2002, was 76.6%, compared to 86.6% at the same date in 2001. Loans to total assets were 55.1% at the end of the first quarter of 2002, compared to 61.0% at the same time last year. Management strives to keep this ratio below 70%. Of the total securities portfolio, 81% consists of available-for-sale securities that are readily marketable. Approximately 50% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 91% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The

Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 2002, NB&T Financial Group, Inc. had a total risk-based capital ratio of 11.96%, a Tier 1 risk-based capital ratio of 11.00%, and a Tier 1 leverage ratio of 6.44%.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

Since December 31, 2001, the Company has experienced no significant change in market risk. Currently, the Company is not in violation of any interest-rate risk policy guidelines established by the Asset Liability Management Committee.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 - Legal Proceedings
--------------------------
Not applicable

Item 2 Changes in Securities and Use of Proceeds
------------------------------------------------
Not applicable

Item 3 Defaults Upon Senior Securities
--------------------------------------
Not applicable

Item 4 Submission of Matters to a Vote of Security Holders
----------------------------------------------------------

On April 23, 2002, the Annual Meeting of the shareholders of the Company was held. The following members of the Board of Directors of the Company were re-elected for terms expiring in 2004 by the votes indicated:

                                      FOR                       WITHHELD
                                      ---                       --------
Charles L. Dehner                     2,837,676                   3,690
Daniel A. DiBiasio                    2,814,618                  26,748
G. David Hawley                       2,815,376                  25,990
Georgia H. Miller                     2,817,376                  23,990
Timothy L. Smith                      2,837,676                   3,690


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

     Exhibit 15  Accountants' acknowledgement

     Exhibit 99 Safe harbor under the Private Securities Litigation Reform Act of 1995

The Company filed a Form 8-K with the Securities and Exchange Commission on January 24, 2002 regarding a press release announcing the results of operations for the fourth quarter of 2001. A form 8-K was filed on March 19, 2002 regarding a change of independent public auditors from J.D. Cloud & Co. L.L.P., to BKD, LLP.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NB&T FINANCIAL GROUP, INC.


Date: April 13, 2002                    /s/ Charles L. Dehner
                                        ----------------------------------------
                                        Charles L. Dehner
                                        Treasurer, Executive Vice President,
                                        And Principal Accounting Officer