Form 10-Q
period 2002-06-30
NB&T FINANCIAL GROUP INC
filed 2002-08-12
CIK 908837

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                       to
                               ______________________   ________________________


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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,207,804 shares of the Bank's common stock, without par value, were outstanding as of July 31, 2002.

                           NB&T FINANCIAL GROUP, INC.

                             JUNE 30, 2002 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                             Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                                                 3

          Condensed Consolidated Statements of Income                                           4

          Condensed Consolidated Statements of Cash Flows                                       5

          Notes to Condensed Consolidated Financial Statements                                  6

          Independent Accountants' Report                                                       8

Item 2.   Management's Discussion and Analysis of Financial Condition                           9
             and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                           14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                    15

Item 2    Changes in Securities and Use of Proceeds                                            15

Item 3.   Defaults Upon Senior Securities                                                      15

Item 4.   Submission of Matters to a Vote of Security Holders                                  15

Item 6.   Exhibits and Reports on Form 8-K                                                     15

SIGNATURES                                                                                     16

                    NB&T Financial Group, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                ($ in thousands)

Assets                                                                        June 30          December 31
                                                                               2002                2001
                                                                          -----------------------------------
                                                                            (Unaudited)
    Cash and due from banks                                               $         18,719   $         27,882
    Federal funds sold                                                                 342                468
    Interest-bearing demand deposits                                                   917                 87
                                                                          ----------------   ----------------
    Cash and cash equivalents                                                       19,978             28,437
    Investment securities available for sale                                       182,830            171,600
    Investment securities held to maturity                                          44,459             44,430
    Loans held for sale                                                              4,959              1,848
    Loans, net of allowance for loan losses of $3,806 and $3,810                   380,621            378,904
    Premises and equipment                                                          15,006             13,758
    Federal Home Loan Bank and Federal Reserve Bank stock                            7,200              6,914
    Other assets                                                                    24,903             25,280
                                                                          ----------------   ----------------

           Total assets                                                   $        679,956   $        671,171
                                                                          ================   ================

Liabilities

    Deposits
       Noninterest bearing                                                $         51,489   $         52,734
       Interest bearing                                                            422,592            426,506
                                                                          ----------------   ----------------
           Total deposits                                                          474,081            479,240
    Short-term borrowings                                                           24,746             22,055
    Long term debt                                                                 122,150            114,844
    Other liabilities                                                                4,339              4,056
                                                                          ----------------   ----------------

           Total liabilities                                                       625,316            620,195
                                                                          ----------------   ----------------

Commitments and contingencies

Equity for ESOP shares                                                              12,249             12,683
                                                                          ----------------   ----------------

Stockholders' Equity
    Preferred stock, no par value
       Authorized and unissued -- 100,000 shares
    Common stock, no par value
       Authorized -- 6,000,000 shares
       Issued -- 3,818,950 shares                                                    1,000              1,000
    Capital surplus                                                                  9,140              9,129
    Retained earnings                                                               37,825             35,426
    Unearned ESOP shares, at cost 122,074 shares                                    (1,872)            (1,871)
    Treasury shares, at cost, 611,146 shares                                        (5,246)            (5,246)
    Accumulated other comprehensive income                                           1,544               (145)
                                                                          ----------------   ----------------

           Total stockholders' equity                                               42,391             38,293
                                                                          ----------------   ----------------

           Total liabilities and stockholders' equity                     $        679,956   $        671,171
                                                                          ================   ================

See notes to condensed consolidated financial statements and independent accountants' report.

                    NB&T Financial Group, Inc. and Subsidiary
                        Consolidated Statements of Income
                   ($ in thousands, except per share amounts)

                                                          Three Months Ended               Six Months Ended
                                                               June 30                         June 30
                                                   -----------------------------------------------------------------
                                                         2002            2001            2002            2001
                                                   -----------------------------------------------------------------
                                                                             (Unaudited)
    Interest Income
        Loans receivable                              $     7,332     $     7,546     $     14,750    $    15,564
        Investment securities
           Taxable                                          2,353           1,766            4,612          3,632
           Tax exempt                                         678             826            1,356          1,503
        Federal funds sold                                     16             256               86            408
        Deposits with financial institutions                    4               4                5              5
                                                      -----------     -----------     ------------    -----------
               Total interest income                       10,383          10,398           20,809         21,112
                                                      -----------     -----------     ------------    -----------

    Interest Expense
        Deposits                                            2,819           4,431            6,089          8,902
        Short-term borrowings                                  90             354              184            867
        Long-term debt                                      1,434           1,133            2,855          2,257
                                                      -----------     -----------     ------------    -----------
               Total interest expense                       4,343           5,918            9,128         12,026
                                                      -----------     -----------     ------------    -----------

    Net Interest Income                                     6,040           4,480           11,681          9,086
        Provision for loan losses                             475             375              850            750
                                                      -----------     -----------     ------------    -----------

    Net Interest Income After Provision for                 5,565           4,105           10,831          8,336
                                                      -----------     -----------     ------------    -----------
       Loan Losses

    Other Income
        Fiduciary activities                                  234             255              467            520
        Service charges on deposit accounts                   593             478            1,150            907
        ATM network fees                                      151             214              316            417
        Insurance agency commissions                          598             455            1,114            735
        Securities gains                                       34             260               34            260
        Other income                                          696             510            1,184          1,037
                                                      -----------     -----------     ------------    -----------
               Total other income                           2,306           2,172            4,265          3,876
                                                      -----------     -----------     ------------    -----------
    Other Expenses
        Salaries and employee benefits                      2,711           2,243            5,344          4,350
        Net occupancy expenses                                288             249              591            488
        Equipment expenses                                    734             649            1,435          1,242
        State franchise tax                                   128             144              272            282
        Marketing                                             240             135              398            270
        Other expenses                                      1,432             983            2,761          1,947
                                                      -----------     -----------     ------------    -----------
               Total other expenses                         5,533           4,404           10,801          8,579
                                                      -----------     -----------     ------------    -----------

    Income Before Income Tax                                2,338           1,873            4,295          3,633
        Income tax expense                                    439             337              857            652
                                                      -----------     -----------     ------------    -----------

    Net Income                                        $     1,899     $     1,536     $      3,438    $     2,981
                                                      ===========     ===========     ============    ===========

    Basic Earnings per Share                          $      0.62     $      0.48     $       1.11    $      0.94
                                                      ===========     ===========     ============    ===========

    Diluted Earnings per Share                        $      0.61     $      0.48     $       1.10    $      0.94
                                                      ===========     ===========     ============    ===========

See notes to condensed consolidated financial statements and independent accountants' report.

                    NB&T Financial Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                          Six Months Ended
                                                                               June 30
                                                                        --------------------
                                                                          2001        2000
                                                                        --------    --------
                                                                            (Unaudited)
Operating Activities
    Net income                                                          $  3,438    $  2,981
    Items not requiring cash
        Provision for loan losses                                            850         750
        Depreciation and amortization                                        948         741
        Investment securities amortization (accretion), net                  290
        FHLB stock dividend                                                 (151)       (214)
        Other                                                                (45)       (622)
        Net change in
           Loans held for sale                                            (3,111)        (26)
           Other assets and liabilities                                     (210)        562
                                                                        --------    --------

               Net cash provided by operating activities                   2,009       4,172
                                                                        --------    --------

Investing Activities
    Purchases of securities available for sale                           (62,174)    (54,158)
    Proceeds from sale of securities available for sale                    2,425       8,260
    Proceeds from maturities of securities available for sale             50,793      39,725
    Purchase of Federal Reserve Bank stock                                  (135)
    Net change in loans                                                   (2,567)     11,626
    Proceeds from sale of equipment                                           98
    Acquisition of insurance agencies                                                   (468)
    Purchases of premises and equipment                                   (2,270)     (1,806)
                                                                        --------    --------

               Net cash provided (used) by investing activities          (13,830)      3,179
                                                                        --------    --------

Financing Activities
    Net change in
        Deposits                                                          (5,159)     26,585
        Short-term borrowings                                              2,691      (6,988)
    Proceeds from trust preferred securities                               8,248
    Proceeds from long-term debt                                                       6,000
    Repayment of FHLB advances                                              (942)
    Cash dividends                                                        (1,476)     (1,283)
    Purchase of treasury shares                                                       (1,671)
    Proceeds from exercise of stock options                                                4
                                                                        --------    --------

               Net cash provided by financing activities                   3,362      22,647
                                                                        --------    --------

Net Change in Cash and Cash Equivalents                                   (8,459)     29,998

Cash and Cash Equivalents, Beginning of Year                              28,437      19,395
                                                                        --------    --------

Cash and Cash Equivalents, End of Year                                  $ 19,978    $ 49,393
                                                                        ========    ========

See notes to condensed consolidated financial statements and independent accountants' report.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of June 30, 2002, and December 31, 2001, and the results of its operations and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001 filed with the Commission.

Note 2, Earnings per Share

Earnings per share (EPS) were computed as follows:

                                                             Three Months Ended June 30              Six Months Ended June 30
                                                             --------------------------              ------------------------
                                                                 2002                2001                 2002            2001
                                                                 ----                ----                 ----            ----
Net income                                                 $    1,899          $    1,536           $    3,438      $    2,981
                                                           ==========          ==========           ==========      ==========
Weighted Average Shares                                     3,085,730           3,170,377            3,085,730       3,183,192
Effect of dilutive stock options                               29,327              13,655               27,843          15,362
                                                           ----------          ----------           ----------      ----------
Adjusted Weighted Average Shares used in the
calculation of diluted earnings per share
                                                            3,115,057           3,184,032            3,113,573       3,198,544
                                                           ==========          ==========           ==========      ==========
Basic earnings per share                                   $     0.62          $     0.48           $     1.11      $     0.94
Diluted earnings per share                                 $     0.61          $     0.48           $     1.10      $     .094

Note 3, Commitments

Outstanding commitments to extend credit as of June 30, 2002 total $34,069. Standby letters of credit as of June 30, 2002 total $2,098.

Note 4, Acquisition Update

In connection with the December 2001 acquisition of assets and assumption of liabilities of Sabina Bank, the allocation of the purchase price was completed in the first quarter of 2002 and is summarized as follows:

                                    December 10, 2001
              --------------------------------------------------------------
              Interest earning assets                     $        46,266
              Property and equipment                                1,627
              Core deposit intangible                               3,196
              Goodwill                                              3,490
              Other assets                                            497
                                                          ---------------
                Total assets acquired                              55,076
                                                          ---------------
              Deposits                                             41,977
              Other liabilities                                       145
                                                          ---------------
                Total liabilities assumed                          42,122
                                                          ---------------
                Net assets acquired                       $        12,954
                                                          ===============

Note 5, Trust Preferred Securities

During the second quarter of 2002, the Company participated in a securities sale commonly referred to as a "pooled trust preferred securities offering". In that offering, the Company issued to a trust controlled by the Company $8.248 million in thirty-year debt securities at a rate of interest adjustable quarterly equal to the three-month LIBOR rate plus 3.45% (currently 5.34%), and the trust issued capital securities to an unrelated party. The securities issued by the Company are classified as Tier 1 capital for regulatory purposes, and the interest is deductible for federal income tax purposes. The Company made a capital contribution of $8 million of these funds to the Bank to improve its regulatory capital ratios.

                         Independent Accountants' Report

Board of Directors
NB&T Financial Group, Inc.
Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2002 and the related condensed consolidated statements of income for the three- and six-month periods and cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ BKD, LLP

Cincinnati, Ohio

July 18, 2002

                         PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

Net income for the second quarter of 2002 was $1.90 million, an increase of 23.6% when compared to $1.54 million for the second quarter of 2001. Net income per share-basic was $0.62 for the second quarter of 2002, an increase of 29.2% from the $0.48 for the second quarter of 2001. Net income for the first six months of 2002 was $3.44 million, an increase of 15.3% from the same period of 2001. Net income per share-basic was $1.11 through June 30, 2002, compared to $0.94 through the same date in 2001, an increase of 18.1%.

Net interest income increased 34.8% to $6.04 million during the second quarter of 2002 compared to $4.48 million during the same quarter last year. Although interest income was approximately the same, interest expense decreased 26.6% when comparing these two amounts to the same period last year. Average interest-earning assets increased 10.4% to $618.5 million during the second quarter of 2002 compared to the second quarter of 2001, but the average tax-equivalent yield decreased to 6.73% from 7.44%. Average loans increased 5.4% to $384.7 million, while their average yield decreased from 8.29% in the second quarter of 2001 to 7.64% in the second quarter of 2002. Average securities increased 34.8% to $229.3 million, but their average tax-equivalent yield decreased from 7.03% for the second quarter last year to 5.70% for the second quarter of this year.

Average interest-bearing liabilities increased 11.3% to $566.7 million from the second quarter of last year, and were primarily invested in the securities portfolio. The volume growth in average interest-bearing liabilities was composed of $48.3 million in NOW and money market accounts and $27.9 million in additional long-term borrowing from The Federal Home Loan Bank of Cincinnati
(FHLB), while retail certificates of deposit decreased $21.1 million. The cost of interest-bearing liabilities decreased from 4.66% during the second quarter of last year to 3.07% in the second quarter of this year. Year to date net interest income increased 28.6% during the first half of 2002 compared to the first half of last year.

The tax equivalent net interest margin increased from 3.56% in the second quarter of 2001 to 4.06% in the second quarter of 2002.

Net interest income for the first six months of 2002 increased 28.6% from the same period last year. Average interest-earning assets increased 12.4% from last year, and the tax equivalent yield on these decreased from 7.84% to 6.87%. Interest-bearing liabilities increased 14.4%, while the cost decreased from 4.84% to 3.21%. Tax equivalent net interest margin was 3.92% during the first six months of 2002 versus 3.46% in 2001.

The provision for loan losses for the second quarter of 2002 was increased by $100,000 to $475,000 when compared to the second quarter of last year. Net charge-offs for the second quarter of 2002 were $537,000, .14% of average loans, compared to $316,000, .09% of average loans for the prior year. The provision for loan losses year-to-date 2002 was $850,000, compared to $750,000 for the same period in 2001. Net charge-offs year-to-date 2002 were .22% of average loans, compared to .15% for the prior year.

Non-interest income, excluding securities gains, was $2.27 million, 18.8% above the second quarter of 2001. Gains on the sale of securities totaled $34,000 in the second quarter of 2002, compared to

$260,000 in the second quarter of 2001. The increase in non-interest income was primarily due to increases in service charges on deposits, Bank Owned Life Insurance (BOLI) income and insurance agency commissions. Service charges on deposits increased 24.1% and were the result of increased accounts from acquired and opened branches. The increase in BOLI income was $258,000 and was related to a death benefit claim. Insurance agency commissions increased 31.4% as a result of higher annuity and property and casualty sales. Year-to-date non-interest income, excluding securities gains, was $4.23 million, 17.0% above the first half of 2001.

Non-interest expense increased 25.6% from the second quarter of last year, the primary reasons being a 20.8% increase in salaries and benefits expense, a 13.8% increase in occupancy and equipment expense related to the opening of three new branches, and the amortization of intangibles related to the acquisition of The Sabina Bank and two insurance agencies during 2001. The number of full-time equivalent employees has increased by forty-two as a result of this expansion. Other expense this quarter included a $70,000 donation related to the sale of excess buildings in Sabina as a result of that acquisition. For the first six months of 2002, non-interest expense was $10.80 million, 25.9% above the first six months of 2001.

Performance ratios for the second quarter of 2002 included a return on assets of 1.13%, and a return on equity of 14.83%. For the first half of 2002, return on assets was 1.02%, and return on equity was 13.50%.

Financial Condition

The changes that have occurred in the Company's financial condition during 2002 are as follows (in thousands):

                             June 30     December 31       Change      Change
                               2002          2001          Amount      Percent
                             -------     -----------       ------     --------
Total Assets                $679,956       $671,171       $ 8,785          1%
Loans                        384,427        382,714         1,713          -
Securities                   227,289        216,030        11,259          5
Demand deposits               51,489         52,734        (1,245)        (2)
Savings, Now, MMDA deposits  210,608        206,749         3,859          2
CD's $100,000 and over        39,187         45,158        (5,971)       (13)
Other time deposits          172,797        174,599        (1,802)        (1)
Total deposits               474,081        479,240        (5,159)        (1)
Short-term borrowing          24,746         22,055         2,691         12
Long-term borrowing          122,150        114,844         7,306          6
Shareholders' Equity          54,640         50,976         3,664          -


Total assets have increased $8.8 million as a result of funds generated from increases in short- and long-term borrowing during 2002. The increase in funds was primarily invested in the securities portfolio. Although the loan portfolio has remained at about the same level during the year, an $8.0 million increase in commercial loans was offset by a $7.6 million decrease in personal loans. The decrease in deposits has occurred primarily in the large certificates of public funds deposits.

During the second quarter of 2002, the Company participated in a securities sale commonly referred to as a "pooled trust preferred securities offering." In that offering, the Company issued to a trust controlled by the Company $8.248 million in thirty-year debt securities at a rate of interest adjustable quarterly equal to the three-month LIBOR rate plus 3.45% (currently 5.34%), and the trust issued capital securities to an unrelated party. The securities issued by the Company are classified as Tier 1 capital for regulatory purposes, and the interest is deductible for federal income tax purposes. The Company made a capital contribution of $8 million of these funds to the Bank to improve its regulatory capital ratios.

Average total assets grew 11.5% from the second quarter of 2001, to $671.5 million. This growth was primarily the result of the Sabina Bank acquisition in December of 2001, which added $47 million in assets to the Company.

Average total loans increased 5.4% to $384.7 million. The Sabina Bank acquisition added $31.3 million to the loan portfolio: $16.1 million in residential real estate loans, $8.0 million in personal loans, and $7.1 million in commercial loans. The average amount of commercial loans in the second quarter of 2002 grew $18.8 million (12.1%) compared to the second quarter of 2001, and the average amount of residential real estate loans grew $9.8 million (9.7%) between the two comparable periods.

The securities portfolio average for the second quarter 2002 has increased $59.2 million (34.8%) from the second quarter of last year. Most of the purchases were of U.S. Agency mortgage-backed securities with average lives in the three-year to five-year range.

Average total deposits increased 9.8% from the second quarter of 2001 to $426.5 million. Second quarter average interest-bearing liabilities grew $57.4 million (11.3%) from the second quarter average in 2001. Second quarter 2002 average interest-bearing transaction accounts increased $48.3 million (17.8%), average large certificates increased $17.6 million (40.4%), and average small certificates increased $10.3 million (6.5%), all from the second quarter average in 2001.

Average long-term borrowing increased $27.9 million (32.4%) from the second quarter of 2001. This increase was primarily invested in the securities portfolio. At June 30, 2002, the Bank had outstanding $113.7 million of total borrowings from the Federal Home Loan Bank (FHLB).

Total equity increased 9.3% from June 30, 2001 to $54.6 million at June 30, 2002. Book value per share was $17.03 at June 30, 2002, compared to $16.01 at June 30, 2001. Equity to assets was 8.04%, compared to 8.24% at the end of the second quarter of last year. The increases in total equity and book value per share are attributable primarily to net income and an increase in net unrealized gain on securities available for sale.

Allowance for Loan Losses

The following table sets forth certain information regarding the past due, non-accrual and renegotiated loans of the Company at the dates indicated (in thousands):

                                   June 30       December 31       June 30
                                    2002            2001            2001
                                   ------          ------          ------
Loans accounted for on
 non-accrual basis                 $5,290          $4,859          $7,896
Accruing loans which are
 past due 90 days or more           1,208             858             352
Renegotiated loans                      0               0               0
                                   ------          ------          ------
   Total                           $6,498          $5,860          $8,248
                                   ======          ======          ======

As of June 30, 2002 there were $4.1 million in thirteen non-accrual small business loans. The majority of this amount consisted of two relationships, one of which is $1.6 million in the nursing home business and has been making monthly payments since January 2002 following the signing of a forbearance agreement. The second relationship amounts to $1.7 million and is in the construction business. The customer has signed a forbearance agreement and has proceeded with an orderly liquidation of collateral, which should be adequate to satisfy the balance owed to the Company.

Non-accrual residential real estate loans consisted of twenty loans that total $1.0 million with the largest balance being $108,000. Non-accrual personal loans consisted of nine loans that total $137,000 with the largest balance being $40,000.

All loans are expected to be resolved through term payments or through liquidation of collateral in the normal course of business. Management is aware of one other loan totaling $2.0 million, which is not included in the non-performing categories at June 30, 2002, in which management through normal credit review procedures, has developed information regarding possible credit problems that could cause this borrower future difficulties in complying with present loan repayment terms.

The allowance for loan losses is an amount that management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. This evaluation is based on prior loan loss experience and such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

At June 30, 2002, the Company's allowance for loan losses totaled $3.81 million and was allocated to specifically classified loans and was generally based on a three-year net charge-off history. The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated (in thousands):

                                                   Six Months Ended
                                                       June 30
                                                     2002      2001
                                                   ------------------
Balance, beginning of period                        $3,810    $3,802
Charge-offs:
 Commercial                                            294        89
 Residential real estate                                81        44
 Installment                                           621       551
 Credit Card                                             -         -
 Other                                                   -        15
                                                    ------    ------
    Total                                              996       699
                                                    ------    ------
Recoveries:
 Commercial                                             26        10
 Residential real estate                                 2         -
 Installment                                           114       115
 Credit Card                                             -         -
 Other                                                   -         2
                                                    ------    ------
    Total                                              142       127
                                                    ------    ------
Net Charge-offs                                       (854)     (571)

Provision for loan losses                              850       750
                                                    ------    ------
Balance, end of period                              $3,806    $3,981
                                                    ======    ======

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at June 30, 2002, was 81.1%, compared to 83.5% at the same date in 2001. Loans to total assets were 56.5% at the end of the second quarter of 2002, compared to 59.7% at the same time last year. Management strives to keep this ratio below 70%. Of the total securities portfolio, 80% consists of available-for-sale securities that are readily marketable. Approximately 48% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 92% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 2002, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.03%, a Tier 1 risk-based capital ratio of 13.09%, and a Tier 1 leverage ratio of 8.03%.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Not applicable

Item 2  Changes in Securities and Use of Proceeds

On June 26, 2002, the Company issued $8.248 million in thirty-year Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures") to NB&T Statutory Trust I (the "Trust"), a trust created by the Company for this purpose. On the same date, the Trust sold for $8.0 million 8,000 Floating Rate Capital Securities, liquidation amount $1,000.00 each (the "Capital Securities"), to Preferred Term Securities VI, Ltd. A fee of $248,000 was paid to FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., which acted as placement agents.

The sale of the Debentures was exempt from registration under the Securities Act of 1933 (the "Act") as a non-public offering to a wholly-owned subsidiary of the Company under Section 4(2) of the Act. The Company made a capital contribution of $8.0 million of the proceeds from the issuance of the Debentures to the Bank to improve its regulatory capital ratios. The issuance of the Capital Securities was exempt from registration under the Act by Regulation S, as the Capital Securities were offered and sold solely to Preferred Term Securities VI, Ltd., a company organized under the laws of the Cayman Islands, to be held by Preferred Term Securities VI, Ltd.

Item 3  Defaults Upon Senior Securities
Not applicable

Item 4  Submission of Matters to a Vote of Security Holders
Not applicable

Item 6 - Exhibits and Reports on Form 8-K
       Exhibit 11. Statement regarding computation of earnings per share is contained in Part I.

       Exhibit 15  Accountants' acknowledgement.

       Exhibit 99 Safe harbor under the Private Securities Litigation Reform Act of 1995.

       Exhibit 99.2 Financial statements certification by CEO.

       Exhibit 99.3 Financial statements certification by CFO.

The Company filed a Form 8-K with the Securities and Exchange Commission on April 24, 2002 regarding a press release announcing the results of operations for the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NB&T FINANCIAL GROUP, INC.


Date:   August 8, 2002
                                             /s/ Charles L. Dehner
                                            -------------------------------
                                            Charles L. Dehner
                                            Treasurer, Executive Vice President,
                                            And Principal Accounting Officer