Form 10-Q
period 2002-09-30
NB&T FINANCIAL GROUP INC
filed 2002-11-13
CIK 908837

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                              --------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________________________ to _____________________

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

       Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes ___   No X
                                                         ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,209,804 shares of the Bank's common stock, without par value, were outstanding as of October 31, 2002.

                           NB&T FINANCIAL GROUP, INC.

                          SEPTEMBER 30, 2002 FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Income                          4

          Condensed Consolidated Statements of Cash Flows                      5

          Notes to Condensed Consolidated Financial Statements                 6

          Independent Accountants' Report                                      8

Item 2.   Management's Discussion and Analysis of Financial Condition          9
             and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          13

Item 4.   Controls and Procedures                                             13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 2    Changes in Securities and Use of Proceeds                           14

Item 3.   Defaults Upon Senior Securities                                     14

Item 4.   Submission of Matters to a Vote of Security Holders                 14


Item 5.   Other Information                                                   14


Item 6.   Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                    15

CERTIFICATION of CEO                                                          16

CERTIFICATION of CFO                                                          17

                  NB&T FINANCIAL GROUP, INC. AND SUBSIDIARY
                         Consolidated Balance Sheets
                               ($ in thousands)

Assets                                                                         September 30        December 31
                                                                                   2002                2001
                                                                           -----------------------------------------
                                                                               (Unaudited)
        Cash and due from banks                                              $         19,221    $         27,882
        Federal funds sold                                                              7,426                 468
        Interest-bearing demand deposits                                                4,564                  87
                                                                           ------------------     ---------------
        Cash and cash equivalents                                                      31,211              28,437
        Investment securities available for sale                                      175,733             171,600
        Investment securities held to maturity                                         44,474              44,430
        Loans held for sale                                                             1,262               1,848
        Loans, net of allowance for loan losses of $3,804 and $3,810                  383,564             378,904
        Premises and equipment                                                         14,915              13,758
        Federal Home Loan Bank and Federal Reserve Bank stock                           7,281               6,914
        Other assets                                                                   23,661              25,280
                                                                           ------------------     ---------------

               Total assets                                                  $        682,101    $        671,171
                                                                              ===============     ===============

Liabilities
        Deposits

           Noninterest bearing                                               $         50,383    $         52,734
           Interest bearing                                                           421,796             426,506
                                                                           ------------------     ---------------

               Total deposits                                                         472,179             479,240
        Short-term borrowings                                                          27,716              22,055
        Long term debt                                                                121,385             114,844
        Other liabilities                                                               4,292               4,056
                                                                           ------------------     ---------------

               Total liabilities                                                      625,572             620,195
                                                                           ------------------     ---------------

Commitments and contingencies

Equity for ESOP shares                                                                 12,380              12,683
                                                                           ------------------     ---------------

Stockholders' Equity
        Preferred stock, no par value
           Authorized and unissued-- 100,000 shares
        Common stock, no par value
           Authorized -- 6,000,000 shares
           Issued-- 3,818,950 shares                                                    1,000               1,000
        Capital surplus                                                                 9,147               9,129
        Retained earnings                                                              38,683              35,426
        Unearned ESOP shares, at cost 122,074 shares                                   (1,872)             (1,871)
        Treasury shares, at cost, 609,146 shares at 9/30/2002 and
             611,146 at 12/31/2001                                                     (5,229)             (5,246)
        Accumulated other comprehensive income                                          2,420                (145)
                                                                           ------------------     ---------------

               Total stockholders' equity                                              44,149              38,293
                                                                           ------------------     ---------------

               Total liabilities and stockholders' equity                  $          682,101    $        671,171
                                                                           ==================     ===============

See notes to condensed consolidated financial statements.

                   NB&T FINANCIAL GROUP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                  ($ in thousands, except per share amounts)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30                    September 30
                                                   -----------------------------------------------------------------
                                                         2002            2001            2002            2001
                                                   -----------------------------------------------------------------
                                                                             (Unaudited)
    Interest Income
        Loans receivable                             $      7,335    $      7,547    $      22,085   $     23,111
        Investment securities
           Taxable                                          2,199           2,010            6,811          5,792
           Tax exempt                                         678             679            2,034          2,032
        Federal funds sold                                     27             208              113            616
        Deposits with financial institutions                    3               4                8              9
                                                      -----------     -----------     ------------    -----------
               Total interest income                       10,242          10,448           31,051         31,560
                                                      -----------     -----------     ------------    -----------

    Interest Expense
        Deposits                                            2,622           4,164            8,711         13,066
        Short-term borrowings                                  95             280              279          1,147
        Long-term debt                                      1,550           1,209            4,405          3,466
                                                      -----------     -----------     ------------    -----------
               Total interest expense                       4,267           5,653           13,395         17,679
                                                      -----------     -----------     ------------    -----------

    Net Interest Income                                     5,975           4,795           17,656         13,881
        Provision for loan losses                             550             375            1,400          1,125
                                                      -----------     -----------     ------------    -----------

    Net Interest Income After Provision for                 5,425           4,420           16,256         12,756
                                                      -----------     -----------     ------------    -----------
        Loan Losses

    Other Income

        Fiduciary activities                                  243             324              710            936
        Service charges on deposit accounts                   683             514            1,833          1,421
        ATM network fees                                      141             203              457            620
        Insurance agency commissions                          662             444            1,776          1,179
        Securities gains                                        -               -               34            260
        Other income                                          427             431            1,611          1,222
                                                      -----------     -----------     ------------    -----------

               Total other income                           2,156           1,999            6,421          5,875
                                                      -----------     -----------     ------------    -----------
    Other Expenses

        Salaries and employee benefits                      2,913           2,354            8,257          6,696
        Net occupancy expenses                                288             268              879            756
        Equipment expenses                                    638             675            2,073          1,906
        State franchise tax                                   141             143              413            425
        Marketing                                             165             134              563            404
        Other expenses                                      1,225           1,115            3,986          3,081
                                                      -----------     -----------     ------------    -----------

               Total other expenses                         5,370           4,689           16,171         13,268
                                                      -----------     -----------     ------------    -----------

    Income Before Income Tax                                2,211           1,730            6,506          5,363
        Income tax expense                                    484             342            1,341            994
                                                      -----------     -----------     ------------    -----------

    Net Income                                       $      1,727    $      1,388    $       5,165   $      4,369
                                                      ===========     ===========     ============    ===========

    Basic Earnings per Share                         $       0.56    $       0.45    $       1.67    $       1.38
                                                      ===========     ===========     ===========     ===========

    Diluted Earnings per Share                       $       0.55    $       0.45    $       1.66    $       1.38
                                                      ===========     ===========     ===========     ===========

See notes to condensed consolidated financial statements.

                  NB&T FINANCIAL GROUP, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                               ($ in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30
                                                                            ----------------------------------------
                                                                                   2002                2001
                                                                            ----------------------------------------
                                                                                          (Unaudited)
Operating Activities
    Net income                                                                $          5,165   $          4,369
    Items not requiring cash
        Provision for loan losses                                                        1,400              1,125
        Depreciation and amortization                                                    1,407              1,067
        Investment securities amortization (accretion), net                                545
        FHLB stock dividend                                                               (232)              (322)
        Other                                                                              (45)              (821)
        Net change in
           Loans held for sale                                                             586                 83
           Other assets and liabilities                                                    534                589
                                                                               --------------- ------------------

               Net cash provided by operating activities                                 9,360              6,090
                                                                               --------------- ------------------

Investing Activities
    Purchases of securities available for sale                                        (103,833)          (115,770)
    Proceeds from sale of securities available for sale                                  2,425              8,260
    Proceeds from maturities of securities available for sale                          100,606             66,837
    Purchase of Federal Reserve Bank stock                                                (135)
    Net change in loans                                                                 (6,060)            11,280
    Proceeds from sale of equipment                                                        110
    Acquisition of insurance agencies                                                        -               (540)
    Purchases of premises and equipment                                                 (2,650)            (2,618)
                                                                               ----------------   ----------------

               Net cash provided (used) by investing activities                         (9,537)           (32,551)
                                                                               -----------------------------------

Financing Activities
    Net change in
        Deposits                                                                        (7,061)            26,710
        Short-term borrowings                                                            5,661              3,300
    Proceeds from trust preferred securities                                             8,248
    Proceeds from long-term debt                                                             -             31,000
    Repayment of FHLB advances                                                          (1,707)
    Cash dividends                                                                      (2,214)            (1,938)
    Purchase of treasury shares                                                              -             (1,671)
    Proceeds from exercise of stock options                                                 24                 24
                                                                               --------------- ------------------

               Net cash provided by financing activities                                 2,951             57,425
                                                                               --------------- ------------------

Net Change in Cash and Cash Equivalents                                                  2,774             30,964

Cash and Cash Equivalents, Beginning of Year                                            28,437             19,395
                                                                               --------------- ------------------
Cash and Cash Equivalents, End of Year                                        $         31,211   $         50,359
                                                                               =============== ==================

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             September 30, 2002
                                (unaudited)

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of September 30, 2002, and December 31, 2001, and the results of its operations and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001 filed with the Commission.

Note 2, Earnings per Share

Earnings per share (EPS) were computed as follows (dollars in thousands, except per share data):

                                                        Three Months Ended September 30                      Nine Months Ended
                                                        -------------------------------                      -----------------
                                                                                                                 September  30
                                                                                                                 -------------
                                                               2002                2001                 2002              2001
                                                               ----                ----                 ----              ----
Net income                                                   $1,727              $1,388               $5,165            $4,369
                                                             ======              ======               ======            ======
Weighted Average Shares                                   3,086,331           3,116,523            3,085,933         3,160,725
Effect of dilutive stock options                             27,659              15,526               27,480            14,409
                                                             ------              ------               ------            ------
Adjusted Weighted Average Shares used in the
calculation of diluted earnings per share
                                                          3,113,990           3,132,049            3,113,412         3,175,134
                                                          =========           =========            =========         =========
Basic earnings per share                                      $0.56               $0.45                $1.67             $1.38
Diluted earnings per share                                    $0.55               $0.45                $1.66             $1.38

Note 3, Commitments

Outstanding commitments to extend credit as of September 30, 2002 total $35,217,000. Standby letters of credit as of September 30, 2002 total $1,606,000.

Note 4, Acquisition Update

In connection with the December 2001 acquisition of assets and assumption of liabilities of Sabina Bank, the allocation of the purchase price was completed in the first quarter of 2002 and is summarized as follows (thousands):

                              December 10, 2001
   -----------------------------------------------------------------------
    Interest earning assets                         $          46,266
    Property and equipment                                      1,627
    Core deposit intangible                                     3,196
    Goodwill                                                    3,490
    Other assets                                                  497
                                                      ---------------
      Total assets acquired                                    55,076
                                                      ---------------
    Deposits                                                   41,977
    Other liabilities                                             145
                                                      ---------------
      Total liabilities assumed                                42,122
                                                      ---------------
      Net assets acquired                           $          12,954
                                                     ----------------

Note 5, Trust Preferred Securities

During the second quarter of 2002, the Company participated in a securities sale commonly referred to as a "pooled trust preferred securities offering". In that offering, the Company issued to a trust controlled by the Company $8.248 million in thirty-year debt securities at a rate of interest adjustable quarterly equal to the three-month LIBOR rate plus 3.45% (currently 5.24%), and the trust issued capital securities to an unrelated party. The securities issued by the Company are classified as Tier 1 capital for regulatory purposes, and the interest is deductible for federal income tax purposes. The Company made a capital contribution of $8 million of these funds to the Bank to improve its regulatory capital ratios.

Note 6, Allowance for Loan Losses

Credit risk is the risk of loss from a customer default on a loan. The Bank has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and special procedures for the collection of problem loans. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. The determination of the allowance for loan losses is a critical accounting policy which involves estimates and management's judgment on a number of factors such as net charge-offs, delinquencies in the loan portfolio and general economic conditions. The Bank considers the allowance for loan losses of $3.8 million adequate to cover losses inherent in the loan portfolio as of September 30, 2002. However, no assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and the Bank's on-going credit review process, will not require significant increases in the allowance for loan losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in the Bank's markets may have an adverse impact on the adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.
                                       7

                        Independent Accountants' Report
                        -------------------------------

Board of Directors
NB&T Financial Group, Inc.
Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2002, and the related condensed consolidated statements of income for the three- and nine-month periods and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

October 11, 2002

                       PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operation
--------------------

Net income for the third quarter of 2002 was $1.73 million, an increase of 24.4% when compared to $1.39 million for the third quarter of 2001. Net income per share-basic was $0.56 for the third quarter of 2002, an increase of 24.4% from the $0.45 for the third quarter of 2001. Net income for the first nine months of 2002 was $5.17 million, an increase of 18.2% from the same period of 2001. Net income per share-basic was $1.67 through September 30, 2002, compared to $1.38 through the same date in 2001, an increase of 21.1%.

Net interest income increased 24.6% to $5.98 million during the third quarter of 2002 compared to $4.80 million during the same quarter last year. Although interest income was approximately the same, interest expense decreased 24.5% when comparing these two amounts to the same period last year. Average interest-earning assets increased 10.2% to $629.3 million during the third quarter of 2002 compared to the third quarter of 2001, but the average tax-equivalent yield decreased to 6.61% from 7.43%. Average loans increased 7.1% to $390.0 million, while their average yield decreased from 8.24% in the third quarter of 2001 to 7.48% in the third quarter of 2002. Average securities increased 27.5% to $231.3 million, but their average tax-equivalent yield decreased from 6.39% for the third quarter last year to 5.33% for the third quarter of this year.


Average interest-bearing liabilities increased 9.5% to $571.9 million from the third quarter of last year. The volume growth in average interest-bearing liabilities was composed of $41.1 million in savings, NOW and money market accounts, and $30.3 million in additional long-term borrowing. Jumbo certificates of deposit decreased $17.2 million. The cost of interest-bearing liabilities decreased from 4.29% during the third quarter of last year to 2.96% in the third quarter of this year.


The tax equivalent net interest margin increased from 3.50% in the third quarter of 2001 to 3.92% in the third quarter of 2002.

Net interest income for the first nine months of 2002 increased 27.2% from the same period last year. Average interest-earning assets increased 11.7% from last year, while the tax equivalent yield on these assets decreased from 7.53% to 6.64%. Interest-bearing liabilities increased 12.7%, while the cost decreased from 4.65% to 3.13%. Tax equivalent net interest margin was 3.92% during the first nine months of 2002, compared to 3.48% in 2001.

The provision for loan losses for the third quarter of 2002 was increased by $175,000 to $550,000 when compared to the third quarter of last year. Net charge-offs for the third quarter of 2002 were $552,000, .14% of average loans, compared to $704,000, .19% of average loans, for the prior year. The provision for loan losses year-to-date 2002 was $1,400,000, compared to $1,125,000 for the same period in 2001. Net charge-offs year-to-date 2002 were .36% of average loans, compared to .35% for the prior year.

Non-interest income was $2.16 million, 7.9% above the third quarter of 2001. The increase in non-interest income included an increase of 32.9% in service charges on deposits, primarily overdraft fees, business account charges, and debit card revenue. Insurance agency commissions increased 49.1% as a result of agency acquisitions and increased annuity sales. Decreases were recorded in trust income, due to the decline in market values, and ATM network fees, due to a lesser number of machines deployed. Year-to-date non-interest income, excluding securities gains, was $6.39 million, 13.7% above the same period of 2001. Gains on the sale of securities totaled $34,000 in 2002, compared to $260,000 recorded in 2001.

Non-interest expense increased 14.5% from the third quarter of last year, the primary reasons being increases in salaries and benefits expense and amortization of intangibles. These expenses are higher because of the opening of three new branches, the acquisition of The Sabina Bank, and the acquisition of two insurance agencies during 2001. The number of full-time equivalent employees at September 30, 2002, has increased by twenty-three from the same date last year as a result of this expansion. Amortization of intangibles for the third quarter of 2002 was $157,000 higher than the same quarter last year. For the first nine months of 2002, non-interest expense was $16.2 million, 21.9% above the first nine months of 2001.

Performance ratios for the third quarter of 2002 included a return on assets of 1.01%, and a return on equity of 12.42%. For the first nine months of 2002, return on assets was 1.02%, and return on equity was 13.12%.

Financial Condition
-------------------

The changes that have occurred in the Company's financial condition during 2002 are as follows (in thousands):

                                       Sept. 30              Dec. 31              Change            Change
                                           2002                 2001              Amount           Percent
                                  --------------     ----------------     ---------------     -------------
Total Assets                          $ 682,101            $ 671,171            $ 10,930                 2
Loans                                   387,368              382,714               4,654                 1
Securities                              220,207              216,030               4,177                 2
Demand deposits                          50,383               52,734             (2,351)               (4)
Savings, NOW, MMDA deposits             215,614              206,749               8,865                 4
CD's $100,000 and over                   37,211               45,158             (7,947)              (18)
Other time deposits                     168,971              174,599             (5,628)               (3)
Total deposits                          472,179              479,240             (7,061)               (1)
Short-term borrowing                     27,716               22,055               5,661                26
Long-term borrowing                     121,385              114,844               6,541                 6
Shareholders' equity                     56,529               50,976               5,553                11

Total assets have increased $10.9 million as a result of funds generated from earnings and increases in short- and long-term borrowing during 2002. The increase in funds was invested in the loan and securities portfolios. The $4.7 million increase in the loan portfolio consisted of an $8.1 million increase in commercial loans and a $1.4 million increase in real estate loans, offset by a $5.4 million decrease in personal loans. The decrease in deposits has occurred primarily in certificates of deposit.

During the second quarter of 2002, the Company participated in a securities sale commonly referred to as a "pooled trust preferred securities offering." In that offering, the Company issued to a trust controlled by the Company $8.248 million in thirty-year debt securities at a rate of interest adjustable quarterly equal to the three-month LIBOR rate plus 3.45% (currently 5.24%), and the trust issued capital securities to an unrelated party. The securities issued by the Company are classified as Tier 1 capital for regulatory purposes, and the interest is deductible for federal income tax purposes. The Company made a capital contribution of $8 million of these funds to the Bank to improve its regulatory capital ratios.

Average total assets grew 10.5% from the third quarter of 2001, to $680.0 million. This growth was primarily the result of the Sabina Bank acquisition in December of 2001, which added $47 million in assets to the Company.

Average total loans increased 7.1% to $390.0 million when comparing third quarters. The Sabina Bank acquisition added $31.3 million to the loan portfolio:
$16.1 million in residential real estate loans, $8.0 million in personal loans, and $7.1 million in commercial loans. The average amount of commercial loans in the third quarter of 2002 grew $17.3 million (10.9%) compared to the third quarter of 2001, and the average amount of residential real estate loans grew $12.4 million (12.6%) between the two comparable periods.


The securities portfolio average for the third quarter 2002 has increased $49.9 million (27.5%) from the third quarter of last year. Most of the purchases were of U.S. Agency mortgage-backed securities with average lives in the three-year to five-year range.

Average total deposits increased 6.5% from the third quarter of 2001 to $422.9 million. Third quarter average interest-bearing liabilities grew $49.5 million (9.5%) from the third quarter average in 2001. Third quarter 2002 average interest-bearing transaction accounts increased $41.1 million (23.8%), average large certificates decreased $17.2 million (31.3%), and average small certificates increased $2.0 million (1.2%), all from the third quarter average in 2001.


Average long-term borrowing increased $30.3 million (33.1%) from the third quarter of 2001, and was primarily used to fund securities purchases. At September 30, 2002, the Bank had outstanding $112.9 million of total borrowings from the Federal Home Loan Bank (FHLB).

Total equity increased 10.3% from September 30, 2001 to $56.5 million at September 30, 2002. Book value per share was $17.61 at September 30, 2002, compared to $16.41 at September 30, 2001. Equity to assets was 8.29%, compared to 7.97% at the end of the third quarter of last year. The increases in total equity and book value per share are attributable primarily to net income and an increase in net unrealized gain on securities available for sale.


Allowance for Loan Losses
-------------------------

The following table sets forth certain information regarding the past due, non-accrual and renegotiated loans of the Company at the dates indicated (in thousands):

                                    Sept. 30       Dec. 31      Sept. 30
                                        2002          2001          2001
                                 ------------  ------------  ------------
Loans accounted for on
  non-accrual basis                  $ 4,205       $ 4,859       $ 4,205
Accruing loans which are
  past due 90 days or more             1,825           858           501
Renegotiated loans                         -             -             -
                                     -------       -------       -------
    Total                            $ 6,030       $ 5,717       $ 4,706
                                    ========      ========      ========


As of September 30, 2002, there were $3.0 million in fourteen non-accrual small business loans. The majority of this amount consisted of two relationships, one of which consisted of loans totaling $1.5 million in the nursing home business, on which monthly payments have been made since January 2002, following the signing of a forbearance agreement. The second relationship amounts to $744,000 and is in the construction business. The customer has signed a forbearance agreement and is proceeding with an orderly liquidation of collateral, which should be adequate to satisfy the balance owed to the Company.


Non-accrual residential real estate loans consisted of seventeen loans that total $919,000, with the largest individual balance being $116,000. Non-accrual personal loans consisted of twelve loans that total $203,000, with the largest individual balance being $72,000.

All loans are expected to be resolved through term payments or through liquidation of collateral in the normal course of business. In addition, management has identified a loan relationship totaling $2.0 million that is not included in the non-performing categories at September 30, 2002, but about which management, through normal credit review procedures, has become aware of information regarding possible credit problems that could cause the borrower future difficulties in complying with present loan repayment terms. The relationship is current and on accrual status as of September 30, 2002.

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

At September 30, 2002, the Company's allowance for loan losses totaled $3.80 million and was allocated to specifically classified loans, generally based on a three-year net charge-off history. The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated (in thousands):

                                               Nine months ended Sept. 30
                                               --------------------------
                                                   2002                   2001
                                          --------------         --------------
Balance, beginning of period                    $ 3,810                $ 3,802
Charge-offs:
    Commercial                                      593                    432
    Residential real estate                         117                     44
    Installment                                     941                    969
    Credit card                                       -                      -
    Other                                             -                     16
                                               --------               --------
      Total                                       1,651                  1,461

Recoveries:
    Commercial                                       54                     29
    Residential real estate                           7                      -
    Installment                                     184                    156
    Credit card                                       -                      -
    Other                                             -                      2
                                               --------               --------
      Total                                        245                    187
                                               --------               --------

Net charge-offs                                 (1,406)                (1,274)
Provision for loan losses                        1,400                  1,125
                                               --------               --------
Balance, end of period                         $ 3,804                $ 3,653
                                               ========               ========

Liquidity and Capital Resources
-------------------------------


Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2002, was 82.0%, compared to 83.4% at the same date in 2001. Loans as a percentage of total assets were 56.8% at the end of the third quarter of 2002, compared to 56.2% at the same time last year. Management strives to keep this ratio below 70%. Of the total securities portfolio, 80% consists of available-for-sale securities that are readily marketable. Approximately 62% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 92% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.


The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 2002, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.16%, a Tier 1 risk-based capital ratio of 13.24%, and a Tier 1 leverage ratio of 8.11%.

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

Item 4 - Controls and Procedures
--------------------------------

(a) The Company's principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company's disclosure controls and procedures as of November 8, 2002, that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------
Not applicable

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------
Not applicable

Item 3 - Defaults Upon Senior Securities
----------------------------------------
Not applicable


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Not applicable

Item 5 - Other Information
--------------------------
Not applicable


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
       Exhibit 10.1 NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

       Exhibit 10.2 NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement.

       Exhibit 15  Accountants' acknowledgement.

       Exhibit 99 Safe harbor under the Private Securities Litigation Reform Act of 1995.

       Exhibit 99.2  Financial statements certification by CEO.

       Exhibit 99.3  Financial statements certification by CFO.


The Company filed a Form 8-K with the Securities and Exchange Commission on July 24, 2002 regarding a press release announcing the results of operations for the second quarter of 2002.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NB&T FINANCIAL GROUP, INC.


Date:              November 8, 2002          /s/ Charles L. Dehner
                                            ----------------------------
                                            Charles L. Dehner
                                            Treasurer, Executive Vice President,
                                            And Principal Accounting Officer

                                CERTIFICATIONS
                                --------------

         I, Timothy L. Smith, the President and Chief Executive Officer of NB&T Financial Group, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of NB&T Financial Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                     /s/ Timothy L. Smith
                                         ----------------------
                                         Timothy L. Smith

         I, Charles L. Dehner, the Executive Vice President and Treasurer of NB&T Financial Group, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of NB&T Financial Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                    /s/ Charles L. Dehner
                                         ----------------------
                                         Charles L. Dehner