Form 10-K
period 2002-12-31
NB&T FINANCIAL GROUP INC
filed 2003-03-21
CIK 908837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    --------

                         Commission file number 0-23134

                           NB&T FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Ohio                                              31-1004998
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

  48 N. South Street, Wilmington, Ohio                           45177
(Address of principal executive offices)                       (Zip Code)

                  Registrant's telephone number: (513) 382-1441

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to 12(g) of the Act:

                        Common Shares, without par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $24.00 per share on February 25, 2003. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $41,690,592.

As of March 19, 2003, 3,231,432 common shares were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K:

1.   Board of Directors;
2.   Executive Officers;
3.   Section 16(a) Beneficial Ownership Reporting Compliance;
4.   Compensation of Executive Officers and Directors;
5. Voting Securities and Ownership of Certain Beneficial Owners and Management; and
6.   Certain Relationships and Related Transactions.

                           NB&T FINANCIAL GROUP, INC.
                      For the Year Ended December 31, 2002
                                Table of Contents

                                                                      Page
                                                                      ----
                             PART I
  Item 1:   Business                                                    3
  Item 2:   Properties                                                 13
  Item 3:   Legal Proceedings                                          13
  Item 4:   Submission of Matters to a Vote of Security Holders        13

                            Part II
  Item 5:   Market for Registrant's Common Equity and Related
             Stockholder Matters                                       14
  Item 6:   Selected Financial Data                                    15
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       16
  Item 7A:  Quantitative and Qualitative Disclosures About
             Market Risk                                               26
  Item 8:   Financial Statements and Supplementary Data                27
  Item 9:   Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                    60

                            Part III
  Item 10:  Directors and Executive Officers of the Registrant         60
  Item 11:  Executive Compensation                                     60
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                            60
  Item 13:  Certain Relationships and Related Transactions             60
  Item 14:  Controls and Procedures                                    60

                            Part IV
  Item 15:  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                       61

Exhibit Index                                                          61

Signatures                                                             62

Certifications                                                         63

                                     PART I

Item 1. Description of Business

                                     GENERAL

NB&T Financial Group, Inc. ("NB&T Financial"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the "Bank"). The Bank is engaged in the commercial banking business in Southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank's 21 full-service offices. In addition, the Bank has one office which has drive-in facilities only and two remote service units. The Bank has also installed 65 cash dispensers in convenience stores in three states as of the end of 2002. The Bank also has a trust department which presently administers 696 accounts having combined assets of $196 million.

In December 2001, NB&T Financial acquired a majority of the assets, totaling $48 million, and assumed the deposit liabilities, totaling $42 million, of Sabina Bank located in Sabina, Ohio, for an aggregate cash purchase price of approximately $12.9 million.

The Bank operates its wholly-owned subsidiary NB&T Insurance Agency, Inc. ("NB&T Insurance"). NB&T Insurance has four locations, with its principal office in Wilmington, Ohio. During 2002, the Bank acquired one agency located in Hillsboro, Ohio for a total of approximately $50,000 cash. This agency was merged into NB&T Insurance. NB&T Insurance sells a full line of insurance products, including: property and casualty, life, health, and annuities.

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

                           FORWARD-LOOKING STATEMENTS

Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "may increase," "may fluctuate," "will likely result," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could" are generally forward-looking in nature and not historical facts. Results could differ materially from those expressed in such forward-looking statements due to a number of factors, including (1) the effect of economic conditions and interest rates on a national, regional or international basis; (2) competitive pressures in the retail banking, financial services, insurance and other industries; (3) the financial resources of, and products available to, competitors; (4) changes in laws and regulations, including changes in accounting standards; (5) changes in policy by regulatory agencies; and (6) changes in the securities markets. Any forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results could differ materially from those contemplated by those forward-looking statements. Many of the factors that will determine these results are beyond the Company's ability to control or predict. The Company disclaims any duty to update any forward-looking statements, all of which are qualified by the statements in this section.

Lending Activities

General. The Bank's income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2002, regarding the net dollar amount of certain loans maturing in the Bank's portfolio, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less (thousands):

                            Due 0-1 Year   Due 1-5 Years   Due 5+ Years     Total
                            ------------   -------------   ------------   --------
Commercial And Industrial     $16,353         $36,925        $55,235      $108,513
Commercial Real Estate            278           5,746         22,155        28,179
Agricultural                    8,977           4,517          7,363        20,857
                              -------         -------        -------      --------
Total                         $25,608         $47,188        $84,753      $157,549
                              =======         =======        =======      ========

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 2002, which have predetermined interest rates and floating or adjustable interest rates (thousands):

                            Predetermined      Floating or
                                Rates       Adjustable Rates    Total
                            -------------   ----------------   --------
Commercial And Industrial      $36,676           $55,484       $ 92,160
Commercial Real Estate           5,959            21,943         27,902
Agricultural                     3,961             7,918         11,879
                               -------           -------       --------
Total                          $46,596           $85,345       $131,941
                               =======           =======       ========

Commercial and Industrial Lending. Commercial and industrial lending has been an area of growth for the Bank. The Bank originates loans to businesses in its market area, including "floor plan" loans to automobile dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $5,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. At December 31, 2002 the Bank had $108.5 million, or 28% of total loans, invested in commercial and industrial loans. Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

Commercial Real Estate. The Bank makes loans secured by commercial real estate located in its market area. Such loans generally are adjustable-rate loans for terms of up to 20 years. The types of properties securing loans in the Bank's portfolio include warehouses, retail outlets and general industrial use properties. At December 31, 2002, the Bank had $28.2 million, or 7% of total loans, invested in commercial real estate loans. Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

Agricultural Loans. The Bank makes agricultural loans, which include loans to finance farm operations, equipment purchases, and land acquisition. The repayment of such loans is significantly dependent upon income from farm operations, which can be adversely affected by weather and other physical conditions, government policies and general economic conditions. At December 31, 2002, the Bank had $20.9 million, or 5% of total loans, invested in agricultural loans.

Residential Real Estate. The Bank makes loans secured by one- to four-family residential real estate and multi-family (over four units) real estate located in its market area. The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate loans with terms of 15 to 30 years are typically originated for sale in the secondary market. ARMs are held in the Bank's portfolio. At December 31, 2002, the Bank had $141.4 million, or 37% of total loans, invested in residential real estate loans.

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

At December 31, 2002, the Bank had $74.5 million, or 19% of total loans, invested in installment loans. The Bank has reduced its efforts to originate new and used automobile loans due to increased competition and narrowing interest rate spreads. The Bank expects to continue, subject to market conditions, to expand its other consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers.

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

Allowance for Loan Losses. Federal regulations require that the Bank establish prudent general allowances for loan losses. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical trends in the level of non-performing assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2002, the Bank's allowance for loan losses totaled $4.0 million, of which 61% was allocated to specific credits, and the rest was allocated based on previous charge-off experience, portfolio risk, economic conditions and anticipated loan growth.

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance.

     The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated (dollars in thousands):

                                                                     December 31,
                                                 ----------------------------------------------------
                                                   2002       2001       2000       1999       1998
                                                 --------   --------   --------   --------   --------
     Balance at beginning of period              $  3,810   $  3,802   $  3,222   $  2,641   $  2,761

     Charge-offs:
        Commercial and industrial                    (486)      (691)      (858)      (200)      (702)
        Commercial real estate                        (53)       (50)       (15)       (10)       (45)
        Agricultural                                  (53)      (119)      (107)       (10)        --
        Residential real estate                      (238)      (150)       (66)        (9)        --
        Installment                                (1,346)    (1,318)      (825)      (842)      (681)
        Other                                          (9)       (18)        --         --         (7)
                                                 --------   --------   --------   --------   --------
           Total charge-offs                       (2,185)    (2,346)    (1,871)    (1,071)    (1,435)
                                                 --------   --------   --------   --------   --------

     Recoveries:
        Commercial and industrial                      49         33         62         27          7
        Commercial real estate                         --         --         --          9         --
        Agricultural                                   10          9          5         --         --
        Residential real estate                         7          2          1          1         --
        Installment                                   219        188        183        213        145
        Other                                          --         --          1          2         13
                                                 --------   --------   --------   --------   --------
           Total recoveries                           285        232        252        252        165
                                                 --------   --------   --------   --------   --------

     Net charge-offs                               (1,900)    (2,114)    (1,619)      (819)    (1,270)
     Acquired in acquisition                                     622
     Provision for possible loan losses             2,100      1,500      2,199      1,400      1,150
                                                 --------   --------   --------   --------   --------

     Balance at end of period                    $  4,010   $  3,810   $  3,802   $  3,222   $  2,641
                                                 ========   ========   ========   ========   ========

     Ratio of net charge-offs to average loans
        outstanding during the period                0.49%      0.58%      0.44%      0.25%      0.44%
                                                 ========   ========   ========   ========   ========

     Average loans outstanding                   $385,324   $366,190   $367,419   $330,734   $287,674
                                                 ========   ========   ========   ========   ========

The distribution of the Company's allowance for losses on loans at December 31, 2002 is as follows (thousands):

                                     Loans in Each Category
                                       as a Percentage of
                            Amount        Total Loans
                            ------   ----------------------
Commercial and industrial   $  314            28%
Commercial real estate       2,130             9
Agricultural                   152             6
Residential real estate        332            37
Installment                    896            19
Other                            4             1
Unallocated                    182            --
                            ------           ---
   Total                    $4,010           100%
                            ======           ===

Investment Activities

     The following table sets forth the composition of the Bank's securities portfolio, based on amortized cost, at the dates indicated (thousands):

                                                      At December 31,
                                              ------------------------------
                                                2002       2001       2000
                                              --------   --------   --------
     Securities available for sale:
     U.S. Treasuries & U.S. agency notes      $ 44,315   $ 54,117   $ 49,641
     U.S. agency mortgage-backed securities    101,495     96,071     39,857
     Other mortgage-backed securities            3,077      5,021     11,164
     Municipals                                  8,576      8,572      8,567
     Other securities                            8,010      8,010         10
                                              --------   --------   --------
        Total securities available for sale    165,473    171,791    109,239
                                              --------   --------   --------

     Securities held to maturity:
     Municipals                                 44,490     44,430     44,374
                                              --------   --------   --------

        Total securities held to maturity       44,490     44,430     44,374
                                              --------   --------   --------

     Total securities                         $209,963   $216,221   $153,613
                                              ========   ========   ========

The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 2002. U.S. agency mortgage-backed securities are categorized according to their expected prepayment speeds. All other securities are categorized based on contractual maturity. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations. Yields do not include the effect of income taxes (dollars in thousands).

                                      Less than 1 Year         1 to 5 Years           5 to 10 Years         Over 10 Years
                                    --------------------   --------------------   --------------------   --------------------
                                                Weighted               Weighted               Weighted               Weighted
                                    Amortized   Average    Amortized   Average    Amortized   Average    Amortized   Average
                                       Cost      Yield       Cost       Yield       Cost       Yield        Cost      Yield
                                    ---------   --------   ---------   --------   ---------   --------   ---------   --------
Securities available for sale:
U.S. Treasuries & U.S. agency
   notes                             $   --          0%    $ 40,075      3.57%     $ 4,240      3.59%     $    --         0%
U.S. agency mortgage-backed
   securities                         3,306       6.48       64,343      5.33       33,193      4.85          654      6.20
Other mortgage-backed securities      3,046       2.04           30      2.57           --        --           --        --
Municipals                               --         --           --        --           --        --        8,576      3.78
Other securities                         --         --           --        --           --        --        8,010      3.18
                                     ------                --------                -------                -------
Total securities available for
   sale                               6,352       4.35      104,448      3.30       37,433      4.79       17,240      3.59
                                     ------                --------                -------                -------
Securities held to maturity:
Municipals                              989       9.15          100      4.50           --        --       43,401      5.04
                                     ------                --------                -------                -------

Total securities held to maturity       989       9.15          100      4.50           --        --       43,401      5.04
                                     ------                --------                -------                -------

Total securities                     $7,341       5.00%    $104,548      3.30%     $37,433      4.79%     $60,641      4.63%
                                     ======                ========                =======                =======

                                            Total
                                    --------------------
                                                Weighted
                                    Amortized   Average
                                       Cost      Yield
                                    ---------   --------
Securities available for sale:
U.S. Treasuries & U.S. agency
   notes                            $ 44,315      3.57%
U.S. agency mortgage-backed
   securities                        101,496      5.22
Other mortgage-backed securities       3,076      2.04
Municipals                             8,576      3.78
Other securities                       8,010      3.18
                                    --------
Total securities available for
   sale                              165,473      3.75
                                    --------
Securities held to maturity:
Municipals                            44,490      5.13
                                    --------

Total securities held to maturity     44,490      5.13
                                    --------

Total securities                    $209,963      4.04%
                                    ========

Trust Services

The Bank received trust powers in 1922 and currently holds $196 million in net assets held in 696 accounts on December 31, 2002 in the Trust Department. These assets are not included in the Bank's balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department includes investment management, estate planning and administration, tax and financial planning and employee benefit plan administration. The Trust Department also provides investment services to customers of the Bank and others, enabling them to purchase fixed annuities, variable annuities, mutual funds, and stocks and bonds. The Trust Department is staffed by four officers and five staff members and generated $926,000 in fee income during 2002.

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

          The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated (thousands):

          Maturity                     At December 31, 2002
          --------------------------   --------------------
          Three months or less               $13,410
          Over 3 months to 6 months           11,511
          Over 6 months to 12 months          13,070
          Over twelve months                   4,642
                                             -------

             Total                           $42,633
                                             =======

Borrowings. The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. The Bank currently has outstanding $108.3 million of borrowings from the Federal Home Loan Bank used primarily to fund the purchase of U.S. agency mortgage-backed securities and municipal bonds.

          The following table sets forth certain information regarding the Bank's outstanding borrowings at the dates and for the periods indicated (dollars in thousands):

                                                                                          December 31,
                                                                                  ---------------------------
                                                                                    2002     2001      2000
                                                                                  -------   -------   -------
          Maximum amount of short-term borrowings outstanding at any month
             end during period                                                    $30,145   $44,158   $41,624

          Average amount of short-term borrowings outstanding during period       $23,445   $34,250   $33,486

          Amount of short-term borrowings outstanding at end of period            $19,240   $22,055   $40,148

          Weighted average interest rate of short-term borrowings during period      1.33%     3.76%     6.05%

          Weighted average interest rate of short-term borrowings at end of
             period                                                                  0.87%     1.39%     6.14%

Average Balance Sheets

     The following table presents, for the years indicated, the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The table does not reflect any effect of income taxes and includes non-performing loans in the calculations (dollars in thousands).

                                                     2002                                  2001
                                     -----------------------------------   -----------------------------------
                                       Average                  Interest     Average                  Interest
                                     Outstanding                 Earned/   Outstanding                 Earned/
                                       Balance     Yield/Rate     Paid       Balance     Yield/Rate     Paid
                                     -----------   ----------   --------   -----------   ----------   --------
     Loans (1)                        $385,324        7.55%      $29,085    $366,190        8.33%     $30,508
     Securities available for sale     183,104        4.89         8,946     137,422        6.18        8,493
     Securities held to maturity        44,456        5.13         2,281      44,398        5.12        2,275
     Deposits in banks                     893        1.57            14         461        2.39           11
     Federal funds sold                 10,270        1.53           157      19,073        3.70          706
                                      --------                   -------    --------                  -------
     Total interest-earning assets     624,047        6.49        40,483     567,544        7.40       41,993

     Non-earning assets                 56,778                                47,082
     Allowance for loan losses          (3,865)                               (3,836)
                                      --------                              --------

     Total assets                     $676,960                              $610,790
                                      ========                              ========

     Savings deposits                 $ 40,487        1.08           437    $ 31,120        1.55          483
     NOW and MMDA                      173,392        1.39         2,410     136,002        2.71        3,679
     CD's over $100M                    40,497        3.57         1,444      53,125        5.45        2,895
     Other time deposits               171,380        3.93         6,737     168,385        5.70        9,594
     Short-term borrowings              25,571        1.32           339      34,250        3.76        1,287
     Long-term debt                    117,840        5.04         5,936      93,572        5.25        4,911
                                      --------                   -------    --------                  -------
     Total interest-bearing
        liabilities                    569,167        3.04        17,303     516,454        4.42       22,849
                                                                 -------                              -------

     Demand deposits                    50,147                                40,883
     Other liabilities                   3,593                                 2,778
     Capital                            54,053                                50,675
                                      --------                              --------

     Total liabilities and capital    $676,960                               610,790
                                      ========                              ========

     Net interest income                                         $23,180                              $19,144
                                                                 =======                              =======

     Interest rate spread                             3.45%                                 2.98%

     Net interest income margin                       3.71%                                 3.37%

     Ratio of interest-earning
        assets to interest-bearing
        liablilities                    109.64%                               109.89%

                                                     2000
                                     -----------------------------------
                                       Average                  Interest
                                     Outstanding                 Earned/
                                       Balance     Yield/Rate     Paid
                                     -----------   ----------   --------
     Loans (1)                        $367,419        8.59%     $31,549
     Securities available for sale     104,483        6.77        7,073
     Securities held to maturity        44,344        5.17        2,291
     Deposits in banks                     234        4.49           10
     Federal funds sold                  2,067        6.11          126
                                      --------                  -------
     Total interest-earning assets     518,547        7.92       41,049

     Non-earning assets                 36,631
     Allowance for loan losses          (3,612)
                                      --------

     Total assets                     $551,566
                                      ========

     Savings deposits                 $ 34,069        1.75          595
     NOW and MMDA                      109,935        3.24        3,565
     CD's over $100M                    43,672        5.95        2,600
     Other time deposits               162,709        5.72        9,315
     Short-term borrowings              33,482        6.05        2,024
     Long-term debt                     79,406        5.81        4,612
                                      --------                  -------
     Total interest-bearing
        liabilities                    463,273        4.90       22,711
                                                                -------

     Demand deposits                    39,846
     Other liabilities                   2,725
     Capital                            45,722
                                      --------

     Total liabilities and capital    $551,566
                                      ========
     Net interest income                                        $18,338
                                                                =======

     Interest rate spread                             3.02%

     Net interest income margin                       3.54%

     Ratio of interest-earning
        assets to interest-bearing
        liablilities                    111.93%

     (1)  Includes nonaccrual loans and loan fees.

     The following table describes the extent to which the changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the periods indicated for each category of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to (i) changes in volume (the difference between the average volume for the periods compared, multiplied by the prior year's yield or rate paid), (ii) changes in rate (the difference between the weighted average yield or rate paid for the periods compared, multiplied by the prior year's average volume) and
     (iii) changes not solely attributable to either volume or rate (thousands).

                                                       Years ended December 31,
                                                             2002 vs 2001
                                                ------------------------------------
                                                     Increase (decrease) due to
                                                ------------------------------------
                                                                     Rate/
                                                 Volume     Rate    Volume    Total
                                                -------   -------   ------   -------
     Interest income attributable to:
        Loans                                    $1,484   $(2,704)   $(203)  $(1,423)
        Securities available for sale             2,883    (1,942)    (487)      454
        Securities held to maturity                   3         3       --         6
        Deposits in banks                            11        (4)      (4)        3
        Federal funds sold                         (326)     (414)     191      (549)
                                                 ------   -------    -----   -------
           Total interest-earning assets          4,055    (5,061)    (503)   (1,509)
                                                 ------   -------    -----   -------

     Interest expense attributable to:
        Savings deposits                            145      (147)     (44)      (46)
        NOW and MMDA                              1,012    (1,789)    (492)   (1,269)
        CD's over $100,000                         (688)   (1,001)     238    (1,451)
        Other time deposits                         171    (2,975)     (53)   (2,857)
        Short-term borrowings                      (326)     (833)     211      (948)
        Long-term debt                            1,349      (197)    (127)    1,025
                                                 ------   -------    -----   -------
           Total interest-bearing liabilities     1,663    (6,942)    (267)   (5,546)
                                                 ------   -------    -----   -------

           Net interest income                   $2,392   $ 1,881    $(236)  $ 4,037
                                                 ======   =======    =====   =======

                                                      Years ended December 31,
                                                            2001 vs 2000
                                                -----------------------------------
                                                    Increase (decrease) due to
                                                -----------------------------------
                                                                    Rate/
                                                 Volume     Rate    Volume    Total
                                                 ------   -------   ------   -------
     Interest income attributable to:
        Loans                                    $  (79)  $  (869)  $ (93)   $(1,041)
        Securities available for sale             2,273      (639)   (214)     1,420
        Securities held to maturity                   3       (19)     --        (16)
        Deposits in banks                            10        (5)     (4)         1
        Federal funds sold                        1,040       (50)   (410)       580
                                                 ------   -------   -----    -------
           Total interest-earning assets          3,247    (1,582)   (721)       944
                                                 ------   -------   -----    -------

     Interest expense attributable to:
        Savings deposits                            (52)      (67)      7       (112)
        NOW and MMDA                                845      (590)   (141)       114
        CD's over $100,000                          563      (220)    (48)       295
        Other time deposits                         325       (44)     (2)       279
        Short-term borrowings                        46      (767)    (16)      (737)
        Long-term debt                              823      (444)    (80)       299
                                                 ------   -------   -----    -------
           Total interest-bearing
              liabilities                         2,550    (2,132)   (280)       138
                                                 ------   -------   -----    -------

           Net interest income                   $  697   $   550   $(441)   $   806
                                                 ======   =======   =====    =======

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

Bank Holding Company Regulation

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and effective April 1, 2001, portions of certain nonfinancial equity investments. The remainder of total capital may consist of supplementary or "Tier 2 capital". In addition to this risk- based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2002. For NB&T Financial's capital ratios, see Note 13 to the Consolidated Financial Statements in Item 8.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach- Bliley Act (also known as the Financial Services Modernization Act of 1999). The Financial Services Modernization Act permits, effective March 11, 2000, bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines "financial in nature" to include:

     .    securities underwriting, dealing and market making;
     .    sponsoring mutual funds and investment companies;
     .    insurance underwriting and agency;
     .    merchant banking; and
     . activities that the Federal Reserve Board has determined to be closely related to banking.

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better. NB&T Insurance is a financial subsidiary.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2002. For the Bank capital ratios, see Note 13 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank's capital at December 31, 2002, met the standards for the highest capital category, a well-capitalized bank.

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

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank's unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including NB&T Financial, must comply with Sections 23A and 23B of the FRA, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. The Bank was in compliance with these requirements and restrictions at December 31, 2002.

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

The Bank is a member of the BIF, and, at December 31, 2002, it had $446 million in deposits insured in the BIF, as well as $22.1 million, acquired in a merger, insured in the SAIF.

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

Federal Reserve Board. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2002, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $6,871,600 at December 31, 2002. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Ohio Department of Insurance. The Bank's insurance agency operating subsidiary is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

Item 2. Properties

NB&T Financial Group, Inc. and The National Bank and Trust Company own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The National Bank and Trust Company also owns or leases 21 full-service branch offices, one remote drive-through ATM facility, and one remote drive-in facility, all of which are located in Adams, Auglaize, Brown, Clermont, Clinton, Fayette, Hardin, Highland, and Warren Counties in Ohio. The Bank also owns a building at 52 E. Main Street, Wilmington, Ohio that houses the Bank's insurance agency. Additionally, the Bank has acquired a building at 1600 West Main Street, Wilmington, Ohio which will serve as an operation center for the Bank and house the Bank's insurance agency. NB&T Financial's net book value of investments in land and buildings was $10.5 million as of December 31, 2002.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There were 3,222,532 common shares of the Company outstanding on December 31, 2002 held of record by approximately 470 shareholders. There is presently no active trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or automated quotation service. Information about the Company's shares is posted on the OTC Bulletin Board under the symbol NBTF. Dividends per share declared were $.23 in each quarter in 2002 and were $.21 per share in each quarter in 2001.

The Company has a stock option plan under which the Company may grant options that vest over five years to selected employees for up to 7% of the outstanding shares of the Company, currently 267,326 shares. During 2002, the Company also had a second stock option plan, pursuant to which all options awarded have been exercised or expired. This second plan has been terminated by the Board of Directors. The following table summarizes the securities authorized for issuance at December 31, 2002 under all equity compensation plans still in existence.

---------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities
                                                                                       remaining available for
                              Number of securities to be   Weighted-average exercise    future issuance under
                                issued upon exercise of       price of outstanding     equity compensation plan
                                 outstanding options,        options, warrants and       (excluding securities
                                 warrants and rights                rights             reflected in column (a))
Plan Category                            (a)                         (b)                          (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security
   holders                              168,976                      $18.95                     98,350
---------------------------------------------------------------------------------------------------------------
Equity compensation plans
   not approved by security
   holders                                   --                          --                         --
---------------------------------------------------------------------------------------------------------------
Total                                   168,976                      $18.95                     98,350
---------------------------------------------------------------------------------------------------------------

Item 6. Selected Financial Data

     The following table sets forth certain information concerning the consolidated financial condition, earnings and other data regarding the Company at the dates and for the periods indicated:

                                                                               December 31,
                                                                          (Dollars in thousands)
                                                           ----------------------------------------------------
     Statement of financial condition and other data:        2002       2001       2000       1999       1998
                                                           --------   --------   --------   --------   --------
     Total amount of:
     Assets                                                $664,803   $671,171   $579,232   $542,548   $520,553
     Cash and due from banks                                 18,812     27,882     19,331     18,813     18,241
     Securities                                             213,090    216,001    153,951    149,204    171,129
     Loans receivable-net                                   380,661    378,904    370,299    347,733    302,471
     Deposits                                               468,089    479,240    406,688    379,932    374,220
     Short-term borrowings                                   19,240     22,055     40,148     40,358     22,702
     Long-term debt                                         116,446    114,844     80,323     75,431     75,539
     Shareholders' equity                                    57,304     50,976     49,482     44,031     44,723
     Number of full service offices                              21         21         17         17         16

                                                                       Year ended December 31,
                                                                            (in thousands)
                                                           -----------------------------------------------
     Statement of income data:                               2002      2001      2000      1999      1998
                                                           -------   -------   -------   -------   -------
     Interest and loan fee income                          $40,483   $41,993   $41,049   $37,539   $35,273
     Interest expense                                       17,303    22,849    22,711    19,150    18,540
                                                           -------   -------   -------   -------   -------
     Net interest income                                    23,180    19,144    18,338    18,389    16,733
     Provision for loan losses                               2,100     1,500     2,199     1,400     1,150
                                                           -------   -------   -------   -------   -------
     Net interest income after provision for loan losses    21,080    17,644    16,139    16,989    15,583
     Non-interest income                                     9,001     7,987     4,051     5,227     5,526
     Non-interest expense                                   22,159    18,138    15,372    15,227    13,846
                                                           -------   -------   -------   -------   -------
     Income before income taxes                              7,922     7,493     4,818     6,989     7,263
     Federal income taxes                                    1,391     1,476       772     1,281     1,889
                                                           -------   -------   -------   -------   -------
     Net income                                            $ 6,531   $ 6,017   $ 4,046   $ 5,708   $ 5,374
                                                           =======   =======   =======   =======   =======

                                                                   Year ended December 31,
                                                           --------------------------------------
     Selected financial ratios:                             2002    2001    2000    1999    1998
                                                           -----   -----   -----   -----   ------
     Return on average equity                              12.08%  11.87%   8.85%  12.85%   12.56%
     Return on average assets                               0.96    0.99    0.73    1.08     1.12
     Equity-to-assets ratio                                 8.62    7.60    8.54    8.12     8.59
     Dividend payout ratio(1)                              43.60   43.98   58.27   37.57    29.71
     Ratio of non-performing loans to total loans (2)       1.59    1.49    1.13    0.33     0.31
     Ratio of loan loss allowance to total loans            1.04    1.00    1.02    0.91     0.87
     Ratio of loan loss allowance to non-performing
        loans (2)                                             65%     67%     90%    307%     280%
     Earnings per share (3)                                $2.11   $1.91   $1.27   $1.81   $ 1.70
     Dividends declared per share (3)                      $0.92   $0.84   $0.76   $0.68   $0.505

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2002 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2002 and 2001 and for the three years ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "may increase," "may fluctuate," "will likely result," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could" are generally forward-looking in nature and not historical facts. Results could differ materially from those expressed in such forward-looking statements due to a number of factors, including (1) the effect of economic conditions and interest rates on a national, regional or international basis; (2) competitive pressures in the retail banking, financial services, insurance and other industries; (3) the financial resources of, and products available to, competitors; (4) changes in laws and regulations, including changes in accounting standards; (5) changes in policy by regulatory agencies; and (6) changes in the securities markets. Any forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results could differ materially from those contemplated by those forward-looking statements. Many of the factors that will determine these results are beyond the Company's ability to control or predict. The Company disclaims any duty to update any forward-looking statements, all of which are qualified by the statements in this section.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2002 was $6.5 million, or $2.11 per share, compared to $6.0 million, or $1.91 per share, for the year of 2001. Net interest income was $23.2 million for 2002, 21.1% above 2001. Non-interest income, excluding securities gains and losses, was $8.6 million for 2002, 11.0% above 2001. Non-interest expense was $22.2 million for 2002, 22.2% above 2001. Performance ratios for 2002 included a return on assets of .96% and a return on equity of 12.08%.

Net income for 2001 was $6.0 million, or $1.91 per share, compared to $4.0 million, or $1.27 per share, for the year of 2000. Net interest income was $19.1 million for 2001, 4.4% above 2000. Non-interest income, excluding securities gains and losses, was $7.7 million for 2001, 26.2% above 2000. Non-interest expense was $18.1 million for 2001, 18.0% above 2000. Performance ratios for 2001 included a return on assets of .99% and a return on equity of 11.87%.

                     TABLE 1 - SELECTED FINANCIAL HIGHLIGHTS
                      (in thousands, except per share data)

                                         2002       2001       2000       1999       1998
                                       --------   --------   --------   --------   --------
Net interest income                    $ 23,180   $ 19,144   $ 18,338   $ 18,389   $ 16,733
Net income                                6,531      6,017      4,046      5,708      5,374
Earnings per share                         2.11       1.91       1.27       1.81       1.70
Dividends per share                        0.92       0.84       0.76       0.68       0.51

AVERAGE BALANCES
Assets                                 $676,960   $610,790   $551,566   $526,455   $478,900
Loans                                   385,324    366,190    367,419    330,734    287,674
Securities                              227,560    181,819    148,827    162,744    155,155
Deposits                                475,903    429,514    390,231    376,843    347,087
Long-term debt                          117,840     93,572     79,406     75,539     53,753
Shareholders' equity                     54,053     50,675     45,722     44,426     42,805

RATIOS AND STATISTICS
Net interest margin (tax equivalent)       3.86%      3.54%      3.72%      3.88%      3.82%
Return on average assets                   0.96       0.99       0.73       1.08       1.12
Return on average equity                  12.08      11.87       8.85      12.85      12.56
Loans to assets                           56.92      57.02      64.59      64.98      58.61
Equity to assets                           8.62       7.60       8.54       8.12       8.59
Total risk-based capital ratio            14.66      11.50      14.04      14.29      14.18
Efficiency ratio                          67.75      65.20      60.47      61.25      62.20
Full service offices                         21         21         17         17         16

NET INTEREST INCOME

Net interest income increased 21.1% in 2002 to $23.2 million from $19.1 million in 2001. Average interest-earning assets for 2002 increased $56.5 million, or 10.0%, from 2001 while the tax equivalent yield decreased to 6.64% in 2002 from 7.56% in 2001. Interest and fees on loans decreased $1.4 million, or 4.7%, from last year as the average loan balance increase of $19.1 million, or 5.2%, was offset by a decrease in the average yield from 8.33% in 2001 to 7.55% in 2002. Interest on securities increased 4.3%, or $556,000 in 2002 from 2001. The average balance of the securities portfolio increased $45.7 million, or 25.2%, from 2001, while the tax equivalent yield decreased 109 basis points from 6.43% to 5.34%.

Interest expense decreased 24.3% in 2002 compared to 2001. Average interest-bearing liabilities increased $52.7 million, or 10.2%, during 2002, while the cost decreased from 4.42% in 2001 to 3.04% in 2002. The volume growth in average interest-bearing liabilities was due to a $37.4 million, or 27.5%, increase in NOW and money market accounts, a $9.3 million, or 30.1%, increase in savings deposits, and a $20.1 million, or 21.6% increase in additional borrowing from the Federal Home Loan Bank (FHLB). These increases were offset by a decrease in average certificates of deposits of $9.6 million. All categories of interest-bearing liabilities showed a decrease in cost in 2002 compared to 2001. As a result, average tax equivalent net interest margin increased from 3.54% in 2001 to 3.86% in 2002.

Net interest income increased to $19.1 million in 2001 from $18.3 million in 2000, an increase of 4.4%. Average interest-earning assets for 2001 increased $49.0 million, or 9.4%, from 2000 while the tax equivalent yield decreased to 7.56% in 2001 from 8.09% in 2000. Interest and fees on loans decreased 3.3% from 2000 as the average loan balance declined $1.2 million, or 0.3%, and the average yield decreased from 8.59% in 2000 to 8.33% in 2001. Interest on securities increased 15.7% in 2001 from 2000. The average balance of the securities portfolio increased $33.0 million, or 22.2%, from 2000, while the tax equivalent yield decreased from 6.91% to 6.43%.

Interest expense increased 0.6% in 2001 compared to 2000. Average interest-bearing liabilities increased $53.2 million, or 11.5%, during 2001, while the cost decreased from 4.90% in 2000 to 4.42% in 2001. The volume growth in average interest-bearing liabilities was due to a 23.7% increase in NOW and money market accounts, a 21.6% increase in large certificates of deposit, and an 18.1% increase in additional long-term borrowing from the FHLB. All categories showed a decrease in cost in 2001 compared to 2000. Average tax equivalent net interest margin decreased from 3.72% in 2000 to 3.54% in 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $2.1 million in 2002, an increase of $600,000 from the provision recorded in 2001, which was a decrease of $700,000 from the provision recorded in 2000. Net charge-offs in 2002 were $1.9 million, compared to $2.1 million in 2001 and $1.6 million in 2000. The increased provision in 2002 was based on management's evaluation of the loan portfolio and potential weaknesses of specific loans. The 2001 provision was lower than 2000 as the 2000 provision was increased in contemplation of certain potential losses associated with $6.0 million in loans to a longstanding Bank customer. The ratio of the allowance for loan losses as a percent of total loans at December 31 was 1.04% in 2002, 1.00% in 2001, and 1.02% in 2000.

NON-INTEREST INCOME

Table 2 details the components of non-interest income, excluding securities gains and losses, and how they relate each year as a percent of average assets. Total non-interest income was $8.6 million in 2002, $7.7 million in 2001, and $6.1 million in 2000. Non-interest income represents a ratio of 1.27% of average assets in 2002, 1.26% in 2001, and 1.11% in 2000. Trust income decreased 20.7% in 2002 and 8.5% in 2001, which was a function of the decline in market value of funds under management. At December 31 the market value of total assets in the Trust Department was approximately $192 million in 2002, compared to $218 million in 2001 and $234 million in 2000. Service charges and fees have increased over the last three years due to increased charges and growth in the number of accounts. In 2002, the Company also introduced the Overdraft Honor program that aids customers by paying more and returning fewer overdraft checks. Standard fees still apply. As a result, their percentage of average assets has increased to .38 % in 2002 compared to .32% in 2001 and .31% in 2000. ATM network fees generated were $578,000 in 2002, $804,000 in 2001, and $725,000 in
2000. The decrease is a result of increased competition in the ATM network business and the Company having fewer machines installed. At the end of 2002, there were sixty-five machines installed in three states compared to eighty-two machines installed at the end of 2001. Insurance agency commission income has increased from $1,140,000 in 2000, to $1,689,000 in 2001, and $2,355,000 in
2002. In the second quarter of 2001, the Company acquired two insurance agencies, and their commission income is included in the 2001 results of operations since that time. The Company acquired another agency in March 2002, and its commission income is included in the 2002 results of operations since that time. Bank owned life insurance ("BOLI") income increased to $787,000 in 2002 compared to $632,000 in 2001 due to a death benefit claim. During 2002, other income decreased to $1,081,000 from $1,164,000 in 2001 primarily due to a $148,000 gain recognized on the sale of servicing on $28 million of real estate loans during 2001.

                          TABLE 2 - NON-INTEREST INCOME
                                 (in thousands)

                                       2002                  2001                  2000
                               -------------------   -------------------   -------------------
                                        Percent of            Percent of            Percent of
                                          average               average               average
                               Amount     assets     Amount     assets     Amount     assets
                               ------   ----------   ------   ----------   ------   ----------
Trust                          $  926      0.14%     $1,167      0.19%     $1,276      0.23%
Service charges on deposits     2,589      0.38       1,961      0.32       1,731      0.31
Other service charges             265      0.04         310      0.05         306      0.06
ATM network fees                  578      0.09         804      0.13         725      0.13
Insurance agency commissions    2,355      0.35       1,689      0.28       1,140      0.21
Income from BOLI                  787      0.12         632      0.10         161      0.03
Other                           1,081      0.15       1,164      0.19         782      0.14
                               ------      ----      ------      ----      ------      ----
   Total                       $8,581      1.27%     $7,727      1.26%     $6,121      1.11%
                               ======      ====      ======      ====      ======      ====

Gain on sales of securities totaled $420,000 in 2002, compared to $260,000 in 2001. Proceeds from the sale of securities totaled $27.5 million in 2002, compared to $12.5 million in 2001. In 2000, securities totaling $41.0 million were sold for a net loss of $2.1 million as the Company restructured a portion of the investment portfolio.

NON-INTEREST EXPENSE

Table 3 details the components of non-interest expense and how they relate each year as a percent of average assets. Total non-interest expense has increased from $15.4 million in 2000, to $18.1 million in 2001, and $22.2 million in 2002. These figures represent a percent of average assets of 3.27% in 2002, 2.96% in 2001, and 2.79% in 2000.

Salaries and benefits expense, which is the largest component of non-interest expense, increased to $11.5 million in 2002 from $9.0 million in 2001. This is primarily due to the three new branches opened during 2001 being open the entire year in 2002, the acquisition of the Sabina Bank in December 2001, and the three insurance agencies acquired since the second quarter of 2001. In addition to the salaries, officer bonus expense increased due to exceeding performance related goals, health care costs increased with the increase in personnel, and a supplemental executive retirement plan was started in 2002. Salaries and benefits as a percent of average assets was 1.70% in 2002, 1.47% in 2001, and 1.37% in 2000. The average number of full-time equivalent employees was 269 in 2002, 236 in 2001, and 220 in 2000.

The three new branches opened during 2001 and the Sabina Bank acquisition also contributed to equipment expense increasing 6.0% and occupancy expense increasing 12.1% from last year. Amortization of intangibles is the amortization of the core deposit intangible associated with the Sabina Bank acquisition. Other expenses remained at similar levels as a percent of average assets in 2002, as compared to 2001.

                         TABLE 3 - NON-INTEREST EXPENSE
                                 (in thousands)

                                       2002                   2001                   2000
                               --------------------   --------------------   --------------------
                                         Percent of             Percent of             Percent of
                                           average                average                average
                                Amount     assets      Amount     assets      Amount     assets
                               -------   ----------   -------   ----------   -------   ----------
Salaries                       $ 9,627      1.42%     $ 7,766      1.27%     $ 6,415      1.16%
Benefits                         1,885      0.28        1,240      0.20        1,167      0.21
Occupancy                        1,171      0.17        1,045      0.17          866      0.16
Equipment                        2,748      0.41        2,592      0.42        2,233      0.40
Data processing                    146      0.02          170      0.03          152      0.03
Professional fees                1,420      0.21        1,342      0.22        1,187      0.22
Marketing                          785      0.12          532      0.09          496      0.09
Printing and office supplies       547      0.08          495      0.08          388      0.07
State franchise tax                552      0.08          569      0.09          477      0.09
Amortization of intangibles        616      0.09            0      0.00            0      0.00
Other                            2,662      0.39        2,387      0.39        1,991      0.36
                               -------      ----      -------      ----      -------      ----
   Total                       $22,159      3.27%     $18,138      2.96%     $15,372      2.79%
                               =======      ====      =======      ====      =======      ====

INCOME TAXES

The effective tax rates were 17.6% for 2002, 19.7% for 2001, and 16.0% for 2000. The effective tax rate being lower than the statutory rate was primarily due to tax-exempt municipal bond interest income and BOLI income.

FINANCIAL CONDITION

ASSETS

Average total assets increased 10.8% during 2002 to $677.0 million. Average interest-earning assets increased 10.0%, and were 92% of total average assets, slightly less than the 93% for 2001 and 94% for 2000.

SECURITIES

The majority of the increases in the securities portfolio from 2000 and 2001 to 2002 were the result of purchases of U.S. agency callable bonds and U.S. agency mortgage-backed securities with projected average lives of three to seven years.

Average securities as a percent of assets was 33.6% in 2002, 29.8% in 2001 and 27.0% in 2000. The securities portfolio at December 31, 2002 consisted of $168.6 million of securities available for sale and $44.5 million of securities that management intends to hold to maturity. The available-for-sale portion of the portfolio consisted primarily of fixed-rate securities with a projected average life of 4.1 years, an average repricing term of 2.1 years, and an average tax-equivalent yield of 4.73%. Of the total available-for-sale portion, 27% consisted of callable U.S. agency bonds, 62% consisted of fixed-rate mortgage-backed securities, 1% consisted of adjustable-rate mortgage-backed securities, and 5% consisted of long-term fixed-rate tax-exempt municipal securities, and 5% consisted of other securities. The held-to-maturity portion of the portfolio consisted entirely of long-term fixed-rate tax-exempt municipal securities with both an average life and a repricing term of 4.3 years. At December 31, 2002 the total security portfolio had approximately $4.3 million market value appreciation.

LOANS

Average total loans as a percent of average assets was 56.9% in 2002, 60.0% in 2001, and 66.6% in 2000. Table 4 shows loans outstanding at period end by type of loan. The portfolio composition remained relatively consistent during the last three years. Commercial and industrial loans grew from $92.3 million in 2000 to $107.0 million in 2001, and to $108.5 million in 2002 primarily as a result of increased origination of working capital and equipment loans. Commercial and industrial loans as a percent of the total loan portfolio ranged from 25-28% during the five-year period ending 2002. Residential real estate loans decreased $4.3 million in 2002 to $141.4 million. During 2002, loans sales, prepayments and amortizations exceeded new residential real estate loan originations. During 2002, the Company sold $4.8 million in residential real estate loans, compared to $9.1 million in 2001. For interest rate risk management purposes the Company currently sells, or holds for sale, the majority of fixed-rate residential real estate loans originated, while holding the adjustable-rate loans in the portfolio. The Company has experienced an increase in residential real estate lending and commercial lending, both real estate and industrial, because of the movement of the Company into new markets, such as Clermont, Highland and Warren Counties. The Company continues to focus its commercial lending on small- to medium-sized companies with established track records in its market area.

Installment loans outstanding increased $4.2 million to $74.5 million in 2002 from $70.3 million at December 31, 2001. This increase occurred primarily in indirect auto loans due to renewed sales efforts in that market. Installment loans increased to 19% of the portfolio at December 31, 2002 from 18% at December 31, 2001. The Company has avoided concentration of lending in any one industry. As of December 31, 2002, the ratio of fixed-rate loans to total loans was 41.7%, of which 66% matures within five years.

                            TABLE 4 - LOAN PORTFOLIO
                                 (in thousands)
                                 At December 31,

                                    2002                    2001                    2000                    1999
                           ---------------------   ---------------------   ---------------------   ---------------------
                                      Percent of              Percent of              Percent of              Percent of
                            Amount       Total      Amount       Total      Amount       Total      Amount       Total
                           --------   ----------   --------   ----------   --------   ----------   --------   ----------
Commercial & industrial    $108,513       28%      $106,976       28%      $ 92,328       25%      $ 86,521       25%
Commercial real estate       35,461        9         36,411       10         42,694       11         37,833       11
Agricultural                 20,857        6         19,076        5         18,256        5         18,343        5
Residential real estate     141,417       37        145,755       38        145,582       39        117,392       33
Installment                  74,533       19         70,345       18         71,414       19         87,996       25
Other                         4,247        1          3,883        1          3,209        1          2,069        1
Deferred net origination
costs                          (357)       0            268        0            618        0            801        0
                           --------      ---       --------      ---       --------      ---       --------      ---
   Total                   $384,671      100%      $382,714      100%      $374,101      100%      $350,955      100%
                           ========      ===       ========      ===       ========      ===       ========      ===

                                    1998
                           ---------------------
                                      Percent of
                            Amount       Total
                           --------   ----------
Commercial & industrial    $ 78,801       26%
Commercial real estate       29,936       10
Agricultural                 17,925        6
Residential real estate      92,069       30
Installment                  83,173       27
Other                         2,402        1
Deferred net origination
costs                           806        0
                           --------      ---
   Total                   $305,112      100%
                           ========      ===

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

The allowance for loan losses was 1.04% of total loans as of December 31, 2002, compared to 1.00% at the end of 2001, and has ranged from .87% to 1.02% for the years 1998 through 2000. Net charge-offs as a percentage of average loans decreased to .49% for the year 2002, compared to .58% for the year 2001. Net charge-offs decreased approximately $200,000 during 2002, with the decrease occurring primarily in commercial and industrial loans. The Company allocates the allowance for loan losses to specifically classified loans and generally based on three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the

Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

Non-accrual loans for the last five years are listed in Table 5. The amount of non-accrual loans was $4.7 million at year-end 2002, compared to $4.9 million at year-end 2001.

As of December 31, 2002 there were $3.0 million in twenty non-accrual small business relationships. The majority of this amount consisted of two relationships, one of which is $1.4 million in a nursing home business, which has been making monthly payments since January 2002 following the signing of a forbearance agreement. The second relationship amounts to $603,000 and is in the construction business. The customer has signed a forbearance agreement and is proceeding with an orderly liquidation of collateral, which should be adequate to satisfy the balance owed to the Company.

Non-accrual residential real estate loans consisted of seventeen loans that total $1,345,000 with the largest balance being $314,000. Non-accrual personal loans consisted of ten loans that total $214,000, and home equity credit lines consisted of 5 loans totaling $142,000.

All loans are expected to be resolved through term payments or through liquidation of collateral in the normal course of business. In addition, management identified three relationships totaling $1.2 million as impaired loans that were less than 90 days past due and still accruing as of December 31, 2002. Management, through normal credit review procedures, became aware of possible difficulties these borrowers could have complying with current loan repayment terms. The anticipated loss in the year 2003 from all relationships is not expected to be material. Anticipated losses are based on currently available information and actual losses may differ significantly should the borrowers' financial condition or collateral values significantly deteriorate.

                             TABLE 5 - ASSET QUALITY
                                 (in thousands)

                                        2002     2001     2000     1999     1998
                                       ------   ------   ------   ------   ------
Allowance for loan losses              $4,010   $3,810   $3,802   $3,222   $2,641
Provision for loan losses               2,100    1,500    2,199    1,400    1,150
Net charge-offs                         1,900    2,114    1,619      819    1,270

Non-accrual loans                      $4,734   $4,859   $4,098   $  955   $  599
Loans 90 days or more past due          1,391      858      113       96      343
Renegotiated loans                          0        0        0        0        0
Other real estate owned                   226      143       67       80        0
                                       ------   ------   ------   ------   ------
   Total non-performing assets         $6,351   $5,860   $4,278   $1,131   $  942
                                       ======   ======   ======   ======   ======

RATIOS
Allowance to total loans                 1.04%    1.00%    1.02%    0.91%    0.87%
Net charge-offs to average loans         0.49     0.58     0.44     0.25     0.50
Non-performing assets to total loans
   and other real estate owned           1.65     1.53     1.14     0.32     0.31

OTHER ASSETS

In September 2000, $10 million was used to purchase Bank Owned Life Insurance with a cash surrender value that increases tax-free during future years at an adjustable rate. At December 31, 2002, the cash surrender value was $11.1 million. The Company also operates a network of cash dispenser machines located in convenience stores and supermarkets. There were 65 machines located in Ohio, Kentucky and Indiana at the end of 2002. The Company's investment in this segment of business includes $1.4 million in equipment cost and an average of $3.3 million in cash to supply the machines. Due to changes in the market, the Company anticipates a reduced commitment to this business in the future. The Company charges a fee for withdrawals from anyone who does not have a transaction account with the Company. The Company recorded a net book income before taxes on this activity of $84,000 in 2002, compared to $92,000 in 2001, and $82,000 for 2000.

In December 2001, the Company acquired the majority of the assets and assumed the deposit liabilities of Sabina Bank (a subsidiary of Premier Financial Bancorp, Inc.) located in Sabina, Ohio, for an aggregate cash purchase price of approximately $12.9 million. This business combination is being accounted for as a purchase transaction in accordance with SFAS No. 141, "Business Combinations". In connection with the transaction, the Company acquired approximately $48 million in assets, consisting primarily of loans and investments, and assumed deposit liabilities approximating $42 million, and recorded intangible assets of $6.7 million. The intangible assets consisted of core deposit intangibles of $3.1 million, which is amortized over the expected life of the related core deposits, and goodwill of $3.6 million, which is not amortized in accordance with SFAS No. 141, but is tested annually for impairment. In 2002, no goodwill was expensed due to impairment of value.

DEPOSITS

Table 6 presents a summary of period end deposit balances. Deposit categories have remained fairly constant as a percent of total deposits throughout the five-year period. Interest-bearing NOW accounts have increased to 24% of deposits due to the introduction of a high yielding, high balance checking account early in 2000. Savings accounts continued to be 8-9% of deposits for the last three years. Money market accounts decreased to 12%. Certificates of deposit decreased to 35% of deposits by the end of 2002, as consumers are less willing to extend maturities in the current low interest rate environment. Certificates of $100,000 and over are primarily short-term public funds. Balances of such large certificates fluctuate depending on the Company's pricing strategy and funding needs at any particular time and were about the same percent of total deposits in 2002 as in 2001. Deposits are attracted principally from within the Company's market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company's liquidity requirements, growth goals and market trends. The Company has not used brokers in the past to attract deposits, although competition from banks and other financial institutions has caused the Company to consider broker deposits as a viable alternative to funding needs. The amount of deposits currently from outside the Company's market area is not significant.

                               TABLE 6 - DEPOSITS
                                 (in thousands)
                                 At December 31,

                                2002                2001                2000                1999                1998
                         ------------------  ------------------  ------------------  ------------------  ------------------
                                    Percent             Percent             Percent             Percent             Percent
                          Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                         --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Demand                   $ 52,273     11%    $ 52,734     11%    $ 42,965     11%    $ 43,715     12%    $ 41,748     11%
NOW                       111,680     24%     103,905     22%      81,540     20%      67,027     18%      61,616     16%
Savings                    41,853      9%      42,854      9%      32,628      8%      35,903      9%      36,213     10%
Money market               54,688     12%      59,990     13%      33,533      8%      42,780     11%      39,935     11%
CD's less than $100,000   164,962     35%     174,599     36%     172,982     43%     150,281     40%     147,003     39%
CD's $100,000 and over     42,633      9%      45,158      9%      43,040     10%      40,226     10%      47,705     13%
                         --------    ---     --------    ---     --------    ---     --------    ---     --------    ---
   Total                 $468,089    100%    $479,240    100%    $406,688    100%    $379,932    100%    $374,220    100%
                         ========    ===     ========    ===     ========    ===     ========    ===     ========    ===

OTHER BORROWINGS

Periodically during the past five years the Company has purchased investment securities with funds borrowed from the FHLB. The effect of these transactions has been an enhancement to earnings and an effective use of capital. At December 31, 2002, the Bank had outstanding $108.4 million of total borrowings from the FHLB, $98.5 million of which consisted of seven fixed-rate notes with a weighted average rate of 5.20% and with maturities in 2008, 2010 and 2011. At the option of the FHLB, these notes can be converted at certain dates to instruments that adjust quarterly at the three-month LIBOR rate. The note amount and nearest optional conversion dates at December 31, 2002, are: $74.5 million in 2003; $12 million in 2004; and $12 million in 2006. The remaining $9.9 million consists of a 4.67% fixed-rate monthly amortizing note with a final maturity in 2006.

During the second quarter of 2002, the Company participated in a securities sale commonly referred to as a "pooled trust preferred securities offering." In that offering, the Company issued to a trust controlled by the Company $8.2 million in thirty-year debt securities at a rate of interest adjustable quarterly equal to the three-month LIBOR rate plus 3.45% (currently 5.24%), and the trust issued capital securities of $8.0 million to an unrelated party. The securities issued by the Company are classified as Tier 1 capital for regulatory purposes, and the interest is deductible for federal income tax purposes. The Company made a capital contribution of $8 million of these funds to the Bank to improve its regulatory capital ratios.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2002, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.66%, a Tier 1 risk-based capital ratio of 13.68%, and a Tier 1 leverage ratio of 8.48%.

LIQUIDITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at December 31, 2002, was 82.2%, compared to 79.9% at the same date in 2001. Loans to total assets were 56.9% at the end of 2002, compared to 57.0% at the same time last year. Management strives to keep this ratio below 70%. The securities portfolio is 79% available-for-sale securities that are readily marketable. Approximately 53% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 90% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short- term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

The Company's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Company's Board of Directors approves the guidelines established by ALCO. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored on a quarterly basis through ALCO meetings. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule (Table 7) quantifies the asset/liability static sensitivity as of December 31, 2002 for the Bank only. As shown, the Bank was asset sensitive for periods zero through one year, and one- to five-year period and liability sensitive within the over-five-year period. The cumulative gap as a percent of total assets through one year at the end of 2002 was a positive 15.3% compared to a negative 7.2% at the end of 2001. The balances of transaction type NOW and MMDA accounts are scheduled to run off over their expected lives. Although the entire balance of these deposits is subject to repricing or withdrawal in a relatively short period of time, they have been a stable base of retail core deposits for the Bank. Also, historically their sensitivity to changes in interest rates has been significantly less than some other deposits, such as certificates of deposit. However, considering today's low interest rate environment, the future rate sensitivity of these deposits could be significantly different.

                      Table 7 - Interest Rate Gap Analysis
                                 (in thousands)
                              At December 31, 2002

                                                0-3        3-6       6-12        1-5         5+
                                    Total     Months     Months     Months      Years      Years
                                  --------   --------   --------   --------   --------   ---------
Loans                             $384,671   $ 99,512   $ 40,874   $ 66,419   $171,902   $   5,964
Securities                         220,688     25,669      8,888     42,144     90,228      53,759

Short-term funds & BOLI             18,098      6,990          3     11,105         --          --
                                  --------   --------   --------   --------   --------   ---------
   Total Earning Assets            623.457    132,171     49,765    119,668    262,130      59,723
                                  --------   --------   --------   --------   --------   ---------

Savings, NOW & MMDA                208,221      6,752      6,752     13,504     94,373      86,840
Other time deposits                207,595     43,157     45,243     52,827     65,060       1,308
Short term borrowings               19,240     19,240         --         --         --          --
Long term debt                     108,338        615        610      1,242      7,371      98,500
                                  --------   --------   --------   --------   --------   ---------
   Total Interest Bearing Funds    543,394     69,764     52,605     67,573    166,804     186,648
                                  --------   --------   --------   --------   --------   ---------

Period gap                          80,063     62,407     (2,840)    52,095     95,326    (126,925)
Cumulative gap                                 62,407     59,567    111,662    206,988      80,063
Gap as a percent of assets           12.04%      9.39%      8.96%     16.80%     31.13%      12.04%

In the Company's simulation models, each asset and liability balance is projected over a one-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a quarterly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Company's current one-year simulation models under stable rates indicate a decreasing yield on both interest-earning assets and in the cost of interest-bearing liabilities. This position could have a slightly negative effect on projected net interest margin over the next twelve months.

Simulation models are also performed under an instantaneous parallel 300 basis point increase or decrease in interest rates. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as of December 31, 2002, the results of 300 basis points increase simulations are within those guidelines; however, the results of the 300 basis points decrease simulations exceeded those guidelines. Interest rates have declined to historically low levels. As a result, many of the Bank's deposits are within 300 basis points of a zero interest rate floor, and the Bank's inability to reduce rates below the zero floor could negatively impact the Bank's future earnings and market value of equity.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the simulation modeling. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawals from certificates of deposit may deviate significantly from those assumed in making the risk calculations. The Company's rate shock simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Company has been able to alter the mix of short- and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Company has been able to maintain a fairly stable flow of net interest income. Table 8 provides information about the Company's market sensitive financial instruments other than cash and cash equivalents, FHLB and Federal Reserve Bank stock, and demand deposit accounts as of December 31, 2002. The information presented is based on repricing opportunities and projected cash flows that include expected prepayment speeds and likely call dates.

                   Table 8 - Financial Instruments Market Risk
                                 (in thousands)
                                December 31, 2002

                                                                               Over 5
                             2003       2004      2005      2006      2007     Years      Total      Value
                           --------   -------   -------   -------   -------   -------   --------   --------
Fixed-rate loans           $ 76,273   $42,930   $21,137   $10,154   $ 5,198   $ 5,866   $161,559   $164,995
   Average interest rate       7.76%     8.13%     8.12%     8.05%     8.08%     8.71%
Adjustable-rate Loans       130,532    50,559    24,550     7,841     9,532        98    223,112    225,701
   Average interest rate       6.43      6.90      6.68      6.70      6.23      6.01
Securities                   76,701    34,737    23,972    16,206    15,313    53,759    220,688    214,230
   Average interest rate       4.74      4.72      4.62      5.08      5.16      4.33

Savings, NOW & MMDA         208,221        --        --        --        --        --    208,221    208,221
   Average interest rate       0.94        --        --        --        --        --
Time deposits               141,227    46,418    15,014     1,587     2,041     1,308    207,595    210,612
   Average interest rate       2.82      3.90      3.94      4.48      4.37      3.85
Short term borrowings        19,240        --        --        --        --        --     19,240     19,240
   Average interest rate       0.87        --        --        --        --        --
Long term debt                2,467     2,572     2,694     2,105        --    98,500    108,338    124,288
   Average interest rate       4.67      4.67      4.67      4.67        --      5.20

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses- The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and historical loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Goodwill and Other Intangibles- The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

EFFECT OF RECENT ACCOUNTING STANDARDS

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

Item 8. Financial Statements and Supplementary Data

                                  - I N D E X -

                                                                            PAGE

INDEPENDENT ACCOUNTANTS' REPORT                                            28-29

FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                                30

   Consolidated Statements of Income                                       31-32

   Consolidated Statements of Shareholders' Equity                            33

   Consolidated Statements of Cash Flows                                   34-35

   Notes to Consolidated Financial Statements                              36-59

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
NB&T Financial Group, Inc.
Wilmington, Ohio

We have audited the accompanying consolidated balance sheet of NB&T Financial Group, Inc. as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of NB&T Financial Group, Inc. for the year ended December 31, 2001 and for each of the two-year periods then ended, were audited by other auditors whose opinion dated February 5, 2002 was unqualified.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NB&T Financial Group, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ BKD, LLP
                                                    ----------------------------

Cincinnati, Ohio
February 5, 2003

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors NB&T Financial Group, Inc. and Subsidiaries Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NB&T Financial Group, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.


                                                    /s/ J.D. CLOUD & CO. L.L.P.
                                                    ----------------------------
                                                    Certified Public Accountants

Cincinnati, Ohio
February 5, 2002

                           NB&T Financial Group, Inc.
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                             (Dollars in Thousands)

                                                              2002      2001
                                                            --------  --------
Assets

      Cash and due from banks                               $ 18,812  $ 27,882
      Interest-bearing demand deposits                            10        87
      Federal funds sold                                       6,988       468
                                                            --------  --------
            Cash and cash equivalents                         25,810    28,437
                                                            --------  --------
      Available-for-sale securities                          168,600   171,571
      Held-to-maturity securities                             44,490    44,430
      Loans held for sale                                         --     1,848
      Loans, net of allowance for loan losses of $4,010
         and $3,810 at December 31, 2002 and 2001            380,661   378,904
      Premises and equipment                                  14,832    14,205
      Federal Reserve and Federal Home Loan Bank stock         7,598     6,914
      Interest receivable                                      4,113     4,974
      Goodwill                                                 3,625     3,625
      Core deposits and other intangibles                      3,959     4,261
      Other                                                   11,115    12,002
                                                            --------  --------
            Total assets                                    $664,803  $671,171
                                                            ========  ========

Liabilities and Stockholders' Equity

   Liabilities
      Deposits
         Demand                                             $ 52,273  $ 52,734
         Savings, NOW and money market                       208,221   206,749
         Time                                                207,595   219,757
                                                            --------  --------
            Total deposits                                   468,089   479,240
                                                            --------  --------
      Short-term borrowings                                   19,240    22,055
      Long-term debt                                         116,446   114,844
      Interest payable and other liabilities                   3,724     4,056
                                                            --------  --------
            Total liabilities                                607,499   620,195
                                                            --------  --------

   Commitments and Contingencies

   Equity From ESOP Shares                                    12,511    12,683
                                                            --------  --------

   Stockholders' Equity
      Preferred stock, no par value, authorized
         100,000 shares; none issued
      Common stock, no par value; authorized
         6,000,000 shares; issued - 3,818,950 shares           1,000     1,000
      Additional paid-in capital                               9,270     9,129
      Retained earnings                                       39,281    35,426
      Unearned employee stock ownership plan (ESOP) shares    (1,703)   (1,871)
      Accumulated other comprehensive income (loss)            2,064      (145)
      Treasury stock, at cost
         Common; 2002 - 596,418 shares, 2001 -
            611,146 shares                                    (5,119)   (5,246)
                                                            --------  --------
            Total stockholders' equity                        44,793    38,293
                                                            --------  --------
            Total liabilities and stockholders' equity      $664,803  $671,171
                                                            ========  ========

See Notes to Consolidated Financial Statements

                           NB&T Financial Group, Inc.
                        Consolidated Statements of Income
                  Years Ended December 31, 2002, 2001 and 2000
                (Dollars in Thousands, except per share amounts)

                                                      2002      2001      2000
                                                    -------   -------   -------

Interest and Dividend Income
   Loans                                            $29,085   $30,508   $31,549
   Securities
      Taxable                                         8,178     7,627     6,205
      Tax-exempt                                      2,713     2,708     2,724
   Federal funds sold                                   157       706       126
   Dividends on Federal Home Loan and Federal
      Reserve Bank stock                                336       433       435
   Deposits with financial institutions                  14        11        10
                                                    -------   -------   -------
         Total interest and dividend income          40,483    41,993    41,049
                                                    -------   -------   -------

Interest Expense
   Deposits                                          11,028    16,651    16,075
   Short-term borrowings                                338     1,287     2,024
   Long-term debt                                     5,937     4,911     4,612
                                                    -------   -------   -------
         Total interest expense                      17,303    22,849    22,711
                                                    -------   -------   -------

Net Interest Income                                  23,180    19,144    18,338

Provision for Loan Losses                             2,100     1,500     2,199
                                                    -------   -------   -------

Net Interest Income After Provision for Loan
   Losses                                            21,080    17,644    16,139
                                                    -------   -------   -------

Noninterest Income
   Trust income                                         926     1,167     1,276
   Service charges on deposits                        2,589     1,961     1,731
   Other service charges and fees                       265       310       306
   ATM network fees                                     578       804       725
   Insurance agency commissions                       2,355     1,689     1,140
   Net realized gains (losses) on sales of
      available-for-sale securities                     420       260    (2,070)
   Income from bank owned life insurance                787       632       161
   Other                                              1,081     1,164       782
                                                    -------   -------   -------
         Total noninterest income                     9,001     7,987     4,051
                                                    -------   -------   -------

See Notes to Consolidated Financial Statements

                           NB&T Financial Group, Inc.
                        Consolidated Statements of Income
                  Years Ended December 31, 2002, 2001 and 2000
                (Dollars in Thousands, except per share amounts)

Noninterest Expense

   Salaries and employee benefits                    $11,512   $ 9,006   $ 7,582
   Net occupancy expense                               1,171     1,045       866
   Equipment expense                                   2,748     2,592     2,233
   Data processing fees                                  146       170       152
   Professional fees                                   1,420     1,342     1,187
   Marketing expense                                     785       532       496
   Printing and office supplies                          547       495       388
   State franchise tax                                   552       569       477
   Amortization of intangibles                           616        --        --
   Other                                               2,662     2,387     1,991
                                                     -------   -------   -------
      Total noninterest expense                       22,159    18,138    15,372
                                                     -------   -------   -------

Income Before Income Tax                               7,922     7,493     4,818

Provision for Income Taxes                             1,391     1,476       772
                                                     -------   -------   -------
Net Income                                           $ 6,531   $ 6,017   $ 4,046
                                                     =======   =======   =======
Basic Earnings Per Share                             $  2.11   $  1.91   $  1.27
                                                     =======   =======   =======
Diluted Earnings Per Share                           $  2.10   $  1.90   $  1.26
                                                     =======   =======   =======

See Notes to Consolidated Financial Statements

                           NB&T Financial Group, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                                              Accumulated
                                                 Common   Additional              Unearned       Other
                                                 Stock      Paid-in    Retained     ESOP     Comprehensive   Treasury
                                                 Amount     Capital    Earnings    Shares    Income (Loss)     Stock     Total
                                                 ------   ----------   --------   --------   -------------   --------   -------

Balance, January 1, 2000                         $1,000     $7,921     $28,482    $  (405)      $(3,331)     $(4,091)   $29,576
   Comprehensive income
      Net income                                                         4,046                                            4,046
      Change in unrealized gain on
         securities available for sale, net of
         reclassification adjustment and tax
         effect                                                                                   3,554                   3,554
                                                                                                                        -------
         Total comprehensive income                                                                                       7,600
                                                                                                                        -------
   Dividends on common stock, $.76 per share                            (2,423)                                          (2,423)
   Purchase of stock (9,900 shares)                                                                             (221)      (221)
   Stock options exercised                                     151         182                                              333
   ESOP shares earned                                           56                    106                                   162
   Net change in equity from ESOP shares                                 2,204                                            2,204
                                                 ------     ------     -------    -------       -------      -------    -------

Balance, December 31, 2000                        1,000      8,128      32,491       (299)          223       (4,312)    37,231
   Comprehensive income
      Net income                                                         6,017                                            6,017
      Change in unrealized (loss) on
         securities available for sale, net of
         reclassification adjustment and tax
         effect                                                                                    (368)                   (368)
                                                                                                                        -------
         Total comprehensive income                                                                                       5,649
                                                                                                                        -------
   Dividends on common stock, $.84 per share                            (2,650)                                          (2,650)
   Purchase of stock (83,632 shares)                                      (739)                                 (934)    (1,673)
   Stock options exercised                                       9          21                                               30
   Shares sold to ESOP                                         955         718     (1,673)
   ESOP shares earned                                           37                    101                                   138
   Net change in equity from ESOP shares                                  (432)                                            (432)
                                                 ------     ------     -------    -------       -------      -------    -------

Balance, December 31, 2001                        1,000      9,129      35,426     (1,871)         (145)      (5,246)    38,293
   Comprehensive income
      Net income                                                         6,531                                            6,531
      Change in unrealized gain on
         securities available for sale, net of
         reclassification adjustment and tax
         effect                                                                                   2,209                   2,209
                                                                                                                        -------
         Total comprehensive income                                                                                       8,740
                                                                                                                        -------
   Dividends on common stock, $.92 per share                            (2,848)                                          (2,848)
   Sale of stock to ESOP (5,728 shares)                         83                                                49        132
   Stock options exercised                                      30                                                78        108
   ESOP shares earned                                           28                    168                                   196
   Net change in equity from ESOP shares                                   172                                              172
                                                 ------     ------     -------    -------       -------      -------    -------

Balance, December 31, 2002                       $1,000     $9,270     $39,281    $(1,703)      $ 2,064      $(5,119)   $44,793
                                                 ======     ======     =======    =======       =======      =======    =======

See Notes to Consolidated Financial Statements

                           NB&T Financial Group, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                        2002        2001       2000
                                                                     ---------   ---------   --------
Operating Activities
   Net income                                                        $   6,531   $   6,017   $  4,046
   Items not requiring (providing) cash
      Depreciation and amortization                                      1,855       1,702      1,496
      Provision for loan losses                                          2,100       1,500      2,199
      Amortization of premiums and discounts on securities                 946         449        218
      ESOP shares earned                                                   196         138        162
      Deferred income taxes                                               (440)        371        (78)
      Proceeds from sale of loans held for sale                          4,791       9,110      1,241
      Originations of loans held for sale                               (3,856)     (9,611)    (1,241)
      Gain from sale of loans                                             (143)       (166)        --
      Net realized (gains) losses on available-for-sale securities        (420)       (260)     2,070
      FHLB stock dividends                                                (309)       (412)      (436)
   Changes in
      Interest receivable                                                  861         254       (653)
      Other assets                                                       1,189      (1,075)      (402)
      Interest payable and other liabilities                            (1,029)        960         33
                                                                     ---------   ---------   --------
         Net cash provided by operating activities                      12,272       8,977      8,655
                                                                     ---------   ---------   --------

Investing Activities
   Purchases of available-for-sale securities                         (159,328)   (170,525)   (52,525)
   Proceeds from maturities of available-for-sale securities           137,539      99,913     10,212
   Proceeds from the sales of available-for-sale securities             27,520      12,452     40,998
   Purchases of Federal Reserve Bank stock                                (375)         --         --
   Proceeds from loan sales                                                 --       8,950         --
   Net change in loans                                                  (2,801)     11,349    (25,015)
   Purchase of premises and equipment                                   (2,482)     (2,739)    (1,283)
   Purchase of bank owned life insurance policies                           --          --    (10,000)
   Acquisitions of bank and insurance agencies                              --      (2,300)        --
                                                                     ---------   ---------   --------
         Net cash provided (used) in investing activities                   73     (42,900)   (37,613)
                                                                     ---------   ---------   --------

See Notes to Consolidated Financial Statements

                           NB&T Financial Group, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                       2002       2001       2000
                                                                     --------   --------   --------
Financing Activities
   Net increase in demand deposits, money market, NOW and savings
      accounts                                                       $  1,011   $ 43,575   $  1,255
   Net increase (decrease) in certificates of deposit                 (12,162)   (12,797)    25,501
   Net decrease in short-term borrowings                               (2,815)   (18,093)      (210)
   Proceeds from long-term debt                                         8,000     34,522      5,000
   Repayment of long-term debt                                         (6,398)        --       (108)
   Proceeds from stock options exercised                                  108         24        154
   Sale (purchase) of treasury stock                                      132     (1,673)      (221)
   Dividends paid                                                      (2,848)    (2,593)    (2,356)
                                                                     --------   --------   --------
      Net cash provided by (used in) financing activities             (14,972)    42,965     29,015
                                                                     --------   --------   --------

Increase (Decrease) in Cash and Cash Equivalents                       (2,627)     9,042         57

Cash and Cash Equivalents, Beginning of Year                           28,437     19,395     19,338
                                                                     --------   --------   --------
Cash and Cash Equivalents, End of Year                               $ 25,810   $ 28,437   $ 19,395
                                                                     ========   ========   ========

Supplemental Cash Flows Information
   Interest paid                                                     $ 17,705   $ 23,037   $ 22,470
   Income taxes paid (net of refunds)                                   1,977      1,060        596

See Notes to Consolidated Financial Statements

                           NB&T Financial Group, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001 and 2000

Note 1: Nature of Operations and Summary of Significant Accounting Policies

   Nature of Operations

     NB&T Financial Group, Inc. ("Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the "Bank") and NB&T Statutory Trust I ("Trust I"). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Adams, Auglaize, Brown, Clermont, Clinton, Fayette, Hardin, Highland, and Warren counties in Ohio. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, NB&T Insurance Agency, Inc. ("Agency"). The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, Trust I, Bank and the Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

   Cash Equivalents

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

   Securities

     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

     Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

     Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

   Loans Held for Sale

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

   Loans

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

     Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

   Allowance for Loan Losses

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.

   Premises and Equipment

     Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

   Federal Reserve and Federal Home Loan Bank Stock

     Federal Reserve and Federal Home Loan Bank stock are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

   Foreclosed Assets Held for Sale

     Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

   Goodwill

     Goodwill is annually tested for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

   Intangible Assets

     Intangible assets are being amortized on an accelerated basis over periods ranging from seven to eleven years. Such assets are periodically evaluated as to the recoverability of their carrying value.

   Treasury Stock

     Treasury stock is stated at cost. Cost is determined based on the average cost of all shares.

   Stock Options

     At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (thousands, except per share amounts):

                                                        Year Ended December 31
                                                       ------------------------
                                                        2002     2001     2000
                                                       ------   ------   ------

     Net income, as reported                           $6,531   $6,017   $4,046

     Less: Total stock-based employee
        compensation cost determined
        under the fair value based method,
        net of income taxes                              (107)     (82)     (58)
                                                       ------   ------   ------

     Pro forma net income                              $6,424   $5,935   $3,988
                                                       ======   ======   ======

     Earnings per share:
        Basic - as reported                            $ 2.11   $ 1.91   $ 1.27
                                                       ======   ======   ======
        Basic - pro forma                              $ 2.08   $ 1.88   $ 1.25
                                                       ======   ======   ======
        Diluted - as reported                          $ 2.10   $ 1.90   $ 1.26
                                                       ======   ======   ======
        Diluted - pro forma                            $ 2.06   $ 1.88   $ 1.24
                                                       ======   ======   ======

   Income Taxes

     Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.

   Earnings Per Share

     Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares which have not vested have been excluded from the computation of average shares outstanding.

   Reclassifications

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2002 was $6,293,000.

Note 3: Securities

     The amortized cost and approximate fair values of securities are as follows (thousands):

                                                             Gross        Gross
                                              Amortized   Unrealized   Unrealized   Approximate
                                                 Cost        Gains       Losses      Fair Value
                                              ---------   ----------   ----------   -----------
     Available-for-Sale Securities:
        December 31, 2002:
           U.S. government agencies            $ 44,315     $  339       $   --       $ 44,654
           Mortgage-backed securities           104,572      2,531            3        107,100
           State and political subdivision        8,576        265           --          8,841
           Other securities                       8,010          8           13          8,005
                                               --------     ------       ------       --------
                                               $165,473     $3,143       $   16       $168,600
                                               ========     ======       ======       ========

        December 31, 2001:
           U.S. government agencies            $ 54,117     $  399       $  378       $ 54,138
           Mortgage-backed securities           101,092        762          930        100,924
           State and political subdivisions       8,572          9           82          8,499
           Other securities                       8,010         --           --          8,010
                                               --------     ------       ------       --------
                                               $171,791     $1,170       $1,390       $171,571
                                               ========     ======       ======       ========

                                                             Gross        Gross
                                              Amortized   Unrealized   Unrealized   Approximate
                                                 Cost        Gains       Losses      Fair Value
                                              ---------   ----------   ----------   -----------
     Held-to-Maturity Securities:
        December 31, 2002:
           State and political subdivisions    $44,490      $1,216        $ 76        $45,630
                                               =======      ======        ====        =======

        December 31, 2001:
           State and political subdivisions    $44,430      $  373        $577        $44,226
                                               =======      ======        ====        =======

     The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2002, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Available for Sale     Held to Maturity
                                      --------------------   -------------------
                                      Amortized      Fair    Amortized     Fair
                                         Cost       Value       Cost      Value
                                      ---------   --------   ---------   -------
     Within one year                   $     --   $     --    $   989    $   998
     One to five years                   28,075     28,250         --         --
     Five to ten years                   16,240     16,404        100        109
     After ten years                      8,586      8,851     43,401     44,523
                                       --------   --------     ------     ------
                                         52,901     53,505     44,490     45,630
     Mortgage-backed securities         104,572    107,100         --         --
     Other asset-backed securities        8,000      7,995         --         --
                                       --------   --------    -------    -------
        Totals                         $165,473   $168,600    $44,490    $45,630
                                       ========   ========    =======    =======

     The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $132,495,000 at December 31, 2002, and $141,512,000 at December 31, 2001.

     The book value of securities sold under agreements to repurchase amounted to $19,360,000 and $26,340,000 at December 31, 2002 and 2001, respectively.

     Gross gains of $420,000, $260,000 and $0 and gross losses of $0, $0 and $2,070,000 resulting from sales of available-for-sale securities were realized for 2002, 2001 and 2000, respectively.

Note 4: Loans and Allowance for Loan Losses

     Categories of loans at December 31, include (thousands):

                                                              2002       2001
                                                            --------   --------
     Commercial and industrial                              $108,513   $106,976
     Agricultural                                             20,857     19,076
     Real estate construction                                  7,282      5,389
     Commercial real estate                                   28,179     31,022
     Residential real estate                                 141,417    145,755
     Consumer                                                 74,533     70,345
     Other                                                     4,247      3,883
                                                            --------   --------
           Total loans                                       385,028    382,446

     Less
        Net deferred loan fees, premiums and discounts          (357)       268
        Allowance for loan losses                             (4,010)    (3,810)
                                                            --------   --------

           Net loans                                        $380,661   $378,904
                                                            ========   ========

     Activity in the allowance for loan losses was as follows (thousands):

                                                             2002      2001      2000
                                                            ------   -------   -------
     Balance, beginning of year                             $3,810   $ 3,802   $ 3,222
     Provision charged to expense                            2,100     1,500     2,199
     Amounts assumed in acquisition                             --       622        --
     Losses charged off, net of recoveries of $285,000 in
        2002, $232,000 in 2001 and $252,000 in 2000         (1,900)   (2,114)   (1,619)
                                                            ------   -------   -------

     Balance, end of year                                   $4,010   $ 3,810   $ 3,802
                                                            ======   =======   =======

     Impaired loans totaled $4,214,000 and $4,859,000 at December 31, 2002 and 2001, respectively. An allowance for loan losses of $1,542,000 and $1,327,000 relates to impaired loans of $4,196,000 and $3,937,000, at
     December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, impaired loans of $18,000 and $922,000 had no related allowance for loan losses.

     Interest of $104,000 and $166,000 was recognized on average impaired loans of $4,406,000 and $4,800,000 for 2002 and 2001. Interest of $133,000 and
     $166,000 was recognized on impaired loans on a cash basis during 2002 and 2001.

     At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $1,391,000 and $858,000, respectively. Non-accruing loans at December 31, 2002 and 2001 were $4,734,000 and $4,859,000, respectively.

Note 5: Premises and Equipment

     Major classifications of premises and equipment, stated at cost, are as follows (thousands):

                                                                2002      2001
                                                              -------   -------
     Land                                                     $ 1,880   $ 1,892
     Buildings and improvements                                11,571    11,640
     Leasehold improvements                                       482       480
     Construction in progress                                   1,303        --
     Equipment                                                  9,236     9,114
                                                              -------   -------
                                                               24,472    23,126
     Less accumulated depreciation                             (9,640)   (8,921)
                                                              -------   -------

        Net premises and equipment                            $14,832   $14,205
                                                              =======   =======

     Construction in progress consists of a building purchased for $1,004,000 and remodeling in the amount of $299,000 to date. Additional commitment to complete the remodeling is approximately $200,000.

Note 6: Goodwill

     During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. There was no material impact of the adoption on the financial statements.

     All goodwill is allocated to the banking segment of the business and totaled $3,625,000 at December 31, 2002 and 2001.

Note 7: Other Intangible Assets

     The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2002 and 2001, were (thousands):

                                         2002                      2001
                               -----------------------   -----------------------
                                 Gross                     Gross
                               Carrying    Accumulated   Carrying    Accumulated
                                Amount    Amortization    Amount    Amortization
                               --------   ------------   --------   ------------
     Core deposits              $3,051       $(514)       $3,051         $--
     Other                       1,524        (102)        1,210          --
                                ------       -----        ------         ---
                                $4,575       $(616)       $4,261         $ 0
                                ======       =====        ======         ===

     Amortization expense for the years ended December 31, 2002 and 2001, was $616,000 and $0, respectively. Estimated amortization expense for each of the following five years is (thousands):

     2003         $696
     2004          615
     2005          538
     2006          457
     2007          374

Note 8: Interest-Bearing Deposits

     Interest-bearing deposits in denominations of $100,000 or more were $42,633,000 on December 31, 2002, and $45,158,000 on December 31, 2001.

     At December 31, 2002, the scheduled maturities of time deposits are as follows (thousands):

     2003         $139,692
     2004           47,953
     2005           15,014
     2006            1,587
     2007            2,041
     Thereafter      1,308
                  --------

                  $207,595
                  ========

Note 9: Short-Term Borrowings

     Short-term borrowings included the following (thousands):

                                                                 2002     2001
                                                               -------   -------
     Securities sold under repurchase agreements               $17,188   $21,759
     U.S. Treasury demand notes                                  2,052       296
                                                               -------   -------

        Total short-term borrowings                            $19,240   $22,055
                                                               =======   =======

     Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. agency notes and such collateral is held by the Federal Reserve Bank. The maximum amount of outstanding agreements at any month end during 2002 and 2001 totaled $30,145,000 and $44,158,000 and the daily average of such agreements totaled $23,445,000 and $34,250,000. The agreements at December 31, 2002, mature daily.

     The Bank has an unused letter of credit with the Federal Home Loan Bank in the amount of $15,000,000 expiring March 31, 2003.

Note 10: Long-Term Debt

     Long-term debt consisted of the following components (thousands):

                                                               2002       2001
                                                             --------   --------
     Federal Home Loan Bank Advances                         $108,338   $114,628
     Junior subordinated debentures                             8,000         --
     ESOP Trust debt guarantee                                    108        216
                                                             --------   --------

        Total                                                $116,446   $114,844
                                                             ========   ========

     The Federal Home Loan Bank advances are secured by mortgage loans and investment securities totaling $162,555,000 at December 31, 2002. Advances, at interest rates from 4.67 to 6.26 percent are subject to restrictions or penalties in the event of prepayment.

     On June 26, 2002, NB&T Statutory Trust I ("Trust I"), a wholly owned subsidiary of the Corporation, closed a pooled private offering of 8,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust I are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of Trust I under the Capital Securities. Distributions on the Capital Securities are payable quarterly at the annual rate of 3.45% over the 3 month LIBOR and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.

     The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Corporation having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of June 26, 2032, at the option of the Corporation; on or after June 26, 2007 at par. Upon occurrence of specific events defined within the trust indenture, the Capital Securities may also be redeemed prior to June 26, 2007 at a premium. The Corporation has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 20 consecutive semi-annual periods.

     The ESOP Trust loan agreement contains various covenants for the Company which include a minimum net worth and restrictions on additional indebtedness. The note may be prepaid without penalty with prepayments applying in the inverse order of the maturities of the scheduled payments. Interest is due quarterly at the prime rate, 4.25% at December 31, 2002. Final scheduled payment of $106,000 is due December 31, 2003.

     Aggregate annual maturities of Federal Home Loan Bank Advances and ESOP Trust Debt Guarantee at December 31, 2002, are (thousands):

                    Debt
                  --------
     2003         $  2,508
     2004            2,514
     2005            2,634
     2006            2,290
     2007               --
     Thereafter     98,500
                  --------

                  $108,446
                  ========

Note 11: Income Taxes

     The provision for income taxes includes these components (thousands):

                                                          2002     2001    2000
                                                         ------   ------   ----

     Taxes currently payable                             $1,831   $1,105   $854
     Deferred income taxes                                 (440)     371    (82)
                                                         ------   ------   ----

           Income tax expense                            $1,391   $1,476   $772
                                                         ======   ======   ====

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below (thousands):

                                                        2002     2001     2000
                                                       ------   ------   ------

     Computed at the statutory rate (34%)              $2,693   $2,547   $1,641
     Increase (decrease) resulting from
        Tax exempt interest                              (847)    (809)    (816)
        ESOP dividend                                    (142)      --       --
        Bank owned life insurance                        (267)    (217)     (53)
        Other                                             (46)     (45)      --
                                                       ------   ------   ------

           Actual tax expense                          $1,391   $1,476   $  772
                                                       ======   ======   ======

     The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

                                                                  2002     2001
                                                                -------   -----

     Deferred tax assets
        Allowance for loan losses                               $ 1,171   $ 753
        Accruals not currently deductible                            64       8
        Unrealized losses on securities available for sale           --      74
                                                                -------   -----
                                                                  1,235     835
                                                                -------   -----
     Deferred tax liabilities
        Depreciation                                               (192)   (245)
        FHLB stock dividends                                       (824)   (719)
        Intangible asset amortization                                (9)    (27)
        Unrealized gains on available-for-sale securities        (1,063)     --
                                                                -------   -----
                                                                 (2,088)   (991)
                                                                -------   -----

           Net deferred tax asset (liability)                   $  (853)  $(156)
                                                                =======   =====

Note 12: Other Comprehensive Income (Loss)

     Other comprehensive income (loss) components and related taxes were as follows (thousands):

                                                        2002     2001    2000
                                                       ------   -----   -------
     Unrealized gains (losses) on securities
        available for sale                             $3,767   $(298)  $ 3,315
     Reclassification for realized amount
        included in income                                420     260    (2,070)
                                                       ------   -----   -------
           Other comprehensive income
              (loss), before tax effect                 3,347    (558)    5,385
     Tax expense (benefit)                              1,138    (190)    1,831
                                                       ------   -----   -------

           Other comprehensive income (loss)           $2,209   $(368)  $ 3,554
                                                       ======   =====   =======

Note 13: Regulatory Matters

     The Company and the subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification from the regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized, the Company must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

     The Company and subsidiary bank's actual capital amounts and ratios are also presented in the following table (thousands):

                                                                                 To Be Well Capitalized
                                                         For Capital Adequacy   Under Prompt Corrective
                                            Actual             Purposes            Action Provisions
                                       ---------------   --------------------   -----------------------
                                        Amount   Ratio       Amount   Ratio          Amount   Ratio
                                       -------   -----      -------   -----         -------   -----
     As of December 31, 2002
        Total Risk-Based Capital
           (to Risk-Weighted Assets)
           Consolidated                $59,915   14.66%     $32,700    8.0%         $         N/A
           Bank                         52,617   12.87       32,700    8.0           40,875    10.0

        Tier I Capital
           (to Risk-Weighted Assets)
           Consolidated                 55,905   13.68       16,350    4.0                    N/A
           Bank                         48,607   11.89       16,350    4.0           24,525     6.0

        Tier I Capital
           (to Average Assets)
           Consolidated                 55,905    8.48       26,373    4.0                    N/A
           Bank                         48,607    7.37       26,373    4.0           32,967     5.0

     As of December 31, 2001
        Total Risk-Based Capital
           (to Risk-Weighted Assets)
           Consolidated                $46,684   11.50%     $32,476    8.0%         $         N/A
           Bank                         40,499   10.05       32,249    8.0           40,311    10.0

        Tier I Capital
           (to Risk-Weighted Assets)
           Consolidated                 42,874   10.60       16,179    4.0                    N/A
           Bank                         36,689    9.10       16,124    4.0           24,187     6.0

        Tier I Capital
           (to Average Assets)
           Consolidated                 42,874    6.83       25,109    4.0%                   N/A
           Bank                         36,689    5.85       25,090    4.0           31,362     5.0

     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2002, approximately $7,050,000 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 14: Related Party Transactions

     The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

                                                                2002      2001
                                                               ------   -------
     Balance, January 1                                        $2,988   $ 3,004
     New loans                                                  2,391     1,981
     Payments                                                    (708)   (1,997)
     Other changes                                               (578)       --
                                                               ------   -------

     Balance, December 31                                      $4,093   $ 2,988
                                                               ======   =======

     In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

     Deposits from related parties held by the Bank at December 31, 2002 and 2001 totaled $899,000 and $601,000, respectively.

Note 15: Employee Benefits

     The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation with the Bank matching 3% of the employee's contribution on the first 8% of the employee's compensation. Employer contributions charged to expense for 2002, 2001and 2000 were $148,000, $108,000 and $106,000, respectively.

     Also, the Bank has a deferred compensation agreement with certain active and retired officers. The agreement provides level monthly or annual payments ranging from four to twenty years after retirement. The charge to expense for the agreement was $167,000 for 2002 and $0 for 2001. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.1% discount factor.

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company's common stock held by the ESOP were purchased with the proceeds of external borrowings and borrowings from the Company. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with Statement of Position 93-6, with the exception of shares acquired in 1986. Accordingly, the external debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

     Compensation expense for ESOP shares acquired in 1986 is equal to the principal repaid on the related borrowing plus any additional cash contributions.

     ESOP compensation expense was $201,000, $129,000 and $154,000 for years 2002, 2001 and 2000, respectively. The ESOP shares as of December 31 were as follows:

                                              2002                   2001
                                     --------------------   --------------------
                                      SOP 93-6      1986     SOP 93-6      1986
                                       Shares      Shares     Shares      Shares
                                     ----------   -------   ----------   -------

     Allocated shares                    22,717   510,542       26,449   509,283
     Shares released for
        allocation                        6,657    16,448        3,578    18,165
     Unearned shares                     83,302    15,668       89,959    32,115
                                     ----------   -------   ----------   -------

           Total ESOP shares            112,676   542,658      119,986   559,563
                                     ==========   =======   ==========   =======

     Fair value of unearned
        shares at December 31        $1,895,000             $1,989,000
                                     ==========             ==========

     The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary's termination or after retirement. At December 31, 2002, the fair value, as estimated by The Phoenix Group, Inc., of the 22,717 allocated shares held by the ESOP is $22.75 per share. In addition, there are 9.69 outstanding shares held by former employees that are subject to an ESOP-related repurchase option. The fair value of all shares subject to the repurchase obligation is $220.

Note 16: Stock Option Plan

     The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 267,326 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant. An option's maximum term is ten years.

     A summary of the status of the plan at December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

                                       2002                  2001                  2000
                                -------------------   -------------------   -------------------
                                          Weighted-             Weighted-             Weighted-
                                           Average               Average               Average
                                          Exercise              Exercise              Exercise
                                 Shares     Price      Shares     Price      Shares     Price
                                -------   ---------   -------   ---------   -------   ---------
     Outstanding, beginning
        of year                 141,476    $18.06     115,766    $18.20     112,436    $13.77

     Granted                     36,500     20.71      30,000     17.25      30,200     23.57
     Exercised                   (9,000)    12.00      (2,520)     9.69     (26,870)     5.71
     Expired                         --                (1,770)    25.81          --
                                -------    ------     -------    ------     -------    ------

     Outstanding, end of year   168,976     18.95     141,476     18.06     115,766     18.20
                                =======    ======     =======    ======     =======    ======

     Options exercisable, end
        of year                  82,956     16.96      70,126     15.37      56,846     13.61
                                =======    ======     =======    ======     =======    ======

     The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

                                                     2002      2001     2000
                                                   -------   -------   -------
     Dividend yields                                   4.4%      3.0%      3.0%
     Volatility factors of expected market price
        of common stock                               17.0%     19.0%     19.0%
     Risk-free interest rates                          2.0%      6.5%      6.5%
     Expected life of options                      9 years   9 years   9 years

     Weighted-average fair value of options
         granted during the year                     $1.62     $4.45     $6.42

     The following table summarizes information about stock options under the plan outstanding at December 31, 2002:

                                                 Options
                                               Outstanding                         Options Exercisable
                         -------------------------------------------------   ------------------------------
                                       Weighted-Average
     Range of Exercise     Number         Remaining       Weighted-Average     Number      Weighted-Average
          Prices         Outstanding   Contractual Life    Exercise Price    Exercisable    Exercise Price
     -----------------   -----------   ----------------   ----------------   -----------   ----------------
      $ 9.63 to $13.63      49,276        3.23 years           $12.50           49,276           $12.50
      $17.25 to $21.50      75,500        8.61 years           $19.41            9,600           $18.80
      $23.25 to $28.00      44,200        6.49 years           $25.35           24,080           $25.35

Note 17: Earnings Per Share

     Earnings per share (EPS) were computed as follows (thousands, except per share amounts):

                                                   Year Ended December 31, 2002
                                                 -------------------------------
                                                           Weighted-
                                                            Average    Per Share
                                                 Income     Shares       Amount
                                                 ------   ----------   ---------

     Net income                                  $6,531

     Basic earnings per share
        Income available to common
           stockholders                           6,531    3,088,976     $2.11
                                                                         =====
     Effect of dilutive securities
        Stock options                                         27,926
                                                          ----------
     Diluted earnings per share
        Income available to common
           stockholders and assumed
           conversions                           $6,531   $3,116,902     $2.10
                                                 ======   ==========     =====

     Options to purchase 51,700 shares of common stock at $21.375 to $28.00 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                  Year Ended December 31, 2001
                                                 -------------------------------
                                                           Weighted-
                                                            Average    Per Share
                                                 Income     Shares       Amount
                                                 ------   ----------   ---------

     Net income                                  $6,017

     Basic earnings per share
        Income available to common
           stockholders                           6,017    3,149,587     $1.91
                                                                         =====

     Effect of dilutive securities
        Stock options                                         15,280
                                                          ----------

     Diluted earnings per share
        Income available to common
           stockholders and assumed
           conversions                           $6,017   $3,164,867     $1.90
                                                 ======   ==========     =====

     Options to purchase 54,700 shares of common stock at $24.77 per share were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                  Year Ended December 31, 2000
                                                 -------------------------------
                                                           Weighted-
                                                            Average    Per Share
                                                 Income     Shares      Amount
                                                 ------   ----------   ---------

     Net income                                  $4,046

     Basic earnings per share
         Income available to common
            stockholders                          4,046    3,185,157     $1.27


     Effect of dilutive securities
         Stock options                                        21,350
                                                          ----------

     Diluted earnings per share
         Income available to common
            stockholders and assumed
            conversions                          $4,046   $3,206,507     $1.26
                                                 ======   ==========     =====

     Options to purchase 54,700 shares of common stock at $24.77 per share were outstanding at December 31, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note 18: Business Acquisitions

     On December 10, 2001, the Company acquired substantially all of the assets and all of the deposits of Sabina Bank. The results of Sabina Bank's operations have been included in the consolidated financial statements since that date. Sabina Bank, located in Sabina, Ohio, was a subsidiary of Premier Financial Bancorp, Inc. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

     The aggregate cash purchase price was $12.9 million.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (thousands):

     Cash and cash equivalents                                           $15,511
     Loans                                                                30,639
     Premises and equipment                                                1,618
     Core deposits                                                         3,051
     Goodwill                                                              3,625
     Other assets                                                            324
                                                                         -------
        Total assets acquired                                             54,768
                                                                         -------

     Deposits                                                             41,773
     Long-term debt                                                           --
     Other liabilities                                                        52
                                                                         -------
        Total liabilities acquired                                        41,825
                                                                         -------

           Net assets acquired                                           $12,943
                                                                         =======

     The only significant intangible asset acquired, other than goodwill, was the core deposit base, which has a useful life of approximately eight years and will be amortized using an accelerated method. The $3,625,000 of goodwill was assigned entirely to the banking segment of the business. Of that total amount, $3,625,000 is expected to be deductible for tax purposes.

     The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

                                                          Year Ended December 31
                                                          ----------------------
                                                           2001           2000
                                                          -------        -------

     Net interest income                                  $21,191        $20,640
     Net income                                             6,105          4,256
     Per share - combined:
        Basic net income                                     1.94           1.34
        Diluted net income                                   1.93           1.33

Note 19: Disclosures about Fair Value of Financial Instruments

     The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate. (thousands):

                                                    December 31, 2002     December 31, 2001
                                                   -------------------   -------------------
                                                   Carrying     Fair     Carrying     Fair
                                                    Amount     Value      Amount     Value
                                                   --------   --------   --------   --------
     Financial assets
        Cash and cash equivalents                  $ 25,810   $ 25,810   $ 28,437   $ 28,437
        Available-for-sale securities               168,600    168,600    171,571    171,571
        Held-to-maturity securities                  44,490     45,630     44,430     44,226
        Loans including loans held for sale, net    380,661    386,686    380,752    388,477
        Stock in FRB and FHLB                         7,598      7,598      6,914      6,914
        Cash surrender value of life insurance       11,100     11,100     10,793     10,793
        Interest receivable                           4,113      4,113      4,974      4,974

     Financial liabilities
        Deposits                                    468,089    471,106    479,240    482,042
        Short-term borrowings                        19,240     19,240     22,055     22,055
        Long-term debt                              116,446    124,288    114,844    120,026
        Interest payable                                912        912      1,177      1,177

     For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2002 and 2001. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2002 and 2001 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2002 and 2001, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 20: Commitments and Credit Risk

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

     At December 31, 2002 and 2001, the Bank had outstanding commitments to originate loans aggregating approximately $2,170,000 and $6,395,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $164,000 and $1,395,000 at December 31, 2002 and 2001, respectively, with the remainder at floating market rates.

     Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     The Bank had total outstanding letters of credit amounting to $1,347,000 and $1,831,000, at December 31, 2002 and 2001, respectively, with terms ranging from 30 days to 4 years.

     Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, some of which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.

     Total mortgage loans in the process of origination amounted to $398,000 and $2,039,000 and mortgage loans held for sale amounted to $0 and $1,848,000, at December 31, 2002 and 2001, respectively. Included in mortgage loans in the process of origination were commitments to originate loans at fixed rates of interest of $0 and $2,039,000 at December 31, 2002 and 2001, respectively.

     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

     At December 31, 2002, the Bank had granted unused lines of credit to borrowers aggregating approximately $20,258,000 and $17,969,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2001, unused lines of credit to borrowers aggregated approximately $23,086,000 for commercial lines and $16,603,000 for open-end consumer lines.

     At December 31, 2002, the Bank had approximately $7,018,000 on deposit with the US Bank.

Note 21: Condensed Financial Information (Parent Company Only)

     Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

                            Condensed Balance Sheets

                                                                2002      2001
                                                              -------   -------
     Assets
        Cash and due from banks                               $ 7,513   $ 1,056
        Securities available for sale                              --     5,992
        Investment in common stock of banking subsidiary       57,995    44,791
        Investment in nonbanking subsidiary                       248        --
        Other assets                                              370         2
                                                              -------   -------
           Total assets                                       $66,126   $51,841
                                                              =======   =======

     Liabilities
        Long-term debt                                        $ 8,356   $   216
        Other liabilities                                         466       649
                                                              -------   -------
           Total liabilities                                    8,822       865

     Equity From ESOP Shares                                   12,511    12,683

     Stockholders' Equity                                      44,793    38,293
                                                              -------   -------
           Total liabilities and stockholders' equity         $66,126   $51,841
                                                              =======   =======

                         Condensed Statements of Income

                                                        2002     2001     2000
                                                      -------   ------   ------
     Income
        Dividends from banking subsidiary             $ 8,000   $4,000   $4,000
        Other income                                        8       30       11
                                                      -------   ------   ------
           Total income                                 8,008    4,030    4,011
                                                      -------   ------   ------

     Expenses
        Interest expense                                  215       23       40
        Amortization of core deposit
           intangibles and fair value
           adjustments                                      4       --       --

        Other expenses                                      4       39       64
                                                      -------   ------   ------
           Total expenses                                 223       62      104
                                                      -------   ------   ------

     Income Before Income Tax and
        Equity in Undistributed Income
        of Banking Subsidiary                           7,785    3,968    3,907

     Income Tax Expense (Benefit)                        (251)     (15)       1
                                                      -------   ------   ------

     Income Before Equity in
        Undistributed Income of Banking
        Subsidiary                                      8,036    3,983    3,906

     Equity in Undistributed Income of
        Banking Subsidiary                             (1,505)   2,034      140
                                                      -------   ------   ------
     Net Income                                       $ 6,531   $6,017   $4,046
                                                      =======   ======   ======

                       Condensed Statements of Cash Flows

                                                                      2002       2001      2000
                                                                    --------   -------   -------
     Operating Activities
        Net income                                                  $  6,531   $ 6,017   $ 4,046
        Items not requiring (providing) cash                           1,150    (1,985)      (16)
                                                                    --------   -------   -------
           Net cash provided by (used in) by operating activities      7,681     4,032     4,030
                                                                    --------   -------   -------

     Investing Activities
        Investment in banking subsidiary                             (12,500)       --        --
        Investment in nonbanking subsidiary                             (248)       --        --
        Purchases of securities available for sale                        --    (5,992)   (6,169)
        Proceeds from sale of securities available for sale            5,992     6,169     4,936
                                                                    --------   -------   -------
           Net cash provided by (used in) investing activities        (6,756)      177    (1,233)
                                                                    --------   -------   -------

     Financing Activities
        Cash dividends paid                                           (2,848)   (2,594)   (2,356)
        Proceeds from the issuance of subordinated debt                8,248        --        --
        Repayment of long-term debt                                     (108)       --        --
        Proceeds from stock options exercised                            108        24       154
        Sale/(Purchase) of treasury stock                                132    (1,673)     (221)
                                                                    --------   -------   -------
           Net cash provided by (used in) financing activities         5,532    (4,243)   (2,423)
                                                                    --------   -------   -------

     Net Change in Cash and Cash Equivalents                           6,457       (34)      374

     Cash and Cash Equivalents at Beginning of Year                    1,056     1,090       716
                                                                    --------   -------   -------

     Cash and Cash Equivalents at End of Year                       $  7,513   $ 1,056   $ 1,090
                                                                    ========   =======   =======

Note 22: Selected Quarterly Data (Unaudited)

     The following tables summarize selected quarterly results of operations for 2002 and 2001 (thousands, except per share amounts):

     December 31, 2002                               March      June    September   December
                                                    -------   -------   ---------   --------
     Interest and dividend income                   $10,446   $10,383    $10,242     $9,412
     Interest expense                                 4,785     4,343      4,267      3,908
                                                    -------   -------    -------     ------
     Net interest income                              5,661     6,040      5,975      5,504
     Provision for loan losses                          375       475        550        700
                                                    -------   -------    -------     ------
     Net interest income after provision for loan
        losses                                        5,286     5,565      5,425      4,804
     Noninterest income                               1,959     2,306      2,156      2,580
     Noninterest expense                              5,288     5,533      5,370      5,968
                                                    -------   -------    -------     ------
     Income before income tax                         1,957     2,338      2,211      1,416
     Income tax expense                                 418       439        484         50
                                                    -------   -------     ------     ------
     Net income                                     $ 1,539   $ 1,899    $ 1,727     $1,366
                                                    =======   =======    =======     ======

     Earnings per share
     Basic                                          $  0.50   $  0.62    $  0.56     $ 0.44
     Diluted                                           0.49      0.61       0.55       .044

     Dividends per share                               0.23      0.23       0.23       0.23

     December 31, 2001                               March      June    September   December
                                                    -------   -------   ---------   --------
     Interest and dividend income                   $10,714   $10,398    $10,448    $10,433
     Interest expense                                 6,108     5,918      5,653      5,170
                                                    -------   -------    -------    -------
     Net interest income                              4,606     4,480      4,795      5,263
     Provision for loan losses                          375       375        375        375
                                                    -------   -------    -------    -------
     Net interest income after provision for loan
        losses                                        4,231     4,105      4,420      4,888
     Noninterest income                               1,704     2,172      1,999      2,112
     Noninterest expense                              4,175     4,404      4,689      4,870
                                                    -------   -------    -------    -------
     Income before income tax                         1,760     1,873      1,730      2,130
     Income tax expense                                 315       337        342        482
                                                    -------   -------    -------    -------
     Net income                                     $ 1,445   $ 1,536    $ 1,388    $ 1,648
                                                    =======   =======    =======    =======

     Earnings per share
     Basic                                          $  0.46   $  0.49    $  0.46    $  0.54
     Diluted                                           0.45      0.48       0.45       0.53

     Dividends per share                               0.21      0.21       0.21       0.21

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

Item 14. Controls and Procedures

(a) The Company's principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements - See Index to Consolidated Financial Statements on page 27 of this Form 10-K.

(2) Financial Statement Schedules - None

(3) Exhibits - See Exhibit Index at page 63 of this Form 10-K.

(b) On October 24, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission regarding a third quarter earnings press release issued on or about that date.

On January 23, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission regarding a fourth quarter earnings press release issued on or about that date.

           INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

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

  10.2    InterCounty Bancshares, Inc. Non-qualified Stock Option Plan:
          Incorporated by reference to the S-1, Exhibit 10.1.

  10.3    NB&T Financial Group, Inc. Supplemental Executive Retirement Plan:
          Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1.

  10.4 NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement - Timothy L. Smith: Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2.

  10.5 NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement - Charles L. Dehner

  21      Subsidiaries of NB&T Financial Group, Inc.

  23.1    Consent of Independent Accountants - BKD, LLP

  23.2    Consent of Independent Accountants - JD Cloud & Co., LLP

  99.1    Safe Harbor Under the Private Securities Litigation Reform Act of 1995

  99.2    Financial Statement Certification by CEO

  99.3    Financial Statement Certification by CFO

  99.4 Proxy Statement for 2003 annual meeting of shareholders; incorporated by reference to definitive proxy statement to be filed on or before March 25, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NB&T Financial Group, Inc.


                                        By /s/ Timothy L. Smith
                                        ----------------------------------------
March 18, 2003                             Timothy L. Smith
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Craig F. Fortin                     By /s/ Timothy L. Smith
----------------------------               -------------------------------------
   Craig F. Fortin                            Timothy L. Smith
   Senior Vice President and                  President, Chief Executive Officer
   Chief Financial Officer                    and a Director
   (Principal Accounting Officer)

Date March 18, 2003                        Date March 18, 2003


By /s/ James W. Foland                     By /s/ Daniel A. DiBiasio
----------------------------               -------------------------------------
   James W. Foland                            Daniel A. DiBiasio
   Secretary and a Director                   Director

Date March 18, 2003                        Date March 18, 2003


By /s/ S. Craig Beam                       By /s/ Janet M. Williams
----------------------------               -------------------------------------
   S. Craig Beam                              Janet M. Williams
   Director                                   Director

Date March 18, 2003                        Date March 18, 2003


By /s/ Georgia H. Miller                   By /s/ Robert A. Raizk
----------------------------               -------------------------------------
   Georgia H. Miller                          Robert A. Raizk
   Director                                   Director

Date March 18, 2003                        Date March 18, 2003


By /s/ Darleen M. Myers                    By /s/ G. David Hawley
----------------------------               -------------------------------------
   Darleen M. Myers                           G. David Hawley
   Director                                   Director

Date March 18, 2003                        Date March 18, 2003


By /s/ Charles L. Dehner
----------------------------
   Charles L. Dehner
   Director

Date March 18, 2003

                                 CERTIFICATIONS

I, Timothy L. Smith, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of NB&T Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003           /s/ Timothy L. Smith
                               -------------------------------------------------
                               Timothy L. Smith
                               Chairman, President and Chief Executive Officer

I, Craig F. Fortin, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of NB&T Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003           /s/ Craig F. Fortin
                               -------------------------------------------------
                               Craig F. Fortin
                               Senior Vice President and Chief Financial Officer