Form 10-Q
period 2003-03-31
NB&T FINANCIAL GROUP INC
filed 2003-05-14
CIK 908837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from/to

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of April 25, 2003, 3,243,432 common shares were issued and outstanding.

                           NB&T FINANCIAL GROUP, INC.
                            March 31, 2003 FORM 10-Q
                                Table of Contents

                                                                 Page
                                                                 ----

                             PART I

  Item 1:   Financial Statements                                    3
            Condensed Consolidated Balance Sheets                   3
            Condensed Consolidated Statements of Income             4
            Condensed Consolidated Statements of Cash Flows         5
            Notes to Condensed Consolidated Financial Statements    6
            Independent Accountants' Report                        10

  Item 2:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   11
  Item 3:   Quantitative and Qualitative Disclosures about
             Market Risk                                           14
  Item 4:   Controls and Procedures                                15

                            Part II

  Item 1:   Legal Proceedings                                      16
  Item 2:   Changes in Securities and Use of Proceeds              16
  Item 3:   Defaults Upon Senior Securities                        16
  Item 4:   Submission of Matters to a Vote of Security Holders    16
  Item 5:   Other Information                                      16
  Item 6:   Exhibits and Reports on Form 8-K                       17

Signatures                                                         18

Certifications                                                     19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           NB&T FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,          December 31,
 (Dollars in thousands)                                                                   2003                2002
------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
ASSETS

        Cash and due from banks                                                     $         19,282    $         18,812
        Interest-bearing demand deposits                                                         343                  10
        Federal funds sold                                                                     8,454               6,988
                                                                                    ----------------    ----------------
               Cash and cash equivalents                                                      28,079              25,810
                                                                                    ----------------    ----------------
        Securities - available-for-sale                                                      202,714             168,600
        Securities - held-to-maturity                                                         41,327              44,490
        Loans, net of allowance for loan losses of $4,123 and $4,010                         388,242             380,661
        Premises and equipment                                                                14,710              14,832
        Federal Reserve and Federal Home Loan Bank stock                                       7,665               7,598
        Goodwill and other intangibles                                                         7,410               7,584
        Interest receivable and other assets                                                  16,199              15,228
                                                                                    ----------------    ----------------

               Total assets                                                         $        706,346    $        664,803
                                                                                    ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits
           Demand                                                                   $         52,052    $         52,273
           Savings, NOW and Money Market                                                     226,510             208,221
           Time                                                                              208,378             207,595
                                                                                    ----------------    ----------------
               Total deposits                                                                486,940             468,089
                                                                                    ----------------    ----------------
        Short-term borrowings                                                                 21,645              19,240
        Long-term debt                                                                       135,857             116,446
        Interest payable and other liabilities                                                 3,988               3,724
                                                                                    ----------------    ----------------

               Total liabilities                                                             648,430             607,499
                                                                                    ----------------    ----------------

    COMMITMENTS AND CONTINGENCIES

    Equity From ESOP Shares                                                                   12,642              12,511
                                                                                    ----------------    ----------------
    STOCKHOLDERS' EQUITY
        Preferred stock, no par value, authorized 100,000 shares; none issued
        Common stock, no par value; authorized 6,000,000 shares; issued -
         3,818,950 shares                                                                      1,000               1,000
        Additional paid-in capital                                                             9,386               9,270
        Retained earnings                                                                     40,033              39,281
        Unearned employee stock ownership plan (ESOP) shares                                  (1,676)             (1,703)
        Accumulated other comprehensive income                                                 1,471               2,064
        Treasury stock; 575,518 and 596,418 shares at cost in 2003 and 2002                   (4,940)             (5,119)
                                                                                    ----------------    ----------------

               Total stockholders' equity                                                     45,274              44,793
                                                                                    ----------------    ----------------

               Total liabilities and stockholders' equity                           $        706,346    $        664,803
                                                                                    ================    ================

See Notes to Condensed Consolidated Financial Statements                       3

                           NB&T FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months Ended March 31,
                                                                  ------------------------------------
(Dollars in thousands, except per share amounts)                        2003                2002
------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
    INTEREST AND DIVIDEND INCOME
        Loans                                                     $          6,807    $          7,438
        Securities-Taxable                                                   1,701               2,181
        Securities-Tax-exempt                                                  667                 678
        Federal funds sold and other                                            32                  71
        Dividends on Federal Home Loan and Federal Reserve
         Bank stock                                                            78                   78
                                                                  ----------------    ----------------
               Total interest and dividend income                            9,285              10,446
                                                                  ----------------    ----------------
    INTEREST EXPENSE
        Deposits                                                             2,068               3,270
        Short-term borrowings                                                   53                  94
        Long-term debt                                                       1,526               1,421
                                                                  ----------------    ----------------
               Total interest expense                                        3,647               4,785
                                                                  ----------------    ----------------

    Net Interest Income                                                      5,638               5,661

    Provision for Loan Losses                                                  540                 375
                                                                  ----------------    ----------------

    Net Interest Income After Provision for Loan Losses                      5,098               5,286
                                                                  ----------------    ----------------
    NON-INTEREST INCOME
        Trust income                                                           194                 233
        Service charges and fees                                               767                 631
        ATM network fees                                                       113                 165
        Insurance agency commissions                                           651                 516
        Net gains on sales of securities available-for-sale                    546                   -
        Other                                                                  338                 414
                                                                  ----------------    ----------------
               Total non-interest income                                     2,609               1,959
                                                                  ----------------    ----------------
    NON-INTEREST EXPENSE
        Salaries and employee benefits                                       3,056               2,653
        Net occupancy expense                                                  346                 303
        Equipment and data processing expense                                  705                 773
        Professional fees                                                      363                 308
        Marketing expense                                                      159                 158
        State franchise tax                                                    178                 144
        Amortization of intangibles                                            174                 143
        Other                                                                  740                 806
                                                                  ----------------    ----------------
               Total non-interest expense                                    5,721               5,288
                                                                  ----------------    ----------------

    Income Before Income Tax                                                 1,986               1,957

    Provision for Income Taxes                                                 349                 418

    Net Income                                                    $          1,637    $          1,539
                                                                  ================    ================

    Basic Earnings Per Share                                      $            .52    $            .50
                                                                  ================    ================

    Diluted Earnings Per Share                                    $            .52    $            .49
                                                                  ================    ================

    Dividends Declared Per Share                                  $            .24    $            .23
                                                                  ================    ================

See Notes to Condensed Consolidated Financial Statements                       4

                           NB&T FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended March 31,
                                                                ------------------------------------
(Dollars in thousands)                                               2003                 2002
----------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
    OPERATING ACTIVITIES
        Net income                                              $          1,637    $          1,539
        Items not requiring (providing) cash
           Depreciation and amortization                                     611                 469
           Provision for loan losses                                         540                 375
           Amortization of premiums and discounts on
            securities                                                       395                 148
           Net realized (gains) losses on
            available-for-sale securities                                   (546)                 -0-
           FHLB stock dividends                                              (67)                (73)
           Net change in:
                  Loans held for sale                                         -0-             (3,197)
                  Other assets and liabilities                              (332)                196
                                                                ----------------    ----------------
                    Net cash provided by (used in) operating
                     activities                                            2,238                (543)
                                                                ----------------    ----------------

    INVESTING ACTIVITIES
        Purchases of available-for-sale securities                       (92,104)            (50,174)
        Proceeds from sales of available-for-sale
         securities                                                       18,921                  -0-
        Proceeds from maturities of available-for-sale
         securities                                                       38,314              39,534
        Proceeds from maturities of held-to-maturity
         securities                                                        3,169                  -0-
        Net change in loans                                               (8,121)              3,794
        Purchase of premises and equipment                                  (375)               (821)
        Proceeds from sales of premises and equipment                         56                  -0-
                                                                ----------------    ----------------
                    Net cash (used in) investing activities              (40,140)             (7,667)
                                                                ----------------    ----------------

    FINANCING ACTIVITIES
        Net change in:
           Deposits                                                       18,851              15,290
           Short-term borrowings                                           2,405                 616
        Proceeds from FHLB advances                                       20,000                  -0-
        Repayment of FHLB advances                                          (589)               (374)
        Cash dividends                                                      (778)               (738)
        Proceeds from exercise of stock options                              282                  -0-
                                                                ----------------    ----------------
                    Net cash provided by financing activities             40,171              14,794
                                                                ----------------    ----------------

    Increase in Cash and Cash Equivalents                                  2,269               6,584

    Cash and Cash Equivalents, Beginning of Year                          25,810              28,437
                                                                ----------------    ----------------

    Cash and Cash Equivalents, End of Period                    $         28,079    $         35,021
                                                                ================    ================

See Notes to Condensed Consolidated Financial Statements                       5

                           NB&T FINANCIAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

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

The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of March 31, 2003, and December 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002 filed with the Commission.

NOTE 2:  SECURITIES

The amortized cost and approximate fair values of securities are as follows (thousands):

                                                                      Gross             Gross
                                                    Amortized      Unrealized         Unrealized       Approximate
                                                      Cost            Gains             Losses          Fair Value
                                                 ------------------------------------------------------------------
     March 31, 2003:
         Available-for-Sale Securities:
             U.S. government agencies            $       58,274   $          314    $           42    $      58,546
             Mortgage-backed securities                 125,625            1,706                35          127,296
             State and political subdivisions             8,577              270                 0            8,847
             Other securities                             8,010               15                 0            8,025
                                                 --------------   --------------    --------------    -------------

                                                 $      200,486   $        2,305    $           77    $     202,714
                                                 ==============   ==============    ==============    =============

         Held-to-Maturity Securities:
             State and political subdivisions    $       41,327   $        1,158    $           79    $      42,406
                                                 ==============   ==============    ==============    =============
     December 31, 2002:
         Available-for-Sale Securities:
             U.S. government agencies            $       44,315   $          339    $            0    $      44,654
             Mortgage-backed securities                 104,572            2,531                 3          107,100
             State and political subdivisions             8,576              265                 0            8,841
             Other securities                             8,010                8                13            8,005
                                                 --------------   --------------    --------------    -------------

                                                 $      165,473   $        3,143    $           16    $     168,600
                                                 ==============   ==============    ==============    =============
         Held-to-Maturity Securities:
             State and political subdivisions    $       44,490   $        1,216    $           76    $      45,630
                                                 ==============   ==============    ==============    =============

                           NB&T FINANCIAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 3:  LOANS

Categories of loans include (thousands):

                                                                    March 31,          December 31,
                                                                      2003                2002
                                                                 ------------------------------------
           Commercial and industrial                             $        113,196    $        108,513
           Agricultural                                                    19,983              20,857
           Real estate construction                                        10,382               7,282
           Commercial real estate                                          21,665              28,179
           Residential real estate                                        147,234             141,417
           Consumer                                                        78,847              74,533
           Other                                                            1,472               4,247
                                                                 ----------------    ----------------
                  Total loans                                             392,779             385,028

           Less
               Net deferred loan fees, premiums and discounts                (414)               (357)
               Allowance for loan losses                                   (4,123)             (4,010)
                                                                 ----------------    ----------------

                  Net loans                                      $        388,242    $        380,661
                                                                 ================    ================

Activity in the allowance for loan losses was as follows (thousands):

                                               Three Months Ended March 31,
                                                 2003                2002
                                            ---------------------------------

           Balance, beginning of year       $        4,010     $        3,810
           Provision for loan losses                   540                375
           Recoveries                                  123                 96
           Charge-offs                                (550)              (413)
                                            --------------     --------------

           Balance, end of period           $        4,123     $        3,868
                                            ==============     ==============

Impaired loans totaled $4,725,000 and $4,214,000 at March 31, 2003 and December 31, 2002, respectively. An allowance for loan losses of $1,569,000 and $1,542,000 relates to impaired loans of $3,990,000 and $4,196,000 at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, impaired loans of $735,000 and $18,000 had no related allowance for loan losses.

At March 31, 2003 and December 31, 2002, accruing loans delinquent 90 days or more totaled $2,162,000 and $1,391,000, respectively. Non-accruing loans at March 31, 2003 and December 31, 2002 were $6,340,000 and $4,734,000, respectively.

                           NB&T FINANCIAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 4:  COMMITMENTS

Outstanding commitments to extend credit as of March 31, 2003 total $45,702,000. Standby letters of credit as of March 31, 2003 total $640,000.

NOTE 5:  EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

                                                              Three Months Ended March 31,
                                                                2003               2002
                                                           -----------------------------------
Numerator:
Net income                                                 $          1,637   $          1,539
                                                           ================   ================
Denominator:
Weighted-average common shares outstanding (basic)                3,131,135          3,085,730
Effect of stock options                                              33,908             26,359
                                                           ----------------   ----------------
Weighted-average common shares outstanding (diluted)              3,165,043          3,112,089
                                                           ================   ================

Earnings per share:
Basic                                                      $            .52  $             .50
                                                           ================  =================
Diluted                                                    $            .52  $             .49
                                                           ================  =================

For the three months ended March 31, 2003 and 2002, stock options covering 38,389 and 82,200 shares of common stock were not considered in computing earnings per share as they were antidilutive.

NOTE 6:  STOCK OPTIONS

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (thousands, except per share amounts):

                                                                          Three Months Ended March 31,
                                                                            2003                2002
                                                                       -----------------------------------
Net income, as reported                                                $          1,637   $          1,539
Less:  Total stock-based employee compensation cost determined
        under the fair value based method, net of income taxes                      (28)               (25)
                                                                       ----------------   ----------------

Pro forma net income                                                   $          1,609   $          1,514
                                                                       ================   ================

Earnings per share:
    Basic - as reported                                                $            .52   $            .50
                                                                       ================   ================
    Basic - pro forma                                                  $            .51   $            .49
                                                                       ================   ================
    Diluted - as reported                                              $            .52   $            .49
                                                                       ================   ================
    Diluted - pro forma                                                $            .51   $            .49
                                                                       ================   ================

                           NB&T FINANCIAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 7:  EFFECT OF RECENT ACCOUNTING STANDARDS

On November 25, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

FIN No. 45, which is applicable to public and non-public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice.

FIN No. 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has changed its method of accounting and financial reporting for standby letters of credit by adopting the provisions of FIN No. 45 effective January 1, 2003. There was no material impact of the adoption on the financial statements.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
NB&T Financial Group, Inc.
Wilmington, Ohio


We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2003 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated February 5, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Cincinnati, Ohio
May 5, 2003

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income for the first quarter of 2003 was $1.64 million, an increase of $98,000, or 6.3%, over the first quarter of 2002 net income of $1.54 million. Net income per share-basic was $.52 for the first quarter of 2003, compared to $.50 per share for the first quarter of 2002, an increase of 4.0%. Return on average equity and return on average assets for the first quarter of 2003 were 11.47% and 0.97%, respectively, compared to 12.15% and 0.91% for the same period in 2002.

Net Interest Income

Net interest income was $5.64 million for the first quarter of 2003, a decrease of $23,000 compared to the same quarter last year. Interest income totaled $9.29 million for the first quarter of 2003, a decrease of 11.1% from $10.45 million during the same period last year. Although average loans and securities outstanding increased 1.01% and 5.32% compared to the prior year, the effect of the decline in their average yields exceeded the effect of those gains. The yield on average loans decreased from 7.81% in the first quarter of 2002 to 7.08% in the first quarter of 2003. The tax-equivalent yield on average securities decreased from 5.71% for the first quarter last year to 4.51% for the first quarter of this year. A decrease in interest expense of 23.8% to $3.65 million during the first quarter of 2003 from $4.79 million during the same period last year offset most of the decrease in interest income. Average interest-bearing liabilities decreased 1.21% from last year to $572.7 million, and their cost decreased from 3.35% during the first quarter of last year to 2.58% in the first quarter of this year. Tax-equivalent net interest margin decreased to 3.72% for the first quarter of this year from 3.79% for the first quarter of last year.

Provision for Loan Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in the Bank's loan portfolio at each balance sheet date. The provision for loan losses increased 44% to $540,000 during the first quarter of 2003 from $375,000 during the first quarter of last year. The higher provision for loan losses in the first quarter of 2003 was attributable to an increase in net charge-offs and management's evaluation of the loan portfolio and potential weaknesses of specific loans. Net charge-offs were $427,000, or 0.44% (annualized), compared to $317,000, or 0.33% (annualized), for the same period in 2002.

Non-interest Income

Non-interest income, excluding gains on sales of securities, was $2.06 million for the first quarter of 2003, an increase of 5.3% over the $1.96 million earned in the first quarter of 2002. Service charges and fees increased 21.6% from the first quarter last year due to increases in overdraft fees and debit card revenue. In August 2002, the Company introduced the Overdraft Honor program that aids customers by paying more and returning fewer overdraft checks. Insurance agency commissions increased 26.2% due to increased sales and an agency acquisition in March 2002. These revenue increases were partially offset by decreases in Trust and ATM network fees. Trust income decreased 16.7% from the first quarter of last year as a result of market value decreases in the accounts managed. ATM network fees decreased 31.5% from the first quarter of last year as a result of fewer units in operation during the first quarter of 2003 compared to the same period in 2002.

The Company had $546,000 in securities gains in the first quarter of 2003, resulting from the sale of $18.9 million in mortgage-backed securities.

Non-interest Expense

Non-interest expense was $5.72 million for the first quarter of 2003, an increase of 8.2% over the $5.29 million for the first quarter of 2002. The increase occurred primarily due to increases in salaries and benefits expense. The number of full-time equivalent employees has increased from 260 at March 31, 2002, to 267 at March 31, 2003. In addition, health care expense and retirement plan expenses, including the 401(k) and employee stock ownership plans, were higher for the quarter ended March 31, 2003, compared to the same period last year.

Income Taxes

The provision for income taxes for the first quarter of 2003 was $349,000 compared to $418,000 for the same period in 2002. The effective tax rate for the three months ended March 31, 2003 was 17.6% compared to 21.4% for the same period in 2002.

FINANCIAL CONDITION

The changes that have occurred in NB&T Financial Group, Inc.'s financial condition during 2003 are as follows (in thousands):

                                           March 31     December 31
                                             2003          2002        Amount      Percent
                                         ---------------------------------------------------
Total Assets                             $    706,346  $    664,803  $    41,543         6.2
Federal Funds Sold                              8,454         6,988        1,466        21.0
Loans (a)                                     392,365       385,028        7,337         1.9
Securities                                    244,041       213,090       30,951        14.5
Demand deposits                                52,052        52,273         -221          NM
Savings, NOW, MMDA deposits                   226,510       208,221       18,289         8.8
CD's $100,000 and over                         44,687        42,633        2,054         4.8
Other time deposits                           163,691       164,962       -1,271          NM
Total deposits                                486,940       468,089       18,851         4.0
Short-term borrowing                           21,645        19,240        2,405        12.5
Long-term borrowing                           135,857       116,446       19,411        16.7
Stockholders Equity (b)                        57,916        57,304          612         1.1
 (a) Includes loans held for sale
 (b) Includes equity for ESOP shares


At March 31, 2003, total assets were $706.3 million, an increase of $41.5 million from December 31, 2002. The increase is primarily attributable to an increase in the securities portfolio of $30.9 million and the loan portfolio of $7.3 million. In addition, cash and cash equivalents increased $2.3 million. The asset growth was funded by a combination of an increase in deposits and Federal Home Loan Bank advances. Deposits increased $18.9 million, primarily in the corporate money market accounts. Federal Home Loan Bank advances increased $19.4 million during the quarter to partially fund the increase in the securities portfolio. Stockholders' equity increased $612,000 during the quarter to $57.9 million due to an increase in retained earnings for the quarter partially offset by a decrease in other comprehensive income of $593,000 due to a change in market value of securities available for sale.

Average total assets declined .20% to $684.2 million from the first quarter of 2002. Average total loans increased to $388.6 million, an increase of 1.01% from the same quarter of last year. The commercial loan average grew $5.4 million, an increase of 3.2%, and the personal loan average grew $3.2 million, an increase of 4.3%. Commercial and industrial lending to small to mid-sized companies continues to be an area of growth for the Company, and the Bank has increased its efforts to originate automobile loans through its dealer network. Real estate loans declined $4.4 million, a decrease of 4%, due to increased customer refinancing. The securities portfolio average has increased $12.0 million from the first quarter of 2002 to $237.0 million. In the first quarter of 2003, the Company purchased $30 million in collateralized mortgage obligations leveraged with $20 million in Federal Home Loan Bank advances.

Average total deposits decreased $12.9 million or 2.6% from the end of the first quarter of 2002 to $475.2 million. Average small certificates of deposit decreased $11.8 million or 6.7% as the Company reduced its cost of funds and customers continued to seek out higher rates of return. Average short-term borrowings declined $5.3 million or 18.8% from the first quarter of 2002 due to decreased public fund balances in repurchase agreements. Average Federal Home Loan Bank borrowings increased $3 million, or 2.6%, due to the Company leveraging security purchases with an additional $20 million in fixed-rate, shorter-term advances. Average long-term debt increased $8.1 million from the first quarter or 2003, primarily due to the issuance of $8.2 million of trust preferred debt in the second quarter of 2002.

ALLOWANCE FOR LOAN LOSSES

The following table is a summary of the Company's loan loss experience for the three months ended March 31, 2003 and 2002:

                                               Three Months Ended
                                                    March 31
                                          ----------------------------
                                              2003            2002
                                          ----------------------------
Balance at beginning of period            $      4,010    $      3,810

Charge-offs:
  Commercial and industrial                       (216)            (42)
  Commercial real estate                           (46)             (1)
  Agricultural                                       0              (3)
  Residential real estate                          (45)            (60)
  Installment                                     (241)           (296)
  Other                                             (2)            (11)
                                          ------------    ------------
     Total charge-offs                            (550)           (413)
                                          ------------    ------------

Recoveries:
  Commercial and industrial                         55               9
  Commercial real estate                             -               -
  Agricultural                                       -               -
  Residential real estate                            3              13
  Installment                                       65              74
  Other                                              -               -
                                          ------------    ------------
     Total recoveries                              123              96
                                          ------------    ------------

Net charge-offs                                   (427)           (317)
Acquired in acquisition
Provision for possible loan losses                 540             375
                                          ------------    ------------

Balance at end of period                  $      4,123    $      3,868
                                          ============    ============

The following table sets forth selected information regarding the Company's loan quality at the dates indicated (in thousands):

                                                March 31    December 31     March 31
                                                  2003          2002          2002
                                                --------    ------------    --------
Loans accounted for on non-accrual basis        $  6,340    $      4,734    $  4,233
Accruing loans which are past due 90 days          2,162           1,391       1,286
Renegotiated loans                                     0               0           0
Other real estate owned                              178             226         149
                                                --------    ------------    --------
   Total non-performing assets                  $  8,680    $      6,351    $  5,668
                                                ========    ============    ========

Ratios:
Allowance to total loans                            1.05%           1.04%       1.02%
Net charge-offs to average loans (annualized)        .44%           0.49%        .33%
Non-performing assets to total loans
 and other real estate owned                        2.21%           1.65%       1.50%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

As of March 31, 2003, there were $4.6 million in eighteen non-accrual small business relationships. The majority of this amount consisted of three relationships, one of which is $1.3 million in the nursing home business and has been making monthly payments since January 2002 following the signing of a forbearance agreement. The second relationship amounts to $603,000 and is in the construction business. The customer has signed a forbearance agreement and is proceeding with an orderly liquidation of collateral that should be adequate to satisfy the balance owed to the Company. The third relationship amounts to $1.1 million and is in the hotel business.

Non-accrual residential real estate loans consisted of eighteen loans that total $1.2 million with the largest balance being $185,319. Non-accrual personal loans consisted of nine loans that total $206,898 and home equity credit lines consisted of six loans totaling $251,575.

LIQUIDITY AND CAPITAL RESOURCES

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at March 31, 2003, was 80.6%, compared to 76.6% at the same date in 2002. Loans to total assets were 55.5% at the end of the first quarter of 2003, compared to 55.1% at the same time last year. Management strives to keep this ratio below 70%. Of the total securities portfolio, 83.1% consists of available-for-sale securities that are readily marketable. Approximately 82.5% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 92.5% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 2003, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.47%, a Tier 1 risk-based capital ratio of 13.50%, and a Tier 1 leverage ratio of 8.46%.

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. Currently, the Company is in the process of updating its simulation model as of March 31, 2003. Based on preliminary information, however, the Company does not anticipate a significant market risk change from its December 31, 2002 results.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable

Item 2 - Changes in Securities and Use of Proceeds

At the 2003 Annual Meeting of Shareholders of NB&T Financial Group, Inc., the shareholders adopted the Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc., and the Amended and Restated Code of Regulations of NB&T Financial Group, Inc. The amendments are generally described in Item 4. None of such amendments materially affected the rights of the shareholders of NB&T Financial Group, Inc., as the only material change reflected by the amendments merely made the Articles consistent with Ohio law already in effect. The substance and reasons for the amendments are set forth in the definitive proxy statement filed by NB&T Financial Group, Inc., with the Securities and Exchange Commission on March 21, 2003.

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

On April 22, 2003, the Annual Meeting of the shareholders of the Company was held.

The following members of the Board of Directors of the Company were re-elected for terms expiring in 2005 by the votes indicated:

                              For           Against         Abstain
-------------------------------------------------------------------
S. Craig Beam              2,802,760         4,152            200
Darleen M. Meyers          2,802,960         3,952            200
Robert A. Raizk            2,803,290         3,622            200
Janet M. Williams          2,803,290         3,622            200

Additionally, the Third Amended and Restated Articles of Incorporation (including the specific provisions) were adopted in their entirety by the votes indicated:

                                                                                                   Broker
                                                                For       Against     Abstain    Non-votes
-----------------------------------------------------------------------------------------------------------
Third amended and Restated Articles of Incorporation         2,545,629     11,845       3,945      245,593
Provisions expanding indemnification of directors and
 officers                                                    2,542,163     16,067       3,189      245,593
Provisions restricting the removal of directors and
 eliminating the classification of directors                 2,544,521     13,709       3,189      245,593
Provisions changing the timing of submission of
 nominations of directors                                    2,545,356     12,824       3,239      245,593
Technical changes and removal of obsolete provisions         2,552,898      6,190       2,331      245,593

Finally, the Amended and Restated Code of Regulations was adopted by the votes indicated:

                                                                                                   Broker
                                                                For       Against      Abstain    Non-votes
-----------------------------------------------------------------------------------------------------------
Amended and Restated Code of Regulations                     2,777,135     25,654       4,223         0

Item 5 - Other Information
Not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:
      3(i)     Third Amended and Restated Articles of Incorporation
      3(ii)    Amended and Restated Code of Regulations
      15       Accountants' acknowledgement.
      99       Safe harbor under the Private Securities Litigation Reform
               Act of 1995.
      99.2     Section 906 certification by CEO.
      99.3     Section 906 certification by CFO.

(b) Filings on Form 8-K:
The Company filed a Form 8-K with the Securities and Exchange Commission on January 23, 2003 regarding a press release announcing the results of operations for the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NB&T FINANCIAL GROUP, INC.

Date:  May 13, 2003                  /s/ Craig F. Fortin
                                     -------------------------------
                                     Craig F. Fortin
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer)

                                 CERTIFICATIONS

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


Date:  May 13, 2003                       /s/ Timothy L. Smith
                                          --------------------
                                          Timothy L. Smith

I, Craig F. Fortin, the Senior Vice President and Chief Financial Officer of NB&T Financial Group, Inc., certify that:

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

Date:  May 13, 2003                           /s/ Craig F. Fortin
                                              -------------------
                                              Craig F. Fortin

                                INDEX TO EXHIBITS

 3(i)        Third Amended and Restated Articles of           Incorporated by reference to Definitive Proxy
             Incorporation                                    Statement filed on March 21, 2003, Exhibit A

 3(ii)       Amended and Restated Code of Regulations         Incorporated by reference to Definitive Proxy
                                                              Statement filed on March 21, 2003, Exhibit B
 15          Accountants' acknowledgement.

 99          Safe harbor under the Private Securities
             Litigation Reform Act of 1995.

 99.2        Section 906 certification by CEO.

 99.3        Section 906 certification by CFO.