Form 10-Q
period 2003-06-30
NB&T FINANCIAL GROUP INC
filed 2003-08-06
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from/to

NB&T FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1004998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48 N. South Street, Wilmington, Ohio 45177

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (513) 382-1441

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 1, 2003, 3,227,893 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2003 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$19,347	$18,812
Interest-bearing demand deposits	4	10
Federal funds sold	9,691	6,988

Cash and cash equivalents	29,042	25,810

Securities—available-for-sale	177,834	168,600
Securities—held-to-maturity	40,121	44,490
Loans, net of allowance for loan losses of $ 4,058 and $4,010	399,071	380,661
Premises and equipment	14,466	14,832
Federal Reserve and Federal Home Loan Bank stock	7,736	7,598
Goodwill and other intangibles	7,399	7,584
Interest receivable and other assets	15,813	15,228

Total assets	$691,482	$664,803

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$50,666	$52,273
Savings, NOW and Money Market	223,516	208,221
Time	196,437	207,595

Total deposits	470,619	468,089

Short-term borrowings	23,647	19,240
Long-term debt	134,790	116,446
Interest payable and other liabilities	3,634	3,724

Total liabilities	632,690	607,499

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	9,402	9,270
Retained earnings	53,511	51,792
Unearned employee stock ownership plan (ESOP) shares	(1,649)	(1,703)
Accumulated other comprehensive income	1,468	2,064
Treasury stock; 575,518 and 596,418 shares at cost in 2003 and 2002	(4,940)	(5,119)

Total stockholders’ equity	58,792	57,304

Total liabilities and stockholders’ equity	$691,482	$664,803

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$6,652	$7,332	$13,424	$14,750
Securities-Taxable	1,758	2,268	3,459	4,449
Securities-Tax-exempt	402	678	1,069	1,356
Federal funds sold and other	32	20	64	91
Dividends on Federal Home Loan and Federal Reserve Bank stock	82	85	160	163

Total interest and dividend income	8,926	10,383	18,176	20,809

Interest Expense
Deposits	1,887	2,819	3,954	6,089
Short-term borrowings	50	90	103	184
Long-term debt	1,595	1,434	3,121	2,855

Total interest expense	3,532	4,343	7,178	9,128

Net Interest Income	5,394	6,040	10,998	11,681
Provision for Loan Losses	487	475	1,027	850

Net Interest Income After Provision for Loan Losses	4,907	5,565	9,971	10,831

Non-interest Income
Trust income	223	234	417	467
Service charges and fees	875	593	1,641	1,150
ATM network fees	114	151	227	316
Insurance agency commissions	707	598	1,358	1,114
Net gains on sales of securities available-for-sale	361	34	907	34
Other	380	696	719	1,184

Total non-interest income	2,660	2,306	5,269	4,265

Non-interest Expense
Salaries and employee benefits	2,812	2,731	5,866	5,383
Net occupancy expense	338	288	684	591
Equipment and data processing expense	763	797	1,468	1,570
Professional fees	422	323	750	593
Marketing expense	171	240	331	398
State franchise tax	200	128	378	272
Amortization of intangibles	178	156	352	298
Other	631	870	1,373	1,696

Total non-interest expense	5,515	5,533	11,202	10,801

Income Before Income Tax	2,052	2,338	4,038	4,295
Provision for Income Taxes	461	439	810	857

Net Income	$1,591	$1,899	$3,228	$3,438

Basic Earnings Per Share	$.51	$.62	$1.03	$1.11

Diluted Earnings Per Share	$.50	$.61	$1.02	$1.10

Dividends Declared Per Share	$.24	$.23	$1.02	$.46

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended, June 30
(Dollars in thousands)	2003	2002
	(Unaudited)
Operating Activities
Net income	$3,228	$3,438
Items not requiring (providing) cash
Depreciation and amortization	1,233	1,235
Provision for loan losses	1,027	850
Amortization of premiums and discounts on securities	864	290
Net realized (gains) losses on available-for-sale securities	(907)	(34)
FHLB stock dividends	(138)	(151)
Net change in:
Loans held for sale	(322)	(3,111)
Other assets and liabilities	(399)	(294)

Net cash provided by operating activities	4,586	2,223

Investing Activities
Purchases of available-for-sale securities	(121,275)	(62,174)
Purchase of Federal Reserve Bank stock	-0-	(135)
Proceeds from sales of available-for-sale securities	34,550	2,459
Proceeds from maturities of available-for-sale securities	76,619	50,793
Proceeds from maturities of held-to-maturity securities	4,380	-0-
Net change in loans	(19,115)	(2,567)
Purchase of premises and equipment	(577)	(2,270)
Proceeds from sales of premises and equipment	57	98

Net cash provided (used) in investing activities	(25,361)	(13,796)

Financing Activities
Net change in:
Deposits	2,530	(5,159)
Short-term borrowings	4,407	2,691
Proceeds from trust preferred securities	-0-	8,000
Proceeds from FHLB advances	20,000	-0-
Repayment of FHLB advances	(1,656)	(942)
Cash dividends	(1,556)	(1,476)
Proceeds from exercise of stock options	282	-0-

Net cash provided by (used in) financing activities	24,007	3,114

Increase (Decrease) in Cash and Cash Equivalents	3,232	(8,459)

Cash and Cash Equivalents, Beginning of Year	25,810	28,437

Cash and Cash Equivalents, End of Period	$29,042	$19,978

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The Form 10-Q does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Only material changes in financial condition and results of operations are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of June 30, 2003, and December 31, 2002, and the results of its operations for the three and six month periods and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2002 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2003:
Available-for-Sale Securities:
U.S. government agencies	$51,226	$575	$0	$51,801
Mortgage-backed securities	107,795	1,427	244	108,978
State and political subdivisions	8,578	448	0	9,026
Other securities	8,010	19	0	8,029

	$175,609	$2,469	$244	$177,834

Held-to-Maturity Securities:
State and political subdivisions	$40,121	$1,985	$3	$42,103

December 31, 2002:
Available-for-Sale Securities:
U.S. government agencies	$44,315	$339	$0	$44,654
Mortgage-backed securities	104,572	2,531	3	107,100
State and political subdivisions	8,576	265	0	8,841
Other securities	8,010	8	13	8,005

	$165,473	$3,143	$16	$168,600

Held-to-Maturity Securities:
State and political subdivisions	$44,490	$1,216	$76	$45,630

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(Unaudited)

Note 3: Loans

Categories of loans include (thousands):

	June 30, 2003	December 31, 2002
Commercial and industrial	$93,729	$108,513
Agricultural	22,673	20,857
Real estate construction	11,792	7,282
Commercial real estate	37,693	28,179
Residential real estate	147,961	141,417
Consumer	85,037	74,533
Other	4,738	4,247

Total loans	403,623	385,028
Less
Net deferred loan fees, premiums and discounts	(494)	(357)
Allowance for loan losses	(4,058)	(4,010)

Net loans	$399,071	$380,661

Activity in the allowance for loan losses was as follows (thousands):

	Six Months Ended June 30,
	2003	2002
Balance, beginning of year	$4,010	$3,810
Provision for loan losses	1,027	850
Recoveries	302	142
Charge-offs	(1,281)	(996)

Balance, end of period	$4,058	$3,806

Impaired loans totaled $4,598,000 and $4,214,000 at June 30, 2003 and December 31, 2002, respectively. An allowance for loan losses of $1,391,000 and $1,542,000 relates to impaired loans of $3,779,000 and $4,196,000 at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002, impaired loans of $819,000 and $18,000 had no related allowance for loan losses.

At June 30, 2003 and December 31, 2002, accruing loans delinquent 90 days or more totaled $955,000 and $1,391,000, respectively. Non-accruing loans at June 30, 2003 and December 31, 2002 were $6,287,000 and $4,734,000, respectively.

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(Unaudited)

Note 4: Commitments

Outstanding commitments to extend credit as of June 30, 2003 total $44,162,000. Standby letters of credit as of June 30, 2003 total $879,000.

Note 5: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$1,591	$1,899	$3,228	$3,438

Denominator:
Weighted-average common shares outstanding (basic)	3,144,462	3,085,730	3,137,835	3,085,730
Effect of stock options	28,568	29,327	31,238	27,843

Weighted-average common shares outstanding (diluted)	3,173,030	3,115,057	3,169,073	3,113,573

Earnings per share:
Basic	$.51	$.62	$1.03	$1.11

Diluted	$.50	$.61	$1.02	$1.10

For the three and six months ended June 30, 2003 and 2002, stock options covering 49,200 and 60,700 shares of common stock were not considered in computing earnings per share, as they were antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$1,591	$1,899	$3,228	$3,438
Less: Total stock-based employee compensation determined under the fair value based method, net of income taxes	(19)	(18)	(38)	(35)

Pro forma net income	$1,572	$1,881	$3,190	$3,403

Earnings per share:
Basic—as reported	$.51	$.62	$1.03	$1.11

Basic—pro forma	$.50	$.61	$1.02	$1.10

Diluted—as reported	$.50	$.61	$1.02	$1.10

Diluted—pro forma	$.50	$.60	$1.01	$1.09

Independent Accountants’ Report

Board of Directors

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2003 and the related condensed consolidated statements of income for the three and six month periods and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

BKD, LLP

Cincinnati, Ohio

July 11, 2003

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2003 was $1.59 million, a decrease of $308,000, or 16.2%, from the second quarter of 2002 net income of $1.90 million. Net income per share-basic was $.51 for the second quarter of 2003, compared to $.62 per share for the second quarter of 2002, a decrease of 17.7%. Return on average equity and return on average assets for the second quarter of 2003 were 10.94% and 0.92%, respectively, compared to 14.83% and 1.13% for the same period in 2002. Net income for the first six months of 2003 was $3.23 million, a decrease of $210,000, or 6.1%, from the first six months of 2002 net income of $3.44 million. Net income per share-basic was $1.03 for the first six months of 2003, compared to $1.11 per share for the first six months of 2002, a decrease of 7.2%. Return on average equity and return on average assets for the first six months of 2003 were 11.21% and 0.94%, respectively, compared to 13.50% and 1.02% for the same period in 2002.

Net Interest Income

Net interest income was $5.39 million for the second quarter of 2003 and $11.0 million for the first six months of 2003, a decrease of $646,000 and $683,000 respectively, compared to the same periods last year. Interest income totaled $8.93 million for the second quarter of 2003, a decrease of 14% from $10.38 million during the same period last year. Interest income for the first six months of 2003 totaled $18.18 million, a decrease of 12.7% from $20.81 million during the same period last year. Although average loans and securities outstanding for the second quarter and the first six months increased 3.64% and 3.01%, compared to the prior year, the effect of the decline in their average yields exceeded the effect of those gains. The yield on average loans decreased from 7.63% in the second quarter of 2002 to 6.70% in the second quarter of 2003 while the yield on average loans decreased from 7.70% for the first six months of 2002 to 6.88% for the same period in 2003. The tax-equivalent yield on average securities decreased from 5.70% for the second quarter last year to 4.13% for the second quarter of this year, and the tax-equivalent yield on average securities decreased from 5.71% for the first six months of 2002 to 4.35% for the same period this year. A decrease in interest expense of 18.7% to $3.53 million during the second quarter of 2003 from $4.34 million during the same period last year offset most of the decrease in the second quarter’s interest income. Similarly, a decrease in interest expense of 21.4% to $7.18 million during the first six months of 2003 from $9.13 million during the same period last year offset most of the decrease in year-to-date interest income. Average interest-bearing liabilities for the second quarter increased 3.07% from last year to $584 million, and their cost decreased from 3.07% during the second quarter of last year to 2.43% in the second quarter of this year. Average interest-bearing liabilities for the first six months of 2003 decreased .22% from last year to $578.4 million, and their cost decreased from 3.18% to 2.50%. Tax-equivalent net interest margin decreased to 3.47% for the second quarter of this year from 4.06% for the second quarter of last year while the tax-equivalent net interest margin decreased to 3.60% for the first six months of 2003 from 3.92% for the same period last year.

Provision for Loan Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio at each balance sheet date. The provision for loan losses increased 2.6% to $487,000 during the second quarter of 2003 from $475,000 during the second quarter of last year. For the first six months of 2003, the provision increased 20.9% to $1.03 million from $850,000 for the same period last year. The higher provision for loan losses for 2003 was attributable to an increase in net charge-offs and management’s evaluation of the loan portfolio and potential weaknesses of specific loans. Net charge-offs for the first six months of 2003 were $979,000, or 0.50% (annualized), compared to $854,000, or 0.45% (annualized), for the same period in 2002.

Non-interest Income

Non-interest income, excluding gains on sales of securities, was $2.30 million for the second quarter of 2003, an increase of 1.1% over the $2.27 million earned in the second quarter of 2002. Non-interest income, excluding gains on sales of securities, was $4.36 million for the first six months of 2003, and increase of 3.1% over the $4.23 million in the same period in 2002. Service charges and fees increased 47.6% from the second quarter last year and 42.7% due to increases in overdraft fees and debit card revenue. In August 2002, the Company introduced the Overdraft Honor program that aids customers by paying more and returning fewer overdraft checks. Insurance agency commissions increased 18.2% in the second quarter of 2003 and 13.5% in the first six months of 2003, compared to the same periods last year, due to increased sales of annuity products. These revenue increases were partially offset by decreases in Trust and ATM network fees and income from bank-owned life insurance. Trust income decreased 4.7% from the second quarter of last year and 10.9% from the first six months of last year as a result of market value decreases in the accounts managed. ATM network fees decreased 24.5% from the second quarter of last year and 28.2% from the first six months of last year as a result of fewer units in operation during 2003 compared to the same periods in 2002. Other income decreased primarily due to a decrease in BOLI income of $258,000 from 2002 to 2003 as a result of a death benefit claim made in May 2002.

The Company had $361,000 in securities gains in the second quarter of 2003, resulting from the sale of $15.6 million in mortgage-backed securities and U.S. agency notes. Security gains for the first six months of 2003 totaled $907,000, resulting from the sale of $34.5 million in mortgage-backed securities and U.S. agency notes.

Non-interest Expense

Non-interest expense was $5.52 million for the second quarter of 2003, compared to $5.53 million for the second quarter of 2002. Other expense declined $239,000 in the second quarter from the same quarter last year due to write-off of assets primarily related to the Insurance Agency in 2002. For the first six months of 2003, non-interest expense was $11.2 million, compared to $10.8 million for the same period in 2002. The increase occurred primarily due to increases in salaries and benefits expense. The average number of full-time equivalent employees has increased to 272 for the six months ended June 30, 2003, from 264 for the same period in 2002. In addition, health care and retirement benefit expenses, including the 401k and employee stock ownership plans, were higher for the six months ended June 30, 2003, compared to the same period last year.

Income Taxes

The provision for income taxes for the second quarter of 2003 was $461,000, compared to $439,000 for the same period in 2002. The provision for income taxes for the first six months of 2003 was $810,000, compared to $857,000 for the same period last year. The effective tax rate for the three months ended and six months ended June 30, 2003 was 22.4% and 20.1%, respectively, compared to 18.8% and 20% for the same periods in 2002.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.’s financial condition during 2003 are as follows (in thousands):

	June 30 2003	December 31 2002	Amount	Percent
Total Assets	$691,482	$664,803	$26,679	4.0
Federal Funds Sold	9,691	6,988	2,703	39.0
Loans (a)	403,129	384,671	18,458	4.8
Securities	217,955	213,090	4,865	2.3
Demand deposits	50,666	52,273	(1,607)	(3.1)
Savings, NOW, MMDA deposits	223,516	208,221	15,295	7.3
CD’s $100,000 and over	41,965	42,633	(668)	(1.6)
Other time deposits	154,472	164,962	(10,490)	(6.4)
Total deposits	470,619	468,089	2,530	(0.1)
Short-term borrowing	23,647	19,240	4,407	22.9
Long-term borrowing	134,790	116,446	18,344	15.8
Stockholders Equity	58,792	57,304	1,488	2.6

(a)	Includes loans held for sale

At June 30, 2003, total assets were $691.5 million, an increase of $26.7 million from December 31, 2002. The increase is primarily attributable to an increase in the loan portfolio of $18.5 million and the securities portfolio of $4.9 million. In addition, cash and cash equivalents increased $3.2 million. The asset growth was funded by a combination of an increase in deposits, repurchase agreements and Federal Home Loan Bank advances. Deposits increased $2.5 million primarily in the corporate money market accounts. Federal Home Loan Bank advances increased $18.3 million during the year to fund the increase in the securities portfolio. Stockholders’ equity increased $1.5 million during the year to $58.8 million due to an increase in retained earnings for the quarter partially offset by a decrease in other comprehensive income of $596,000 due to a change in market value of securities available for sale.

Average total assets increased 3.5% to $695.2 million from the second quarter of 2002. Average total loans increased to $398.0 million, an increase of 3.5% from the same quarter of last year. The commercial loan average grew $9.1 million, an increase of 5.2%, and the personal loan average grew $7.8 million, an increase of 10.7%. Commercial and industrial lending to small to mid-sized companies continues to be an area of growth for the Company, and the Bank has increased its efforts to originate automobile loans through its dealer network. Real estate loans declined $3.5 million, a decrease of 2.5%, due to increased customer refinancing. The securities portfolio average has increased $9.1 million from the second quarter of 2002 to $238.4 million. During the first six months of 2003, the Company has purchased $121.3 million in agency notes and mortgage-backed securities, $30.0 million of which was leveraged with $20 million in Federal Home Loan Bank advances. In that same time period, $34.5 million in securities were sold at a gain of $907,000, $49 million in bonds were called and approximately $26.7 million in payments on mortgage-backed securities were received.

Average total deposits remained relatively unchanged at $476.8 million for the second quarter of 2003, compared to an average of $476.5 million for the same quarter last year. Average small certificates of deposit decreased $11.9 million, or 6.9%, as the Company reduced its cost of funds and customers continued to seek out higher rates of return. Average short-term borrowings declined $3.3 million or 12.8% from the second quarter of 2002 due to decreased public fund balances in repurchase agreements. Average Federal Home Loan Bank borrowings increased $13.3 million, or 11.7%, due to the Company leveraging security purchases in the first quarter with an additional $20 million in fixed-rate advances. Average long-term debt increased $7.5 million from the second quarter of 2002, primarily due to the issuance of $8.0 million of trust preferred debt in the second quarter of 2002.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended June 30, 2003 and 2002:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Balance at beginning of period	$4,123	$3,868	$4,010	$3,810

Charge-offs:
Commercial and industrial	(114)	(172)	(329)	(221)
Commercial real estate	(1)	—	(47)	(1)
Agricultural	(75)	—	(75)	(12)
Residential real estate	(54)	(43)	(99)	(98)
Consumer	(489)	(360)	(730)	(656)
Other	—	(8)	(1)	(8)

Total charge-offs	(733)	(583)	(1,281)	(996)

Recoveries:
Commercial and industrial	93	2	148	24
Commercial real estate	2	—	2	—
Agricultural	14	—	13	—
Residential real estate	5	2	8	2
Consumer	67	41	131	115
Other	—	1	—	1

Total recoveries	181	46	302	142

Net charge-offs	(552)	(537)	(979)	(854)
Acquired in acquisition
Provision for possible loan losses	487	475	1,027	850

Balance at end of period	$4,058	$3,806	$4,058	$3,806

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30 2003	December 31 2002	June 30 2002
Loans accounted for on non-accrual basis	$6,287	$4,734	$5,290
Accruing loans which are past due 90 days	955	1,391	352
Renegotiated loans	0	0	0
Other real estate owned	175	226	149

Total non-performing assets	$7,417	$6,351	$5,791

Ratios:
Allowance to total loans	1.01%	1.04%	.98%
Net charge-offs to average loans (annualized)	.50%	0.49%	.45%
Non-performing assets to total loans and other real estate owned	1.84%	1.65%	1.49%

The allowance is maintained to absorb potential losses in the portfolio. Management’s determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb possible future loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

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

As of June 30, 2003, there were $4.1 million in twenty-two non-accrual small business relationships. The majority of this amount consisted of two relationships, one of which is $1.3 million in the nursing home business and has been making monthly payments since January 2002 following the signing of a forbearance agreement. The second relationship amounts to $1.1 million and is in the hotel business.

Non-accrual residential real estate loans consisted of twenty-five loans that total $1.7 million with the largest balance being $185,319. Non-accrual personal loans consisted of eleven loans that total $161,591, and home equity credit lines consisted of 8 loans totaling $317,145.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at June 30, 2003, was 85.7%, compared to 82.1% at the same date in 2002. Loans to total assets were 58.3% at the end of the second quarter of 2003, compared to 57.3% at the same time last year. Management strives to keep this ratio below 70%. Of the total securities portfolio, 82.3% consists of available-for-sale securities that are readily marketable. Approximately 79.7% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 91.1% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 2003, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.43%, a Tier 1 risk-based capital ratio of 13.49%, and a Tier 1 leverage ratio of 8.41%.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses—The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and historical loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Goodwill and Other Intangibles—The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Effect of Recent Accounting Standards

SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued by the FASB in August 2001. The FASB focuses on accounting for closure costs for certain assets that cannot be simply abandoned or disposed of at the end of their useful lives. This statement had no impact on the financial statements when it became effective in 2003.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to interest rate risk, exchange rate risk, equity price risk and commodity price risk. The Company does not maintain a trading account for any class of financial instrument, and is not currently subject to foreign currency exchange rate risk, equity price risk or commodity price risk. The Company’s market risk is composed primarily of interest rate risk.

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At March 31, 2003, the Company’s simulation model indicated the twelve-month cumulative gap as a percent of total assets was a positive 6.6%, compared to a positive 15.6% at December 31, 2002. Also, similar to the results at year- end, March 31, 2003 results indicate a decreasing yield on interest-earning assets, the cost of interest-bearing liabilities, and net interest margin. This position could have a negative effect on projected net interest income over the next twelve months. Currently, the Company is in the process of updating its simulation model as of June 30, 2003. Based on preliminary information, however, the Company does not believe that its market risk changed significantly between March 31, 2003 and June 30, 2003.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures, that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Not applicable

Item 2—Changes in Securities and Use of Proceeds

Not applicable

Item 3—Defaults Upon Senior Securities

Not applicable

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable

Item 5—Other Information

Not applicable

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits:

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.

99	Safe harbor under the Private Securities Litigation Reform Act of 1995.

(b) Filings on Form 8-K:

The Company filed a Form 8-K with the Securities and Exchange Commission on April 22, 2003 regarding a press release announcing the results of operations for the first quarter of 2003.

The Company filed a Form 8-K with the Securities and Exchange Commission on May 30, 2003 announcing the Company had been approved for listing on The Nasdaq SmallCap Market.

The Company filed a Form 8-K with the Securities and Exchange Commission on June 19, 2003 regarding a press release announcing declaration of its second quarter dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 6, 2003	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)