Form 10-Q
period 2003-09-30
NB&T FINANCIAL GROUP INC
filed 2003-11-05
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 3, 2003, 3,222,283 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2003 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$17,093	$18,812
Interest-bearing demand deposits	12	10
Federal funds sold	8,973	6,988

Cash and cash equivalents	26,078	25,810

Securities - available-for-sale	168,433	168,600
Securities - held-to-maturity	38,687	44,490
Loans, net of allowance for loan losses of $4,545 and $4,010	403,212	380,661
Premises and equipment	14,172	14,832
Federal Reserve and Federal Home Loan Bank stock	7,806	7,598
Goodwill and other intangibles	7,219	7,584
Interest receivable and other assets	16,248	15,228

Total assets	$681,855	$664,803

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$50,991	$52,273
Savings, NOW and Money Market	218,451	208,221
Time	188,891	207,595

Total deposits	458,333	468,089

Short-term borrowings	29,753	19,240
Long-term debt	133,714	116,446
Interest payable and other liabilities	2,791	3,724

Total liabilities	624,591	607,499

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	9,630	9,270
Retained earnings	53,572	51,792
Unearned employee stock ownership plan (ESOP) shares	(1,623)	(1,703)
Accumulated other comprehensive income	480	2,064
Treasury stock; 596,667 and 596,418 shares at cost in 2003 and 2002	(5,795)	(5,119)

Total stockholders’ equity	57,264	57,304

Total liabilities and stockholders’ equity	$681,855	$664,803

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$6,558	$7,321	$19,981	$22,043
Securities-Taxable	778	2,111	4,237	6,560
Securities-Tax-exempt	831	678	1,900	2,034
Federal funds sold and other	33	30	97	121
Dividends on Federal Home Loan and Federal Reserve Bank stock	82	88	242	251

Total interest and dividend income	8,282	10,228	26,457	31,009

Interest Expense
Deposits	1,521	2,622	5,475	8,711
Short-term borrowings	55	95	158	279
Long-term debt	1,597	1,550	4,718	4,405

Total interest expense	3,173	4,267	10,351	13,395

Net Interest Income	5,109	5,961	16,106	17,614
Provision for Loan Losses	1,289	550	2,316	1,400

Net Interest Income After Provision for Loan Losses	3,820	5,411	13,790	16,214

Non-interest Income
Trust income	218	243	635	710
Service charges and fees	878	750	2,519	2,036
ATM network fees	111	141	338	457
Insurance agency commissions	578	662	1,936	1,776
Net gains on sales of securities available-for-sale	—	—	907	34
Other	339	360	1,058	1,408

Total non-interest income	2,124	2,156	7,393	6,421

Non-interest Expense
Salaries and employee benefits	2,560	2,933	8,426	8,317
Net occupancy expense	305	288	989	879
Equipment and data processing expense	674	712	2,142	2,283
Professional fees	441	311	1,191	904
Marketing expense	138	165	469	563
State franchise tax	170	141	548	413
Amortization of intangibles	180	159	532	457
Other	664	648	2,037	2,313

Total non-interest expense	5,132	5,357	16,334	16,129

Income Before Income Tax	812	2,210	4,849	6,506
Provision for Income Taxes	2	483	811	1,341

Net Income	$810	$1,727	$4,038	$5,165

Basic Earnings Per Share	$.26	$.56	$1.29	$1.67

Diluted Earnings Per Share	$.26	$.55	$1.27	$1.66

Dividends Declared Per Share	$.24	$.23	$.72	$.69

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended, September 30
(Dollars in thousands)	2003	2002
	(Unaudited)
Operating Activities
Net income	$4,038	$5,165
Items not requiring (providing) cash
Depreciation and amortization	1,851	1,407
Provision for loan losses	2,316	1,400
Amortization of premiums and discounts on securities	1,604	545
Net realized (gains) losses on available-for-sale securities	(907)	(34)
FHLB stock dividends	(208)	(232)
Net change in:
Loans held for sale	(328)	586
Other assets and liabilities	(936)	737

Net cash provided by operating activities	7,430	9,574

Investing Activities
Purchases of available-for-sale securities	(146,705)	(103,833)
Purchase of Federal Reserve Bank stock	-0-	(135)
Proceeds from sales of available-for-sale securities	34,550	2,459
Proceeds from maturities of available-for-sale securities	109,221	100,606
Proceeds from maturities of held-to-maturity securities	5,805	-0-
Net change in loans	(24,539)	(6,060)
Purchase of premises and equipment	(720)	(2,650)
Proceeds from sales of premises and equipment	57	110

Net cash (used) in investing activities	(22,331)	(9,503)

Financing Activities
Net change in:
Deposits	(9,756)	(7,061)
Short-term borrowings	10,513	5,661
Proceeds from trust preferred securities	-0-	8,000
Proceeds from FHLB advances	20,000	-0-
Repayment of FHLB advances	(2,732)	(1,707)
Cash dividends	(2,329)	(2,214)
Purchase of treasury shares	(1,050)	-0-
Proceeds from exercise of stock options	523	24

Net cash provided by financing activities	15,169	2,703

Increase in Cash and Cash Equivalents	268	2,774
Cash and Cash Equivalents, Beginning of Year	25,810	28,437

Cash and Cash Equivalents, End of Period	$26,078	$31,211

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of September 30, 2003, and December 31, 2002, and the results of its operations for the three- and nine-month periods and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2002 filed with the Commission.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$810	$1,727	$4,038	$5,165
Less: Total stock-based employee compensation determined under the fair value based method, net of income taxes	(18)	(18)	(56)	(53)

Pro forma net income	$792	$1,709	$3,982	$5,112

Earnings per share:
Basic – as reported	$.26	$.56	$1.29	$1.67

Basic – pro forma	$.25	$.55	$1.27	$1.66

Diluted – as reported	$.26	$.55	$1.27	$1.66

Diluted – pro forma	$.25	$.55	$1.26	$1.64

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2003:
Available-for-Sale Securities:
U.S. government agencies	$60,569	$367	$280	$60,656
Mortgage-backed securities	91,355	896	561	91,690
State and political subdivisions	7,809	279	0	8,088
Other securities	7,974	25	0	7,999

	$167,707	$1,567	$841	$168,433

Held-to-Maturity Securities:
State and political subdivisions	$38,687	$1,198	$63	$39,822

December 31, 2002:
Available-for-Sale Securities:
U.S. government agencies	$44,315	$339	$0	$44,654
Mortgage-backed securities	104,572	2,531	3	107,100
State and political subdivisions	8,576	265	0	8,841
Other securities	8,010	8	13	8,005

	$165,473	$3,143	$16	$168,600

Held-to-Maturity Securities:
State and political subdivisions	$44,490	$1,216	$76	$45,630

Note 3: Loans

Categories of loans include (thousands):

	September 30, 2003	December 31, 2002
Commercial and industrial	$91,115	$108,513
Agricultural	24,208	20,857
Real estate construction	10,973	7,282
Commercial real estate	34,870	28,179
Residential real estate	155,602	141,417
Consumer	87,239	74,533
Other	4,124	4,247

Total loans	408,131	385,028

Less
Net deferred loan fees, premiums and discounts	(374)	(357)
Allowance for loan losses	(4,545)	(4,010)

Net loans	$403,212	$380,661

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

Note 3: Loans (continued)

Activity in the allowance for loan losses was as follows (thousands):

	Nine Months Ended September 30,
	2003	2002
Balance, beginning of year	$4,010	$3,810
Provision for loan losses	2,316	1,400
Recoveries	403	245
Charge-offs	(2,184)	(1,651)

Balance, end of period	$4,545	$3,804

Impaired loans totaled $3,878,000 and $4,214,000 at September 30, 2003 and December 31, 2002, respectively. An allowance for loan losses of $1,163,000 and $1,542,000 relates to impaired loans of $3,072,000 and $4,196,000 at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003 and December 31, 2002, impaired loans of $806,000 and $18,000 had no related allowance for loan losses.

At September 30, 2003 and December 31, 2002, accruing loans delinquent 90 days or more totaled $266,000 and $1,391,000, respectively. Non-accruing loans at September 30, 2003 and December 31, 2002 were $5,761,000 and $4,734,000, respectively.

Note 4: Commitments

Outstanding commitments to extend credit as of September 30, 2003 totaled $46,861,000. Standby letters of credit as of September 30, 2003 totaled $840,000.

Note 5: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Computed at the statutory rate (34%)	$276	$751	$1,649	$2,212
Increase (decrease) resulting from:
Tax exempt interest	(194)	(212)	(599)	(635)
ESOP dividend	(41)	0	(123)	0
Bank owned life insurance	(45)	(44)	(135)	(221)
Other	6	(12)	19	(15)

Actual tax expense	$2	$483	$811	$1,341

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$810	$1,727	$4,038	$5,165

Denominator:
Weighted-average common shares outstanding (basic)	3,132,344	3,086,331	3,135,985	3,085,933
Effect of stock options	30,391	27,659	31,449	27,840

Weighted-average common shares outstanding (diluted)	3,162,735	3,113,990	3,167,434	3,113,412

Earnings per share:
Basic	$.26	$.56	$1.29	$1.67

Diluted	$.26	$.55	$1.27	$1.66

For the three months ended September 30, 2003 and 2002, stock options covering 11,000 and 73,600 shares of common stock were not considered in computing earnings per share, as the exercise prices exceeded fair market value and, thus, were not dilutive. For the nine months ended September 30, 2003 and 2002, stock options covering 49,200 and 73,600 shares of common stock were not considered in computing earnings per share, as they were not dilutive.

Note 7: Subsequent Events

On October 3, 2003, NB&T Financial Group, Inc. announced that it is undertaking several initiatives designed to lower the Company’s non-interest expense by closing three of its banking offices and reducing its workforce. The Bank’s Waynesfield office in Auglaize County will be closed and its customers will be served by the Bank’s Ada, Ohio office. The Washington Court House office, which is an in-store branch in Wal-Mart, will be closed and its customers will be served by the Bank’s Sabina office. The third location is the Georgetown Courthouse Square office, which will be served by the Bank’s other Georgetown location. The office closings are subject to regulatory approval.

Independent Accountants’ Report

Board of Directors

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2003 and the related condensed consolidated statements of income for the three and nine month periods and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

BKD, LLP

Cincinnati, Ohio

October 14, 2003

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. Results could differ materially from those expressed in such forward-looking statements due to a number of factors, including (1) the effect of economic conditions and interest rates on a national, regional or international basis; (2) competitive pressures in the retail banking, financial services, insurance and other industries; (3) the financial resources of, and products available to, competitors; (4) changes in laws and regulations, including changes in accounting standards; (5) changes in policy by regulatory agencies; and (6) changes in the securities markets. Any forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results could differ materially from those contemplated by those forward-looking statements. Many of the factors that will determine these results are beyond the Company’s ability to control or predict. The Company disclaims any duty to update any forward-looking statements, all of which are qualified by the statements in this section.

Results of Operations

Net income for the third quarter of 2003 was $810,000, a decrease of $917,000, or 53.1%, from the third quarter of 2002 net income of $1.73 million. Net income per share-basic was $.26 for the third quarter of 2003, compared to $.56 per share for the third quarter of 2002, a decrease of 53.6%. Return on average equity and return on average assets for the third quarter of 2003 were 5.46% and 0.47%, respectively, compared to 12.42% and 1.01% for the same period in 2002. Net income for the first nine months of 2003 was $4.04 million, a decrease of $1.13 million, or 21.8%, from the net income of $5.17 million for the first nine months of 2002. Net income per share-basic was $1.29 for the first nine months of 2003, compared to $1.67 per share for the first nine months of 2002, a decrease of 22.8%. Return on average equity and return on average assets for the first nine months of 2003 were 9.25% and 0.78%, respectively, compared to 13.12% and 1.02% for the same period in 2002.

Net Interest Income

Net interest income was $5.11 million for the third quarter of 2003 and $16.11 million for the first nine months of 2003, a decrease of $852,000 and $1.51 million respectively, compared to the same periods last year. Interest income totaled $8.28 million for the third quarter of 2003, a decrease of 19.00% from $10.23 million during the same period last year. Interest income for the first nine months of 2003 totaled $26.46 million, a decrease of 14.7% from $31 million during the same period last year. Although average loans outstanding for the third quarter and the first nine months increased 3.51% and 2.55%, compared to the prior year, the effect of the decline in their average yields exceeded the effect of those gains. The yield on average loans decreased from 7.46% in the third quarter of 2002 to 6.46% in the third quarter of 2003 while the yield on average loans decreased from 7.62% for the first nine months of 2002 to 6.74% for the same period in 2003. The tax-equivalent yield on average securities decreased from 5.33% for the third quarter last year to 3.38% for the third quarter of this year, and the tax-equivalent yield on average securities decreased from 5.58% for the first nine months of 2002 to 4.04% for the same period this year. The decline in the securities yield is due to increased prepayments on mortgage backed securities and reinvestment of called and matured bonds at lower rates. A decrease in interest expense of 25.6% to $3.17 million during the third quarter of 2003 from $4.27 million during the same period last year offset most of the decrease in the third quarter’s interest income. Similarly, a decrease in interest expense of 22.7% to $10.35 million during the first nine months of 2003 from $13.40 million during the same period last year offset most of the decrease in year-to-date interest income. Average interest-bearing liabilities for the third quarter increased 0.57% from last year to $575.2 million, and their cost decreased from 2.96% during the third quarter of last year to 2.19% in the third quarter of this year. Average interest-bearing liabilities for the first nine months of 2003 increased 0.80% from last year to $577.3 million, and their cost decreased from 3.13% to 2.40%. Tax-equivalent net interest margin decreased to 3.30% for the third quarter of this year from 3.91% for the third quarter of last year while the tax-equivalent net interest margin decreased to 3.50% for the first nine months of 2003 from 3.92% for the same period last year.

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable losses inherent in the Bank’s loan portfolio at each balance sheet date. The provision for loan losses increased 134.4% to $1.29 million during the third quarter of 2003 from $550,000 during the third quarter of last year. For the first nine months of 2003, the provision increased 65.4% to $2.32 million from $1.40 million for the same period last year. The higher provision for loan losses for the three and nine months ended September 30, 2003 was attributable to two factors. First, net charge-offs were $802,000, or 0.79% (annualized), and $1.78 million, or 0.60% (annualized), for the three and nine months ended September 30, 2003, compared to $552,000, or 0.56% (annualized), and $1.40 million, or 0.49% (annualized), for the same periods in 2002. Secondly, management increased the specific reserve against a relationship based on reappraisal of collateral securing the loans. Weakness in the local economy has had a negative impact on the value of income-producing collateral securing certain loans.

Non-interest Income

Non-interest income, excluding gains on sales of securities, was $2.12 million for the third quarter of 2003, a decrease of 1.5% over the $2.16 million earned in the third quarter of 2002. Non-interest income, excluding gains on sales of securities, was $6.49 million for the first nine months of 2003, an increase of 1.6% over the $6.39 million in the same period in 2002. Service charges and fees increased 17.1% from the third quarter last year and 23.7% from the first nine months of last year due to increases in overdraft fees and debit card revenue. In August 2002, the Company introduced the Overdraft Honor program that aids customers by paying more and returning fewer overdraft checks. Insurance agency commissions decreased 12.7% in the third quarter of 2003 but increased 9% in the first nine months of 2003, compared to the same periods last year, due to increased sales of annuity products. These revenue increases were partially offset by decreases in Trust and ATM network fees and income from bank-owned life insurance. Trust income decreased 10.2% from the third quarter of last year and 10.5% from the first nine months of last year as a result of market value decreases in the accounts managed. ATM network fees decreased 21.5% from the third quarter of last year and 26.2% from the first nine months of last year as a result of fewer units in operation during 2003 compared to the same periods in 2002. Other income decreased primarily due to a decrease in BOLI income of $254,000 from 2002 to 2003 as a result of a death benefit claim made in May 2002.

Security gains for the first nine months of 2003 totaled $907,000, resulting from the sale of $34.5 million in mortgage-backed securities and U.S. agency notes.

Non-interest Expense

Non-interest expense was $5.13 million for the third quarter of 2003, compared to $5.36 million for the third quarter of 2002. Salaries and employee benefits expense declined $373,000 in the third quarter from the same quarter last year due to reductions in employee bonus incentive plans for the current year. For the first nine months of 2003, non-interest expense was $16.3 million, compared to $16.1 million for the same period in 2002. The increase occurred primarily due to increases in salaries and benefits expense. The average number of full-time equivalent employees has increased to 272 for the nine months ended September 30, 2003, from 269 for the same period in 2002. In addition, health care and retirement benefit expenses, including the 401(k) and employee stock ownership plans, were higher for the nine months ended September 30, 2003, compared to the same period last year.

Income Taxes

The provision for income taxes for the third quarter of 2003 was $2,000, compared to $483,000 for the same period in 2002. The provision for income taxes for the first nine months of 2003 was $811,000, compared to $1.34 million for the same period last year. The effective tax rate for the three months ended and nine months ended September 30, 2003 was .25% and 16.7%, respectively, compared to 21.9% and 20.6% for the same periods in 2002. The decrease in the effective tax rate in the third quarter is due to tax-exempt income and the ESOP dividends paid tax deduction exceeding taxable income for the quarter. The decrease in the effective tax rate for the first nine months of 2003, compared to the prior year, is due to certain tax exemptions and deductions not being fully recognized until the fourth quarter of 2002.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.’s financial condition during 2003 are as follows (in thousands):

	September 30 2003	December 31 2002	Amount	Percent
Total Assets	$681,855	$664,803	$17,052	2.6
Federal Funds Sold	8,973	6,988	1,985	28.4
Loans	407,757	384,671	23,086	6.0
Securities	207,120	213,090	(5,970)	(2.8)
Demand deposits	50,991	52,273	(1,282)	(2.5)
Savings, NOW, MMDA deposits	218,451	208,221	10,230	4.9
CD’s $100,000 and over	39,517	42,633	(3,116)	(7.3)
Other time deposits	149,374	164,962	(15,588)	(9.4)
Total deposits	458,333	468,089	(9,756)	(2.1)
Short-term borrowing	29,753	19,240	10,513	54.6
Long-term borrowing	133,714	116,446	17,268	14.8
Stockholders Equity	57,264	57,304	(40)	(0.1)

At September 30, 2003, total assets were $681.9 million, an increase of $17.1 million from December 31, 2002. The increase is primarily attributable to an increase in the loan portfolio of $23.1 million. The loan growth was funded by increases in repurchase agreements and Federal Home Loan Bank advances and runoff in the securities portfolio. Deposits decreased $9.8 million during the year primarily in time deposits less than $100,000. Stockholders’ equity decreased $40,000 during the year to $57.3 million due to reduced earnings and a decrease in other comprehensive income of $1.6 million due to a change in market value of securities available for sale.

Average total assets for the third quarter of 2003 increased 1.1% to $687.5 million from the third quarter of 2002. Average total loans increased to $403.7 million, an increase of 3.5% from the same quarter of last year. The commercial loan average grew $5.8 million, an increase of 3.3%, and the personal loan average grew $7.8 million, an increase of 10.6%. Commercial and industrial lending to small to mid-sized companies continues to be an area of growth for the Company, and the Bank has increased its efforts to originate automobile loans through its dealer network. Real estate loans remained relatively unchanged at $110.9 million for the third quarter of 2003. The securities portfolio average has decreased $8.6 million from the third quarter of 2002 to $222.6 million. During the first nine months of 2003, the Company has purchased $146.7 million in agency notes and mortgage-backed securities, $30.0 million of which was leveraged with $20 million in Federal Home Loan Bank advances. In that same time period, $34.5 million in securities were sold at a gain of $907,000, $67.6 million in bonds were called and approximately $47.4 million in payments on mortgage-backed securities were received.

Average total deposits decreased $11.2 million from the third quarter of 2002 to $411.7 million. Average small certificates of deposit decreased $19.4 million, or 11.3%, as the Company reduced its cost of funds and customers continued to seek out higher rates of return. Average large-dollar certificates increased $5.2 million, or 13.8%, and average short-term borrowings increased $1.9 million, or 6.9%, from the third quarter of last year due to increased public fund balances. Average Federal Home Loan Bank borrowings increased $12.9 million, or 11.4%, due to the Company leveraging security purchases in the first quarter with an additional $20 million in fixed-rate advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended September 30, 2003 and 2002:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Balance at beginning of period	$4,058	$3,806	$4,010	$3,810

Charge-offs:
Commercial and industrial	(236)	(198)	(565)	(419)
Commercial real estate	(21)	(30)	(68)	(31)
Agricultural	(129)	(41)	(204)	(53)
Residential real estate	(273)	(36)	(372)	(134)
Consumer	(244)	(350)	(974)	(1,006)
Other	—	—	(1)	(8)

Total charge-offs	(903)	(655)	(2,184)	(1,651)

Recoveries:
Commercial and industrial	42	20	190	44
Commercial real estate	1	—	3	—
Agricultural	1	10	14	10
Residential real estate	4	—	12	2
Consumer	53	73	184	189
Other	—	—	—	—

Total recoveries	101	103	403	245

Net charge-offs	(802)	(552)	(1,781)	(1,406)
Provision for loan losses	1,289	550	2,316	1,400

Balance at end of period	$4,545	$3,804	$4,545	$3,804

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30 2003	December 31 2002	September 30 2002
Loans accounted for on non-accrual basis	$5,761	$4,734	$4,205
Accruing loans which are past due 90 days	266	1,391	1,825
Renegotiated loans	0	0	0
Other real estate owned	312	226	260

Total non-performing assets	$6,339	$6,351	$6,290

Ratios:
Allowance to total loans	1.11%	1.04%	.98%
Net charge-offs to average loans (annualized)	.60%	0.49%	.49%
Non-performing assets to total loans and other real estate owned	1.55%	1.65%	1.62%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year average charge-off percentage applied to the current outstanding balance by portfolio type; (2) a specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

As of September 30, 2003, there were $3.7 million in thirty non-accrual small business relationships. The majority of this amount consisted of two relationships, one of which is $1.2 million in a nursing home business which has been making monthly payments since January 2002 following the signing of a forbearance agreement. The second relationship amounts to $1.1 million and is in the hotel business, which is in the process of liquidation.

Non–accrual residential real estate loans consisted of twenty-three loans that total $1.5 million, with the largest balance being $185,300. Non-accrual personal loans consisted of eleven loans that totaled $189,900, and home equity credit lines consisted of 8 loans totaling $316,300.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at September 30, 2003, was 89%, compared to 82.3% at the same date in 2002. Loans to total assets were 59.8% at the end of the third quarter of 2003, compared to 57% at the same time last year. Management strives to keep this ratio below 70%. Of the total securities portfolio, 81.3% consists of available-for-sale securities that are readily marketable. Approximately 88.2% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 91.4% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 2003, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.45%, a Tier 1 risk-based capital ratio of 13.40%, and a Tier 1 leverage ratio of 8.37%.

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

Goodwill and Other Intangibles-The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

EFFECT OF RECENT ACCOUNTING STANDARDS

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement provides the alternative methods of transition for a voluntary change to a fair-value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Accounting Guarantees of Indebtedness of Others

In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing a guarantee, and also expands the related disclosures. The provisions of initial recognition are effective for guarantees issued or modified after December 31, 2002. Management believes that the adoption of FIN 45 will not have a significant impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46 is not expected to have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivative, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At June 30, 2003, the Company’s simulation model indicated the twelve-month cumulative gap as a percent of total assets was a positive 8.2%, compared to a positive 15.6% at December 31, 2002. Also, similar to the results at year- end, June 30, 2003 results indicate a decreasing yield on interest-earning assets, the cost of interest-bearing liabilities, and net interest margin. This position could have a negative effect on projected net interest income over the next twelve months. Currently, the Company is in the process of updating its simulation model as of September 30, 2003. Based on preliminary information, however, the Company does not believe that its market risk changed significantly between June 30, 2003 and September 30, 2003.

Item 4 – Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures, that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 2 – Changes in Securities and Use of Proceeds

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits:

15	Accountants’ acknowledgement.
31.1	Certification by CEO.
31.2	Certification by CFO.
32.1	Financial statements certification by CEO.
32.2	Financial statements certification by CFO.
99	Safe harbor under the Private Securities Litigation Reform Act of 1995.

(b) Filings on Form 8-K:

The Company filed a Form 8-K with the Securities and Exchange Commission on July 17, 2003 regarding a press release announcing the results of operations for the second quarter of 2003.

The Company filed a Form 8-K with the Securities and Exchange Commission on September 16, 2003 regarding a press release announcing declaration of its third quarter dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 5, 2003	/s/ Craig F. Fortin

Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Financial Officer)