Form 10-K
period 2003-12-31
NB&T FINANCIAL GROUP INC
filed 2004-03-19
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Based on the closing sales price on February 27, 2004 of $29.60 per, the aggregate market value of the issuer’s shares held by nonaffiliates was $56,349,490.

As of March 17, 2004, 3,223,483 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Board of Directors;

2. Executive Officers;

3. Section 16(a) Beneficial Ownership Reporting Compliance;

4. Compensation of Executive Officers and Directors;

5. Voting Securities and Ownership of Certain Beneficial Owners and Management; and

6. Certain Relationships and Related Transactions.

NB&T FINANCIAL GROUP, INC.

For the Year Ended December 31, 2003

PART I

Item 1.	Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial”), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank has also installed cash dispensers in convenience stores in three states as of the end of 2003. The Bank also has a trust department which presently administers 673 accounts having combined assets of $213,175,000.

In December 2001, NB&T Financial acquired a majority of the assets, totaling $48 million, and assumed the deposit liabilities, totaling $42 million, of Sabina Bank located in Sabina, Ohio, for an aggregate cash purchase price of approximately $12.9 million.

The Bank operates its wholly-owned subsidiary NB&T Insurance Agency, Inc. (“NB&T Insurance”). NB&T Insurance has four locations, with its principal office in Wilmington, Ohio. During 2002, the Bank acquired one agency located in Hillsboro, Ohio for a total of approximately $50,000 cash. This agency was merged into NB&T Insurance. NB&T Insurance sells a full line of insurance products, including: property and casualty, life, health, and annuities.

Because of its ownership of all the outstanding stock of the Bank, NB&T Financial is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Bank, as a national bank, is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the “OCC”) and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland. In addition, since its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Since its incorporation in 1980, NB&T Financial’s activities have been limited primarily to holding the common shares of the Bank. Consequently, the following discussion focuses primarily on the business of the Bank.

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

Lending Activities

General. The Bank’s income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2003, regarding the net dollar amount of certain loans maturing in the Bank’s portfolio, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less (thousands):

	Due 0-1 Year	Due 1-5 Years	Due 5+ Years	Total
Commercial and Industrial	$17,605	$19,142	$52,874	$89,621
Commercial Real Estate	4,618	3,698	27,083	35,399
Real Estate Construction	9,050	2,246	—	11,296
Agricultural	9,527	3,957	9,357	22,841

Total	$40,800	$29,043	$89,314	$159,157

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 2003, which have predetermined interest rates and floating or adjustable interest rates (thousands):

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and Industrial	$26,557	$63,064	$89,621
Commercial Real Estate	7,548	27,851	35,399
Real Estate Construction	951	10,345	11,296
Agricultural	4,879	17,962	22,841

Total	$39,935	$119,222	$159,157

Commercial and Industrial Lending. The Bank originates loans to businesses in its market area, including “floor plan” loans to automobile dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $5,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. At December 31, 2003 the Bank had $89.6 million, or 22% of total loans, invested in commercial and industrial loans. Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

Commercial Real Estate. The Bank makes loans secured by commercial real estate located in its market area. Such loans generally are adjustable-rate loans for terms of up to 20 years. The types of properties securing loans in the Bank’s portfolio include warehouses, retail outlets and general industrial use properties. At December 31, 2003, the Bank had $46.7 million, or 11% of total loans, invested in commercial real estate loans. Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

Agricultural Loans. The Bank makes agricultural loans, which include loans to finance farm operations, equipment purchases, and land acquisition. The repayment of such loans is significantly dependent upon income from farm operations, which can be adversely affected by weather and other physical conditions, government policies and general economic conditions. At December 31, 2003, the Bank had $22.8 million, or 6% of total loans, invested in agricultural loans.

Residential Real Estate. The Bank makes loans secured by one- to four-family residential real estate and multi-family (over four units) real estate located in its market area. The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans (“ARMs”). Fixed-rate loans with terms of 20 to 30 years are typically originated for sale in the secondary market. ARMs are held in the Bank’s portfolio. At December 31, 2003, the Bank had $158.9 million, or 39% of total loans, invested in residential real estate loans.

Installment Loans. The Bank makes a variety of consumer installment loans, including home equity loans, automobile loans, recreational vehicle loans, and overdraft protection. Consumer loans involve a higher risk of default than loans secured by one- to four-family residential real estate, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 2003, the Bank had $88 million, or 21% of total loans, invested in installment loans.

Credit Card Service. The Bank offers credit card services directly through a correspondent bank.

Loan Processing. Loan officers are authorized by the Board of Directors to approve loans up to specified limits. Loans exceeding the loan officers’ approval authority are referred to the Bank’s Senior Loan Committee. Any loans made by the Bank in excess of the limits established for the Senior Loan Committee must be approved by the Chairman of the Board and the President of the Bank as representatives of the Board of Directors. All loans in excess of $50,000 are reported to the Board on a monthly basis.

Loan Originations, Purchases and Sales. Although the Bank generally does not purchase loans, purchases could occur in the future. Fixed-rate residential real estate loans are originated for sale in the secondary market. From time to time, the Bank sells participation interests in loans it originates.

Allowance for Loan Losses. Federal regulations require that the Bank establish prudent general allowances for loan losses. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical trends in the level of non-performing assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2003, the Bank’s allowance for loan losses totaled $4.8 million, of which 48% was allocated to specific credits, and the rest was allocated based on previous charge-off experience, portfolio risk and economic conditions.

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance.

The following table sets forth an analysis of the Bank’s allowance for losses on loans for the periods indicated (dollars in thousands):

	December 31,
	2003	2002	2001	2000	1999
Balance at beginning of period	$4,010	$3,810	$3,802	$3,222	$2,641
Charge-offs:
Commercial and industrial	(696)	(486)	(691)	(858)	(200)
Commercial real estate	(97)	(53)	(50)	(15)	(10)
Agricultural	(35)	(53)	(119)	(107)	(10)
Residential real estate	(1,093)	(238)	(150)	(66)	(9)
Installment	(1,385)	(1,346)	(1,318)	(825)	(842)
Other	(316)	(9)	(18)	—	—

Total charge-offs	(3,622)	(2,185)	(2,346)	(1,871)	(1,071)

Recoveries:
Commercial and industrial	200	49	33	62	27
Commercial real estate	15	—	—	—	9
Agricultural	—	10	9	5	—
Residential real estate	37	7	2	1	1
Installment	255	219	188	183	213
Other	16	—	—	1	2

Total recoveries	523	285	232	252	252

Net charge-offs	(3,099)	(1,900)	(2,114)	(1,619)	(819)
Acquired in acquisition			622
Provision for possible loan losses	3,919	2,100	1,500	2,199	1,400

Balance at end of period	$4,830	$4,010	$3,810	$3,802	$3,222

Ratio of net charge-offs to average loans outstanding during the period	0.77%	0.49%	0.58%	0.44%	0.25%

Average loans outstanding	$400,008	$385,324	$366,190	$367,419	$330,734

The distribution of the Company’s allowance for losses on loans at December 31, 2003 is as follows (thousands):

	Amount	Loans in Each Category as a Percentage of Total Loans
Commercial and industrial	$615	22%
Commercial real estate	2,134	11
Agricultural	164	6
Residential real estate	1,220	39
Installment	577	21
Other	27	1
Unallocated	93	—

Total	$4,830	100%

Investment Activities

The following table sets forth the composition of the Bank’s securities portfolio, based on amortized cost, at the dates indicated (thousands):

	At December 31,
	2003	2002	2001
Securities available for sale:
U.S. Treasuries & U.S. agency notes	$60,502	$44,315	$54,117
U.S. agency mortgage-backed securities	42,696	101,495	96,071
Other mortgage-backed securities	41,380	3,077	5,021
Municipals	7,810	8,576	8,572
Other securities	10	8,010	8,010

Total securities available for sale	152,398	165,473	171,791

Securities held to maturity:
Municipals	38,681	44,490	44,430

Total securities held to maturity	38,681	44,490	44,430

Total securities	$191,079	$209,963	$216,221

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2003. U.S. agency mortgage-backed securities and other mortgage-backed securities are categorized according to their expected prepayment speeds. All other securities are categorized based on contractual maturity. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations. Yields do not include the effect of income taxes (dollars in thousands).

	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasuries & U.S. agency notes	$37,981	2.75	$22,521	2.67	$—		$—		$60,502	2.72
U.S. agency mortgage-backed securities	694	4.56	41,982	5.07	20	13.45			42,696	5.07
Other mortgage-backed securities	47	1.80	41,333	3.66	—				41,380	3.66
Municipals	1,000	5.00	—	—	—		6,810	5.03	7,810	5.03
Other securities	—			—	—		10	—	10	—

Total securities available for sale	39,722	2.84	105,836	4.01	20	13.45	6,820	5.02	152,398	3.75

Total securities held to maturity: Municipals	—		100	4.50	—		38,581	5.04	38,681	5.04

Total securities	$39,722	2.84	$105,936	4.01	$20	13.45	$45,401	5.04	$191,079	4.01

Trust Services

The Bank received trust powers in 1922 and currently holds $ 214 million in net assets held in 673 accounts on December 31, 2003 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department includes investment management, estate planning and administration, tax and financial planning and employee benefit plan administration. The Trust Department also provides investment services to customers of the Bank and others, enabling them to purchase fixed annuities, variable annuities, mutual funds, and stocks and bonds. The Trust Department is staffed by three officers and five staff members and generated $863,000 in fee income during 2003.

Deposits and Borrowings

General: Deposits have traditionally been the primary source of the Bank’s funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

Deposits: Deposits are attracted principally from within the Bank’s market area through the offering of numerous deposit instruments, including checking accounts, regular passbook savings accounts, NOW accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Asset/Liability Committee and the Executive Committee based on the Bank’s liquidity requirements, growth goals and market trends. The Company has not used brokers in the past to attract deposits, although competition from banks and other financial institutions has caused the Company to include this as a viable alternative to funding needs. Currently the amount of deposits from outside the Bank’s market area is not significant.

The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated (thousands):

Maturity	At December 31, 2003
Three months or less	$11,417
Over 3 months to 6 months	8,826
Over 6 months to 12 months	8,783
Over twelve months	6,307

Total	$35,332

Borrowings: The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. The Bank currently has outstanding $124.5 million of borrowings from the Federal Home Loan Bank used primarily to fund the purchase of U.S. agency mortgage-backed securities, other mortgage-backed securities and municipal bonds.

Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S Treasury demand notes.

The following table sets forth certain information regarding the Bank’s outstanding borrowings at the dates and for the periods indicated (dollars in thousands):

	December 31,
	2003	2002	2001
Maximum amount of short-term borrowings outstanding at any month end during period	$36,480	$30,145	$44,158
Average amount of short-term borrowings outstanding during period	$24,561	$23,445	$34,250
Amount of short-term borrowings outstanding at end of period	$21,909	$19,240	$22,055
Weighted average interest rate of short-term borrowings during period	.83%	1.33%	3.76%
Weighted average interest rate of short-term borrowings at end of period	0.65%	0.87%	1.39%

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

	2003			2002			2001
	Average Outstanding Balance	Yield/ Rate	Interest Earned / Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned / Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned / Paid
Loans (1)	$400,008	6.60%	$26,408	$385,324	7.55%	$29,002	$366,190	8.33%	$30,508
Securities available for sale	185,867	3.37	6,259	183,104	4.89	8,946	137,422	6.18	8,493
Securities held to maturity	40,448	5.11	2,067	44,456	5.13	2,281	44,398	5.12	2,275
Deposits in banks	537.56		3	893	1.61	14	461	2.39	11
Federal funds sold	9,656	1.08	104	10,270	1.53	157	19,073	3.70	706

Total interest-earning assets	636,516	5.47	34,841	624,047	6.49	40,400	567,544	7.40	41,993
Non-earning assets	52,550			56,778			47,082
Allowance for loan losses	(4,141)			(3,865)			(3,836)

Total assets	$684,925			$676,960			$610,790

Savings deposits	$43,805	0.45	199	$40,487	1.08	437	$31,120	1.55	483
NOW and MMDA	175,524	0.72	1,258	173,392	1.39	2,410	136,002	2.71	3,679
CD’s over $100M	41,039	1.98	811	40,497	3.57	1,444	53,125	5.45	2,895
Other time deposits	155,351	2.96	4,591	171,380	3.93	6,737	168,385	5.70	9,594
Short-term borrowings	24,561	0.81	198	25,571	1.32	339	34,250	3.76	1,287
Long-term debt	132,167	4.77	6,306	117,840	5.04	5,936	93,572	5.25	4,911

Total interest-bearing liabilities	572,447	2.33	13,363	569,167	3.04	17,303	516,454	4.42	22,849

Demand deposits	51,654			50,147			40,883
Other liabilities	2,372			3,593			2,778
Capital	58,152			54,053			50,675

Total liabilities and capital	$684,925			$676,960			$610,790

Net interest income			$21,478			$23,097			$19,144

Interest rate spread		3.14%			3.45%			2.98%
Net interest income margin		3.37%			3.71%			3.37%
Ratio of interest-earning assets to interest-bearing liablilities	111.19%			109.64%			109.89%

(1)	Includes nonaccrual loans and loan fees.

The following table describes the extent to which the changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and expense during the periods indicated for each category of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to (i) changes in volume (the difference between the average volume for the periods compared, multiplied by the prior year’s yield or rate paid), (ii) changes in rate (the difference between the weighted average yield or rate paid for the periods compared, multiplied by the prior year’s average volume) and (iii) changes not solely attributable to either volume or rate (thousands).

	Years ended December 31, 2003 vs 2002
	Increase (decrease) due to
	Volume	Rate	Rate/ Volume	Total
Interest income attributable to:
Loans	$1,105	$(3,563)	$(136)	$(2,594)
Securities available for sale	135	(2,781)	(41)	(2,687)
Securities held to maturity	(206)	(9)	1	(214)
Deposits in banks	(6)	(9)	4	(11)
Federal funds sold	(9)	(46)	2	(53)

Total interest-earning assets	1,019	(6,408)	(170)	(5,559)

Interest expense attributable to:
Savings deposits	36	(254)	(20)	(238)
NOW and MMDA	30	(1,166)	(16)	(1,152)
CD’s over $100,000	19	(644)	(8)	(633)
Other time deposits	(630)	(1,672)	156	(2,146)
Short-term borrowings	(13)	(132)	4	(141)
Long-term debt	722	(312)	(40)	370

Total interest-bearing liabilities	164	(4,180)	76	(3,940)

Net interest income	$855	$(2,228)	$(246)	$(1,619)

	Years ended December 31, 2002 vs 2001
	Increase (decrease) due to
	Volume	Rate	Rate/ Volume	Total
Interest income attributable to:
Loans	$1,484	$(2,779)	$(211)	$(1,506)
Securities available for sale	2,883	(1,942)	(488)	453
Securities held to maturity	3	3	—	6
Deposits in banks	11	(4)	(4)	3
Federal funds sold	(326)	(414)	191	(549)

Total interest-earning assets	4,055	(5,136)	(512)	(1,593)

Interest expense attributable to:
Savings deposits	145	(147)	(44)	(46)
NOW and MMDA	1,012	(1,789)	(492)	(1,269)
CD’s over $100,000	(688)	(1,001)	238	(1,451)
Other time deposits	171	(2,975)	(53)	(2,857)
Short-term borrowings	(326)	(833)	211	(948)
Long-term debt	1,349	(197)	(127)	1,025

Total interest-bearing liabilities	1,663	(6,942)	(267)	(5,546)

Net interest income	$2,392	$1,806	$(245)	$3,953

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

Bank Holding Company Regulation

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain nonfinancial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital”. In addition to this risk- based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2003. For NB&T Financial’s capital ratios, see Note 12 to the Consolidated Financial Statements in Item 8.

A bank holding company is required by law to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (defined in the regulations as not meeting minimum capital requirements) with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

The BHCA restricts NB&T Financial’s ownership or control of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business, other than companies engaged in certain activities determined by the FRB to be closely related to banking. In addition, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of any nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination by the FRB that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. NB&T Financial currently has no nonbank subsidiaries, except subsidiaries of the Bank. The ownership of subsidiaries of the Bank is regulated by the OCC, rather than the FRB.

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

The Financial Services Modernization Act defines “financial in nature” to include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the “FRA”). See National Bank Regulation — Office of the Comptroller of the Currency.”

The FRB must approve the application of a bank holding company to acquire any bank or savings association.

National Bank Regulation

Office of the Comptroller of the Currency. The OCC is an office in the Department of the Treasury and is subject to the general oversight of the Secretary of the Treasury. The OCC is responsible for the regulation and supervision of all national banks, including the Bank. The OCC issues regulations governing the operation of national banks and, in accordance with federal law, prescribes the permissible investments and activities of national banks. The Bank is authorized to exercise trust powers in accordance with OCC guidelines. See “Description of Business-Trust Services.” National banks are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment.

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2003. For the Bank capital ratios, see Note 12 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2003, met the standards for the highest capital category, a well-capitalized bank.

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

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank’s unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association’s unimpaired capital and surplus, if the additional amount is fully secured by certain forms of “readily marketable collateral.” Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including NB&T Financial, must comply with Sections 23A and 23B of the FRA, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. The Bank was in compliance with these requirements and restrictions at December 31, 2003.

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

The Bank is a member of the BIF, and, at December 31, 2003, it had $431.2 million in deposits insured in the BIF, as well as $19.7 million, acquired in a merger, insured in the SAIF.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of each of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution. Insurance of deposits may be terminated by the FDIC if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

Federal Reserve Board. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2003, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $7.2 million at December 31, 2003. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Ohio Department of Insurance. The Bank’s insurance agency operating subsidiary is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

Item 2.	Properties

NB&T Financial Group, Inc. and The National Bank and Trust Company own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The National Bank and Trust Company also owns or leases 21 full-service branch offices (2 of which were closed January 31, 2004), one remote drive-through ATM facility, and one remote service facility (which was closed January 31, 2004), all of which are located in Adams, Auglaize, Brown, Clermont, Clinton, Fayette, Hardin, Highland, and Warren Counties in Ohio. The Bank owns a building at 1600 West Main Street, Wilmington, Ohio which serves as an operation center for the Bank and houses the Bank’s insurance agency. Additionally, the Bank also owns a building at 52 E. Main Street, Wilmington, Ohio, currently used as a storage facility. NB&T Financial’s net book value of investments in land and buildings was $11.3 million as of December 31, 2003.

Item 3.	Legal Proceedings

Neither NB&T Financial nor the Bank is presently involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

There were 3,222,238 common shares of the Company outstanding on December 31, 2003 held of record by approximately 702 shareholders. Dividends per share declared were $0.24 per share in each quarter in 2003 and were $0.23 per share in each quarter in 2002.

The Company’s shares started trading on the Nasdaq SmallCap Market under the symbol NBTF in June 2003. The following table summarizes the quarterly common stock prices and dividends declared since June 2003.

2003	High	Low	Dividend
Fourth Quarter	$31.75	$25.40	$0.24
Third Quarter	26.40	23.75	0.24
June 2003	24.00	23.30	0.24

The Company has a stock option plan under which the Company may grant options that vest over five years to selected employees for up to 7% of the authorized and issued shares of the Company, currently 3,818,950 shares. The following table summarizes the securities authorized for issuance at December 31, 2003 under all equity compensation plans still in existence.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	112,080	$21.52	155,247
Equity compensation plans not approved by security holders	0	0	0
Total	112,080	$21.52	155,247

Item 6.	Selected Financial Data

The following table sets forth certain information concerning the consolidated financial condition, earnings and other data regarding the Company at the dates and for the periods indicated:

	December 31, (Dollars in thousands)
	2003	2002	2001	2000	1999
Statement of financial condition and other data:
Total amount of:
Assets	$664,928	$664,810	$671,171	$579,232	$542,548
Cash and cash equivalents	22,118	25,817	28,437	19,395	19,338
Securities	191,802	213,090	216,001	153,951	149,204
Loans receivable-net	404,905	380,661	378,904	370,299	347,733
Deposits	450,500	468,089	479,240	406,688	379,932
Short-term borrowings	21,909	19,240	22,055	40,148	40,358
Long-term debt	132,519	116,446	114,844	80,323	75,431
Stockholders’ equity	56,696	57,304	50,976	49,482	44,031
Number of full service offices	21	21	21	17	17

	Year ended December 31, (in thousands)
	2003	2002	2001	2000	1999
Statement of income data:
Interest and loan fee income	$34,841	$40,400	$41,993	$41,049	$37,539
Interest expense	13,363	17,303	22,849	22,711	19,150

Net interest income	21,478	23,097	19,144	18,338	18,389
Provision for loan losses	3,919	2,100	1,500	2,199	1,400

Net interest income after provision for loan losses	17,559	20,997	17,644	16,139	16,989
Non-interest income	9,398	8,945	7,987	4,051	5,227
Non-interest expense	22,399	22,020	18,138	15,372	15,227

Income before income taxes	4,558	7,922	7,493	4,818	6,989
Federal income taxes	454	1,391	1,476	772	1,281

Net income	$4,104	$6,531	$6,017	$4,046	$5,708

	Year ended December 31,
	2003	2002	2001	2000	1999
Selected financial ratios:
Return on average equity	7.06%	12.08%	11.87%	8.85%	12.85%
Return on average assets	0.60	0.96	0.99	0.73	1.08
Equity-to-assets ratio	8.53	8.62	7.60	8.54	8.12
Dividend payout ratio (1)	73.28	43.60	43.98	58.27	37.57
Ratio of non-performing loans to total loans (2)	1.43	1.59	1.49	1.13	0.33
Ratio of loan loss allowance to total loans	1.18	1.04	1.00	1.02	0.91
Ratio of loan loss allowance to non-performing loans (2)	83%	65%	67%	90%	307%
Earnings per share	$1.31	$2.11	$1.91	$1.27	$1.81
Dividends declared per share	$0.96	$0.92	$0.84	$0.76	$0.68

(1)	Dividends paid per share divided by earnings per share.

(2)	Non-performing loans include non-accrual loans, renegotiated loans and accruing loans 90 days or more past due.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2003 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2003 and 2002 and for the three years ended December 31, 2003.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2003 was $4.1 million, or $1.31 per share, compared to $6.5 million, or $2.11 per share, for the year of 2002. The decrease in net income from 2002 to 2003 is due to primarily two factors. First, net interest income decreased $1.6 million from $23.1 million in 2002 to $21.5 million in 2003. Secondly, the provision for loan losses was increased $1.8 million to $3.9 million in 2003 from $2.1 million in 2002. Overall, total noninterest income and noninterest expense were similar in 2003 compared to 2002. Noninterest income in 2003 increased to $9.4 million in 2003 from $8.9 million in 2002 due to realized gains on securities sales of $915,000 in 2003 compared to $420,000 in 2002. Noninterest expense increased from $22.0 million in 2002 to $22.4 million in 2003 due to reorganization costs of $709,000 in 2003 offset partially by eliminating officer bonuses for the year. As a result, performance ratios for 2003 included a return on assets of 0.60% and a return on equity of 7.06%, compared to 0.96% and 12.08%, respectively, in 2002.

Net income for 2002 was $6.5 million, or $2.11 per share, compared to $6.0 million, or $1.91 per share, for the year of 2001. Net interest income was $23.1 million for 2002, 20.6% above 2001. Non-interest income, excluding securities gains and losses, was $8.6 million for 2002, 11.0% above 2001. Non-interest expense was $22.0 million for 2002, 21.4% above 2001. Performance ratios for 2002 included a return on assets of .96% and a return on equity of 12.08% compared to .99% and 11.87%, respectively, in 2001.

TABLE 1 - SELECTED FINANCIAL HIGHLIGHTS

(dollars in thousands, except per share data)

	2003	2002	2001	2000	1999
Net interest income	$21,478	$23,097	$19,144	$18,338	$18,389
Net income	4,104	6,531	6,017	4,046	5,708
Earnings per share	1.31	2.11	1.91	1.27	1.81
Dividends per share	0.96	0.92	0.84	0.76	0.68

AVERAGE BALANCES
Assets	$684,696	$676,960	$610,790	$551,566	$526,455
Loans	400,008	385,324	366,190	367,419	330,734
Securities	226,315	227,560	181,819	148,827	162,744
Deposits	467,373	475,903	429,514	390,231	376,843
Long-term debt	132,167	117,840	93,572	79,406	75,539
Stockholders’ equity	58,152	54,053	50,675	45,722	44,426

RATIOS AND STATISTICS
Net interest margin (tax equivalent)	3.51%	3.86%	3.54%	3.72%	3.88%
Return on average assets	0.60	0.96	0.99	0.73	1.08
Return on average equity	7.06	12.08	11.87	8.85	12.85
Average loans to average assets	58.42	56.92	59.95	66.61	62.82
Average equity to average assets	8.49	7.98	8.30	8.29	8.44
Total risk-based capital ratio (At year end)	14.57	14.66	11.50	14.04	14.29
Efficiency ratio (1)	70.83	67.75	65.20	60.47	61.25
Full service offices	21	21	21	17	17

(1)	Excludes reorganization costs.

NET INTEREST INCOME

Net interest income decreased $1.6 million, or 7.0%, from $23.1 million in 2002 to $21.5 million in 2003. Net interest margin decreased from 3.71% in 2002 to 3.37% in 2003. As interest rates remained at historical lows during 2003, the interest income on interest-earning assets decreased $5.6 million from $40.4 million in 2002 to $34.8 million in 2003. The interest expense on interest-bearing liabilities, however, decreased only $3.9 million from $17.3 million in 2002 to $13.4 million in 2003. This decrease is primarily the result of a mismatch in interest rate risk between investments and Federal Home Loan Bank (FHLB) borrowings.

Historically at various times, the Bank has utilized FHLB borrowings to purchase securities, leverage its capital position and improve earnings. With the decrease in rates during 2003, however, higher yielding mortgage-related and callable securities prepaid and were reinvested at lower yields. As a result, interest on securities decreased 25.9%, or $2.9 million in 2003 from 2002, and the tax equivalent yield decreased 129 basis points from 5.34% to 4.05%. The average balance of the securities portfolio decreased $1.2 million, or .55%, from 2002, due to the prepayments and a shifting of balances from mortgage-related securities to mortgage loans. Unfortunately, interest expense on FHLB borrowings did not decrease. These borrowings have fixed rates and are subject to significant prepayment penalties. Interest expense on long-term debt increased to $6.3 million in 2003 from $5.9 million in 2002 and the average cost decreased to 4.77% in 2003 from 5.04% in 2002 due to additional average borrowings of $14.3 million during 2003 and no repricing of prior years outstanding FHLB borrowings. Based on the current rate environment, management expects these advances to have a negative impact on earnings for several years.

Interest income on loans decreased $2.6 million from $29.0 million in 2002 to $26.4 million in 2003. While the yield decreased to 6.60% in 2003 from 7.55%, an increase in average loans of $14.7 million partially offset the decrease in income. Interest expense on deposits and short-term borrowings decreased $4.3 million, or 37.9%, in 2003 compared to 2002. This decrease was due to a combination of lower average costs, average balances and mix of deposits. Average interest-bearing deposits and short-term borrowings decreased $11.0 million, or 2.4%, during 2003, while the cost decreased from 2.52% in 2002 to 1.60% in 2003. The volume growth in average deposits and short-term interest-bearing liabilities was due to a $2.1 million, or 1.2%, increase in NOW and money market accounts, a $3.3 million, or 8.2%, increase in savings deposits, offset by a decrease in average certificates of deposits of $15.5 million.

Net interest income increased to $23.1 million in 2002 from $19.1 million in 2001, an increase of 21.1%. Average interest-earning assets for 2002 increased $56.5 million, or 10.0%, from 2001 while the tax equivalent yield decreased to 6.64% in 2002 from 7.56% in

2001. Interest and fees on loans decreased 4.7% from 2001 as the average loan balance increased $19.1 million, or 5.2%, and the average yield decreased from 8.33% in 2001 to 7.55% in 2002. Interest on securities increased 4.3% in 2002 from 2001. The average balance of the securities portfolio increased $45.7 million, or 25.2%, from 2001, while the tax equivalent yield decreased from 6.43% to 5.34%.

Interest expense decreased 24.3% in 2002 compared to 2001. Average interest-bearing liabilities increased $52.7 million, or 10.2%, during 2002, while the cost decreased from 4.42% in 2001 to 3.04% in 2002. The volume growth in average interest-bearing liabilities was due to a 27.5% increase in NOW and money market accounts, a 30.1% increase in savings deposits, and a 21.6% increase in additional long-term borrowing from the FHLB. All categories showed a decrease in cost in 2002 compared to 2001. Average tax equivalent net interest margin increased from 3.54% in 2001 to 3.85% in 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $3.9 million in 2003, an increase of $1.8 million from the provision of $2.1 million recorded in 2002, which was an increase from $1.5 million in 2001. The higher provision for loan losses for 2003 was attributable to two factors. First, net charge-offs were $3.1 million in 2003, compared to $1.9 million in 2002 and $2.1 million in 2001. Secondly, management reevaluated the estimated net realizable values of watch loans considering the higher charge-offs and continued weakness in local market areas.

Net charge-offs increased in 2003 with increased bankruptcies, foreclosures and change in economic conditions. Additionally, the net realized value of collateral securing problem loans was less than originally estimated. As a result, during the year management reappraised collateral securing loans, updated estimated recovery rates, and used a third party loan specialist to assist in identifying other potential loan weaknesses. Because of this, management charged-off or charged-down problem loans and increased the loan loss provision based upon evaluation of the loan portfolio and potential weaknesses of specific loans incorporating the updated estimates. The allowance for loan losses as a percent of total loans at December 31 was 1.18% in 2003, 1.04% in 2002, and 1.00% in 2001.

NON-INTEREST INCOME

Table 2 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $8.5 million in 2003, $ 8.5 million in 2002, and $7.7 million in 2001. Trust income decreased 6.8% in 2003 and 20.7 % in 2002, which was a function of the decline in market value of funds under management. At December 31 the market value of total assets in the Trust Department was approximately $213.7 million in 2003, compared to $192 million in 2002 and $218 million in 2001. Service charges and fees have increased over the last three years due to increased charges and growth in the number of accounts. In 2002, the Company also introduced the Overdraft Protector program that aids customers by paying more and returning fewer overdraft checks. Standard fees still apply. ATM network fees generated were $435,000 in 2003, $578,000 in 2002, and $804,000 in 2001. The decrease is a result of increased competition in the ATM network business and the Company having fewer machines installed. At the end of 2003, there were forty-seven machines installed in three states compared to sixty-five machines installed at the end of 2002 and eighty-two at the end of 2001. Insurance agency commission income has increased from $1,689,000 in 2001, to $2,355,000 in 2002, and $2,519,000 in 2003. In the second quarter of 2001, the Company acquired two insurance agencies, and their commission income is included in the results of operations since that time. The Company acquired another agency in March 2002, and its commission income is included in the 2002 results of operations since that time. Bank owned life insurance (“BOLI”) income decreased to $531,000 in 2003 compared to $787,000 in 2002 due to a death benefit claim in 2002. During 2003, other income decreased to $798,000 from $1,025,000 in 2002 primarily due to reimbursement of self-insured insurance claims in 2002.

TABLE 2 - NON-INTEREST INCOME

(in thousands)

				Percent Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Trust	$863	$926	$1,167	(6.80)%	(20.65)%
Service charges on deposits	3,104	2,589	1,961	19.89	32.02
Other service charges	233	265	310	(12.08)	(14.52)
ATM network fees	435	578	804	(24.74)	(28.11)
Insurance agency commissions	2,519	2,355	1,689	6.96	39.43
Income from BOLI	531	787	632	(32.53)	24.53
Other	798	1,025	1,164	(22.13)	(11.94)

Total	$8,483	$8,525	$7,727	(.49)%	10.33%

Gain on sales of securities totaled $915,000 in 2003, compared to $420,000 in 2002. Proceeds from the sale of securities totaled $42.5 million in 2003, compared to $27.5 million in 2002.

NON-INTEREST EXPENSE

Table 3 details the components of non-interest expense and the percentage change from the two previous years. Total non-interest expense has increased from $18.1 million in 2001, to $22.0 million in 2002, and $22.4 million in 2003.

Salaries and benefits expense, which is the largest component of non-interest expense, decreased to $11.0 million in 2003 from $11.5 million in 2002. This is primarily due to elimination of officer bonuses in 2003, offset by an increase in health care costs and other retirement expenses. Salaries and benefits expense increased to $11.5 million in 2002 from $9.0 million in 2001 due primarily to three new branches opened during 2001 being open the entire year in 2002, the acquisition of the Sabina Bank in December 2001, and the three insurance agencies acquired since the second quarter of 2001. In addition to the salaries, officer bonus expense increased due to exceeding performance related goals, health care costs increased with the increase in personnel, and a supplemental executive retirement plan was started in 2002. The average number of full-time equivalent employees was 269 in 2003, 269 in 2002, and 236 in 2001.

The operations center which opened in April 2003 contributed to the 12.8% increase in occupancy from 2002 to 2003. The three new branches opened during 2001 and the Sabina Bank acquisition also contributed to equipment expense increasing 6.0% and occupancy expense increasing 12.1% from 2001 to 2002. Professional fees increased 30.0% from 2002 to 2003, primarily due to legal fees associated with loan collection efforts and third party loan review. Amortization of intangibles is the amortization of the core deposit intangible associated with the Sabina Bank acquisition in 2001.

Other noninterest expenses increased 18.8% to $3.0 million in 2003 primarily due to $704,000 in reorganization expenses. On October 3, 2003, the Company announced it was undertaking several initiatives designed to lower the Company’s non-interest expense by closing three of its banking offices and reducing its workforce. As of January 31, 2004, the three branch facilities were closed.

TABLE 3 - NON-INTEREST EXPENSE

(in thousands)

				Percent Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Salaries	$8,810	$9,627	$7,766	(8.49)%	23.96%
Benefits	2,182	1,885	1,240	15.76	52.02
Occupancy	1,321	1,171	1,045	12.81	12.06
Equipment	2,627	2,748	2,592	(4.40)	6.02
Data processing	324	269	170	20.45	58.24
Professional fees	1,665	1,281	1,342	29.98	(4.55)
Marketing	577	785	532	(26.50)	47.56
Printing and office supplies	446	547	495	(18.46)	10.51
State franchise tax	720	552	569	30.43	(2.99)
Amortization of intangibles	712	616	0	15.58	0.00
Other	3,015	2,539	2,387	18.75	6.37

Total	$22,399	$22,020	$18,138	1.72%	21.40%

INCOME TAXES

The effective tax rates were 10.0% for 2003, 17.6% for 2002, and 19.7% for 2001. The effective tax rate being lower than the statutory rate was primarily due to tax-exempt municipal bond interest income and BOLI income.

FINANCIAL CONDITION

ASSETS

Average total assets increased 1.1% during 2003 to $684.6 million. Average interest-earning assets increased 2.0%, and were 93% of total average assets, slightly more than the 92% for 2002 and equivalent to the 93% for 2001.

SECURITIES

The majority of the increases in the securities portfolio from 2001 to 2002 were the result of purchases of U.S. agency callable bonds and U.S. agency mortgage-backed securities with original projected average lives of three to seven years. The securities portfolio average balance decreased from $227.6 million in 2002 to $226.3 in 2003 due to accelerated prepayments on mortgage-related securities, called agency securities and reinvestment of cash flow in the loan portfolio.

Average securities as a percent of assets was 35.6% in 2003, 33.6% in 2002 and 29.8% in 2001. The securities portfolio at December 31, 2003 consisted of $153.1 million of securities available for sale and $38.7 million of securities that management intends to hold to maturity. The portfolio consisted primarily of fixed-rate securities with a projected average life using current rates of 2.7 years and an average tax-equivalent yield of 4.61%. Of the total securities portfolio, 32% consisted of U.S. agency bonds, 80% of which are callable, 44% consisted of fixed-rate mortgage-backed securities and 24% was long-term fixed-rate tax-exempt municipal securities. At December 31, 2003 the total securities portfolio had approximately $2.1 million market value appreciation.

LOANS

Average total loans as a percent of average assets was 58.4% in 2003, 56.9% in 2002, and 60.0% in 2001. Table 4 shows loans outstanding at period end by type of loan. The portfolio composition remained relatively consistent during the last three years. Commercial and industrial loans grew from $107.0 million in 2001 to $108.5 million in 2002, with a decline in 2003 to $89.6 million . Commercial and industrial loans as a percent of the total loan portfolio ranged from 22-28% during the five-year period ending 2003. Residential real estate loans increased $17.5 million in 2003 to $158.9 million. During 2003, the Company sold $2.0 million in residential real estate loans, compared to $4.8 million in 2002, maintaining shorter term real estate loans in its portfolio and originating a higher number of fixed and adjustable-rate loans for its portfolio. For interest rate risk management purposes, the Company currently sells, or holds for sale, the majority of fixed-rate residential real estate loans originated, while holding the adjustable-rate loans in the portfolio. The Company has experienced an increase in residential real estate lending and commercial lending, because of the movement of the Company into new markets, such as Clermont, Highland and Warren Counties. The Company continues to focus its commercial lending on small- to medium-sized companies with established track records in its market area.

Installment loans outstanding increased $13.5 million to $88.0 million in 2003 from $74.5 million at December 31, 2002. This increase occurred primarily in indirect automobile loans due to increased relationships within its dealer network. Installment loans increased to 21% of the portfolio at December 31, 2003 from 19% at December 31, 2002.

The Company has avoided concentration of lending in any one industry. As of December 31, 2003, the ratio of fixed-rate loans to total loans was 39%, of which 97% is expected to be received within five years based on projected cash flows that include expected prepayments (see Table 8).

TABLE 4 - LOAN PORTFOLIO

(in thousands)

At December 31,

	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial & industrial	$89,621	22%	$108,513	28%	$106,976	28%	$92,328	25%	$86,521	25%
Commercial real estate	46,695	11	35,461	9	36,411	10	42,694	11	37,833	11
Agricultural	22,841	6	20,857	6	19,076	5	18,256	5	18,343	5
Residential real estate	158,880	39	141,417	37	145,755	38	145,582	39	117,392	33
Installment	88,009	21	74,533	19	70,345	18	71,414	19	87,996	25
Other	4,011	1	4,247	1	3,883	1	3,209	1	2,069	1
Deferred net origination costs	(322)	0	(357)	0	268	0	618	0	801	0

Total	$409,735	100%	$384,671	100%	$382,714	100%	$374,101	100%	$350,955	100%

ALLOWANCE FOR LOAN LOSSES

Table 5 shows selected information relating to the Company’s loan quality and allowance for loan losses. The allowance is maintained to absorb potential losses in the portfolio. Management’s determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb possible future loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

The allowance for loan losses was 1.18% of total loans as of December 31, 2003, compared to 1.04% at the end of 2002, and has ranged from .91% to 1.18% for the years 1999 through 2003 . Net charge-offs as a percentage of average loans increased to .77% for the year 2003, compared to .49% for the year 2002. Net charge-offs increased approximately $1.2 million during 2003, with the increase occurring primarily in commercial and industrial loans. The Company allocates the allowance for loan losses to specifically classified loans and generally based on three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

Non-accrual loans for the last five years are listed in Table 5. The amount of non-accrual loans was $5.6 million at year-end 2003, compared to $4.7 million at year-end 2002.

As of December 31, 2003 there were $3.7 million in twenty-four non-accrual small business relationships. The majority of this amount consisted of two relationships, one of which is $1.1 million in a nursing home business, which has been making monthly payments since January 2002 following the signing of a forbearance agreement. The second relationship amounts to $1.3 million on a commercial office complex.

Non–accrual residential real estate loans consisted of twenty-eight loans that total $1.5 million with the largest balance being $122,000. Non-accrual personal loans consisted of three loans totaling $50,000, and home equity credit lines consisted of seven loans totaling $271,000.

All loans are expected to be resolved through term payments or through liquidation of collateral in the normal course of business.

TABLE 5 - ASSET QUALITY

(in thousands)

	2003	2002	2001	2000	1999
Allowance for loan losses	$4,830	$4,010	$3,810	$3,802	$3,222
Provision for loan losses	3,919	2,100	1,500	2,199	1,400
Net charge-offs	3,099	1,900	2,114	1,619	819

Non-accrual loans	$5,599	$4,734	$4,859	$4,098	$955
Loans 90 days or more past due	248	1,391	858	113	96
Renegotiated loans	0	0	0	0	0
Other real estate owned	637	226	143	67	80

Total non-performing assets	$6,484	$6,351	$5,860	$4,278	$1,131

RATIOS
Allowance to total loans	1.18%	1.04%	1.00%	1.02%	0.91%
Net charge-offs to average loans	.77	0.49	0.58	0.44	0.25
Non-performing assets to total loans and other real estate owned	1.58	1.65	1.53	1.14	0.32

OTHER ASSETS

In September 2000, $10 million was used to purchase Bank Owned Life Insurance with a cash surrender value that increases tax-free during future years at an adjustable rate. At December 31, 2003, the cash surrender value was $11.6 million. The Company also operates a network of cash dispenser machines located in convenience stores and supermarkets. There were 47 machines located in Ohio, Kentucky and Indiana at the end of 2003. The Company’s investment in this segment of business includes $1.3 million in equipment cost and an average of $2.6 million in cash to supply the machines. Due to changes in the market, the Company anticipates a reduced commitment to this business in the future. The Company charges a fee for withdrawals from anyone who does not have a transaction account with the Company. The Company recorded a net book income before taxes on this activity of $154,000 in 2003, compared to $84,000 in 2002, and $92,000 in 2001. The increased income in 2003 is largely due to decreased depreciation expense on fully depreciated machines.

In December 2001, the Company acquired the majority of the assets and assumed the deposit liabilities of Sabina Bank (a subsidiary of Premier Financial Bancorp, Inc.) located in Sabina, Ohio, for an aggregate cash purchase price of approximately $12.9 million. This business combination is being accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations”. In connection with the transaction, the Company acquired approximately $48 million in assets, consisting primarily of loans and investments, and assumed deposit liabilities approximating $42 million, and recorded intangible assets of $6.7 million. The intangible assets consisted of core deposit intangibles of $3.1 million, which is amortized over the expected life of the related core deposits, and goodwill of $3.6 million, which is not amortized in accordance with SFAS No. 141, but is tested annually for impairment. In 2003, no goodwill was expensed due to impairment of value.

DEPOSITS

Table 6 presents a summary of period end deposit balances. Interest-bearing NOW accounts have increased to 25% of deposits due to the introduction of a high yielding, high balance checking account early in 2000. Savings accounts continued to be 8-10% of deposits for the last five years. Money market accounts have remained at 12-13% the last three years. Certificates of deposit decreased to 31% of deposits by the end of 2003, as consumers are less willing to extend maturities in the current low interest rate environment. Certificates of $100,000 and over are primarily short-term public funds. Balances of such large certificates fluctuate depending on the Company’s pricing strategy and funding needs at any particular time and were down to 8% of total deposits in 2003. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company has not used brokers in the past to attract deposits, although competition from banks and other financial institutions has caused the Company to consider broker deposits as a viable alternative to other funding sources. The amount of deposits currently from outside the Company’s market area is not significant.

TABLE 6 – DEPOSITS

(in thousands)

At December 31,

	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$56,781	13%	$52,280	11%	$52,734	11%	$42,965	11%	$43,715	12%
NOW	110,429	25%	111,680	24%	103,905	22%	81,540	20%	67,027	18%
Savings	46,785	10%	41,853	9%	42,854	9%	32,628	8%	35,903	9%
Money market	60,084	13%	54,688	12%	59,990	13%	33,533	8%	42,780	11%
CD’s less than $100,000	141,089	31%	164,962	35%	174,599	36%	172,982	43%	150,281	40%
CD’s $100,000 and over	35,332	8%	42,633	9%	45,158	9%	43,040	10%	40,226	10%

Total	$450,500	100%	$468,096	100%	$479,240	100%	$406,688	100%	$379,932	100%

OTHER BORROWINGS

Periodically during the past five years the Company has purchased investment securities with funds borrowed from the FHLB. At December 31, 2003, the Bank had outstanding $124.5 million of total borrowings from the FHLB, $108.5 million of which consisted of eight fixed-rate notes with a weighted average rate of 4.91% and with maturities in 2005, 2008, 2010 and 2011. At the option of the FHLB, seven of these notes can be converted at certain dates to instruments that adjust quarterly at the three-month LIBOR rate. The note amount and nearest optional conversion dates at December 31, 2003, are: $86.5 million in 2004 and $12 million in 2006. These notes are subject to substantial prepayment penalties. The remaining $16.0 million consists of two fixed-rate monthly amortizing notes with a weighted average rate of 3.55% and with final maturities in 2006 and 2008.

During the second quarter of 2002, the Company participated in a securities sale commonly referred to as a “pooled trust preferred securities offering.” In that offering, the Company issued to a trust controlled by the Company $8.2 million in thirty-year debt securities at a rate of interest adjustable quarterly equal to the three-month LIBOR rate plus 3.45% (currently 5.24%), and the trust issued capital securities of $8.0 million to an unrelated party. The securities issued by the Company are classified as Tier 1 capital for regulatory purposes, and the interest is deductible for federal income tax purposes. The Company made a capital contribution of $8 million of these funds to the Bank to improve its regulatory capital ratios.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at December 31, 2003 and the periods the expected payments are due.

TABLE 7- CONTRACTUAL OBLIGATIONS

(In thousands)

December 31, 2003

			Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time Deposits	$176,422	$118,592	$45,690	$6,798	$5,342
Long-Term Debt	132,519	4,450	18,948	47,621	61,500
Capital Lease	—	—	—	—	—
Operating Lease	445	121	179	85	60
Fixed Purchase Obligation	224	224	—	—	—
Variable Purchase Obligation (a)	878	370	340	168	—
Other Long-Term Liabilities Reflected on the Balance Sheet	—	—	—	—	—

Total	$310,488	$123,757	$65,157	$54,672	$66,902

(a)	Variable purchase obligation includes service contracts based on variable pricing measures, such as number of accounts or items processed. Future obligations have been estimated based on recent activity and pricing.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2003, NB&T Financial Group, Inc. met all of its capital requirements with a total risk-based capital ratio of 14.57%, a Tier 1 risk-based capital ratio of 13.44%, and a Tier 1 leverage ratio of 8.61%.

LIQUIDITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at December 31, 2003, was 91.0%, compared to 82.2% at the same date in 2002. Loans to total assets were 61.6% at the end of 2003, compared to 56.9% at the same time last year. Management strives to keep this ratio below 70%. The securities portfolio is 79.8% available-for-sale securities that are readily marketable. Approximately 87% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The Bank will be required to restructure its pledged securities in order to comply with requirements for public fund deposits. This restructuring is anticipated to occur in the first half of 2004. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 92% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short- term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

The Company’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Company’s Board of Directors approves the guidelines established by ALCO. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored on a quarterly basis through ALCO meetings. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule (Table 7) quantifies the asset/liability static sensitivity as of December 31, 2003 for the Bank only. As shown, the Bank was asset sensitive for periods zero through one year and one- to five-years and liability sensitive within the over-five-year period. Asset sensitive means the Bank has more earning assets with the potential to change rate than interest-bearing liabilities. Conversely, liability sensitive means the Bank has more interest-bearing liabilities with the potential to change rate than earning assets. The cumulative gap as a percent of total assets through one year at the end of 2003 was a positive 2.8% compared to a positive 15.3% at the end of 2002. The balances of transaction type NOW and MMDA accounts are scheduled to run off over their expected lives. Although the entire balance of these deposits is subject to repricing or withdrawal in a relatively short period of time, they have been a stable base of retail core deposits for the Bank. Also, historically their sensitivity to changes in interest rates has been significantly less than some other deposits, such as certificates of deposit. However, considering today’s low interest rate environment, the future rate sensitivity of these deposits could be significantly different.

TABLE 8 – INTEREST RATE GAP ANALYSIS

(in thousands)

At December 31, 2003

	Total	0-3 Months	3-6 Months	6-12 Months	1-5 Years	5+ Years
Loans	$409,821	$97,601	$45,964	$70,244	$190,839	$5,173
Securities	199,679	14,729	12,816	11,085	134,320	26,729
Short-term funds & BOLI	14,060	2,429		11,631

Total Earning Assets	623,560	114,759	58,780	92,960	325,159	31,902

Savings, NOW & MMDA	217,297	93,790			73,029	50,478
Other time deposits	176,422	29,642	36,752	52,198	52,488	5,342
Short term borrowings	21,909	21,909
Long term debt	132,519	9,096	1,107	2,246	66,570	53,500

Total Interest Bearing Funds	548,147	154,437	37,859	54,444	192,087	109,320

Period gap	75,413	(39,678)	20,921	38,516	133,072	(77,418)
Cumulative gap		(39,678)	(18,757)	19,759	152,831	75,413
Gap as a percent of assets	11.34%	(5.97)%	(2.82)%	2.97%	22.98%	11.34%

In the Company’s simulation models, each asset and liability balance is projected over a one-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a quarterly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Company’s current one-year simulation models under stable rates indicate a decreasing yield on both interest-earning assets and, to a lesser extent, in the cost of interest-bearing liabilities. This position could have a slightly negative effect on projected net interest margin over the next twelve months.

Simulation models are also performed under an instantaneous parallel 300 basis point increase or decrease in interest rates. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as of December 31, 2003, the results of 300 basis points increase simulations are within those guidelines; however, the results of the 200 and 300 basis points decrease simulations exceeded those guidelines. Interest rates have declined to historically low levels. As a result, many of the Bank’s deposits are within 200 basis points of a zero interest rate floor, and the Bank’s inability to reduce rates below the zero floor could negatively impact the Bank’s future earnings and market value of equity.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the simulation modeling. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawals from certificates of deposit may deviate significantly from those assumed in making the risk calculations. The Company’s rate shock simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Company has been able to alter the mix of short- and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Company has been able to maintain a flow of net interest income less volatile than the rate shock simulation models predicted. Table 8 provides information about the Company’s market sensitive financial instruments other than cash and cash equivalents, FHLB and Federal Reserve Bank stock, and demand deposit accounts as of December 31, 2003. The information presented is based on repricing opportunities and projected cash flows that include expected prepayment speeds and likely call dates.

TABLE 9 – FINANCIAL INSTRUMENTS MARKET RISK

(in thousands)

At December 31, 2003

	2004	2005	2006	2007	2008	Over 5 Years	Total	Value
Fixed-rate loans	$76,811	$37,780	$22,161	$11,891	$5,505	$5,014	$159,162	$161,751
Average interest rate	7.18%	7.24%	7.14%	7.20%	7.27%	7.82%
Adjustable-rate loans	136,666	45,360	33,672	19,733	14,736	491	250,659	248,536
Average interest rate	5.39	6.02	5.66	5.82	5.57	5.92
Securities	38,631	32,626	41,964	32,276	27,454	18,852	191,801	193,180
Average interest rate	3.92	3.68	3.67	4.03	5.05	4.53

Savings, NOW & MMDA	217,297	—	—	—	—	—	217,297	217,297
Average interest rate	0.32	—	—	—	—	—
Time deposits	119,750	35,223	9,314	4,702	2,096	5,337	176,422	182,200
Average interest rate	2.26	2.73	3.15	3.62	3.67	3.89
Short term borrowings	21,909	—	—	—	—	—	21,909	21,909
Average interest rate	0.91	—	—	—	—	—
Long term debt	12,450	14,620	4,328	2,091	45,531	53,500	132,519	142,481
Average interest rate	3.76	2.62	3.68	2.57	5.30	5.08

IMPACT OF INFLATION AND CHANGING PRICES

The majority of a financial institution’s assets and liabilities are monetary in nature. Changes in interest rates affect the financial condition of a financial institution to a greater degree than inflation. Although interest rates are determined in large measure by changes in the general level of inflation, they do not change at the same rate or in the same magnitude, but rather react in correlation to changes in expected rate of inflation and to changes in monetary and fiscal policy. The Company’s ability to react to changes in interest rates has a significant impact on financial results. As discussed previously, management attempts to control interest rate sensitivity in order to protect against wide interest rate fluctuations.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

EFFECT OF RECENT ACCOUNTING STANDARDS

The FASB issued Interpretation No. 46 (Revised 2003) “Consolidation of Variable Interest Entities, “ (FIN 46-R) in December 2003. FIN 46-R requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. The Company, through NB&T Statutory Trust I (“Trust I”), has issued $8.0 million in trust preferred securities. The Company has not determined if Trust I meets the definition of a variable interest entity and is waiting further accounting and regulatory guidance. Should deconsolidation be required, the Company believes there will be no material impact to the results of operations, capital or liquidity as a result of applying the provisions of FIN 46-R.

The capital securities held by Trust I qualify as Tier I capital for the Company under the Federal Reserve Board’s regulatory framework. The Federal Reserve Board is currently evaluating whether the capital securities will continue to qualify as Tier I capital if deconsolidation of the related trust preferred entities is required. If the Federal Reserve Board disqualifies the capital securities as Tier I capital, the effect of such a change could have a material impact on the Company’s regulatory capital ratios.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See “Market Risk Management” in Item 7, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

- I N D E X-

PAGE

INDEPENDENT ACCOUNTANTS’ REPORTS	28 - 29

FINANCIAL STATEMENTS

Consolidated Balance Sheets	30

Consolidated Statements of Income	31 - 32

Consolidated Statements of Shareholders’ Equity	33

Consolidated Statements of Cash Flows	34 - 35

Notes to Consolidated Financial Statements	36 - 59

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of NB&T Financial Group, Inc. for the year ended December 31, 2001 were audited by other auditors whose opinion dated February 5, 2002 was unqualified.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NB&T Financial Group, Inc. as of December 31, 2003, and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

February 6, 2004

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors

NB&T Financial Group, Inc. and Subsidiaries

Wilmington, Ohio

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2001, of NB&T Financial Group, Inc. and subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows for the year ended December 31, 2001, of NB&T Financial Group, Inc. and subsidiaries in conformity with U.S. generally accepted accounting principles.

/s/ J.D. CLOUD & CO. L.L.P.

Certified Public Accountants

Cincinnati, Ohio

February 5, 2002

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2003 and 2002

(Dollars in Thousands)

	2003	2002
Assets
Cash and due from banks	$19,789	$18,819
Interest-bearing demand deposits	65	10
Federal funds sold	2,364	6,988

Cash and cash equivalents	22,218	25,817

Available-for-sale securities	153,121	168,600
Held-to-maturity securities	38,681	44,490
Loans held for sale	86	—
Loans, net of allowance for loan losses of $4,830 and $4,010 at December 31, 2003 and 2002	404,905	380,661
Premises and equipment	14,057	14,832
Federal Reserve and Federal Home Loan Bank stock	7,877	7,598
Interest receivable	3,492	4,113
Goodwill	3,625	3,625
Core deposits and other intangibles	3,414	3,959
Other	13,452	11,115

Total assets	$664,928	$664,810

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$56,781	$52,280
Savings, NOW and money market	217,297	208,221
Time	176,422	207,595

Total deposits	450,500	468,096

Short-term borrowings	21,909	19,240
Long-term debt	132,519	116,446
Interest payable and other liabilities	3,304	3,724

Total liabilities	608,232	607,506

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	9,692	9,270
Retained earnings	52,883	51,792
Unearned employee stock ownership plan (ESOP) shares	(1,506)	(1,703)
Accumulated other comprehensive income	477	2,064
Treasury stock, at cost
Common; 2003 – 596,667 shares, 2002 – 596,418 shares	(5,850)	(5,119)

Total stockholders’ equity	56,696	57,304

Total liabilities and stockholders’ equity	$664,928	$664,810

See Notes to Consolidated Financial Statements

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands, except per share amounts)

	2003	2002	2001
Interest and Dividend Income
Loans	$26,408	$29,002	$30,508
Securities
Taxable	5,515	8,178	7,627
Tax-exempt	2,488	2,713	2,708
Federal funds sold	104	157	706
Dividends on Federal Home Loan and Federal Reserve Bank stock	323	336	433
Deposits with financial institutions	3	14	11

Total interest and dividend income	34,841	40,400	41,993

Interest Expense
Deposits	6,859	11,028	16,651
Short-term borrowings	198	338	1,287
Long-term debt	6,306	5,937	4,911

Total interest expense	13,363	17,303	22,849

Net Interest Income	21,478	23,097	19,144
Provision for Loan Losses	3,919	2,100	1,500

Net Interest Income After Provision for Loan Losses	17,559	20,997	17,644

Noninterest Income
Trust income	863	926	1,167
Service charges on deposits	3,104	2,589	1,961
Other service charges and fees	233	265	310
ATM network fees	435	578	804
Insurance agency commissions	2,519	2,355	1,689
Net realized gains on sales of available-for-sale securities	915	420	260
Income from bank owned life insurance	531	787	632
Other	798	1,025	1,164

Total noninterest income	9,398	8,945	7,987

See Notes to Consolidated Financial Statements

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands, except per share amounts)

Noninterest Expense
Salaries and employee benefits	$10,992	$11,512	$9,006
Net occupancy expense	1,321	1,171	1,045
Equipment expense	2,627	2,748	2,592
Data processing fees	324	269	170
Professional fees	1,665	1,281	1,342
Marketing expense	577	785	532
Printing and office supplies	446	547	495
State franchise tax	720	552	569
Amortization of intangibles	712	616	—
Other	3,015	2,539	2,387

Total noninterest expense	22,399	22,020	18,138

Income Before Income Tax	4,558	7,922	7,493
Provision for Income Taxes	454	1,391	1,476

Net Income	$4,104	$6,531	$6,017

Basic Earnings Per Share	$1.31	$2.11	$1.91

Diluted Earnings Per Share	$1.30	$2.10	$1.90

See Notes to Consolidated Financial Statements

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2001 As Previously Reported	$1,000	$8,128	$45,002	$(299)	$223	$(4,312)	$49,742
Reclassification of Equity from ESOP Shares	—	—	(260)	—	—	—	(260)

Balance, January 1, 2001 As Adjusted	$1,000	$8,128	$44,742	$(299)	$223	$(4,312)	$49,482
Comprehensive income
Net income			6,017				6,017
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(368)		(368)

Total comprehensive income							5,649

Dividends on common stock, $.84 per share			(2,650)				(2,650)
Purchase of stock (83,632 shares)			(739)			(934)	(1,673)
Stock options exercised		9	21				30
Shares sold to ESOP		955	718	(1,673)
ESOP shares earned	—	37		101	—	—	138

Balance, December 31, 2001	1,000	9,129	48,109	(1,871)	(145)	(5,246)	50,976
Comprehensive income
Net income			6,531				6,531
Change in unrealized (loss) on securities available for sale, net of reclassification adjustment and tax effect					2,209		2,209

Total comprehensive income							8,740

Dividends on common stock, $.92 per share			(2,848)				(2,848)
Sale of stock to ESOP (5,728 shares)		83				49	132
Stock options exercised		30				78	108
ESOP shares earned	—	28	—	168	—	—	196

Balance, December 31, 2002	1,000	9,270	51,792	(1,703)	2,064	(5,119)	57,304
Comprehensive income
Net income			4,104				4,104
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(1,587)		(1,587)

Total comprehensive income							2,517

Dividends on common stock, $.96 per share			(3,013)				(3,013)
Purchase of Stock (45,245 shares)						(1,138)	(1,138)
Tax benefit on stock options exercised		172					172
Stock options exercised		186				407	593
ESOP shares earned	—	64	—	197	—	—	261

Balance, December 31, 2003	$1,000	$9,692	$52,883	$(1,506)	$477	$(5,850)	$56,696

See Notes to Consolidated Financial Statements

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	2003	2002	2001
Operating Activities
Net income	$4,104	$6,531	$6,017
Items not requiring (providing) cash
Depreciation and amortization	2,491	1,855	1,702
Provision for loan losses	3,919	2,100	1,500
Amortization of premiums and discounts on securities	1,910	946	449
ESOP shares earned	261	196	138
Deferred income taxes	(620)	(440)	371
Proceeds from sale of loans held for sale	1,954	4,791	9,110
Originations of loans held for sale	(1,980)	(3,856)	(9,611)
Gain from sale of loans	(60)	(143)	(166)
Net realized (gains) losses on available-for-sale securities	(915)	(420)	(260)
FHLB stock dividends	(279)	(309)	(412)
Changes in
Interest receivable	621	861	254
Other assets	(892)	1,189	(1,075)
Interest payable and other liabilities	(420)	(1,029)	960

Net cash provided by operating activities	10,094	12,272	8,977

Investing Activities
Purchases of available-for-sale securities	(146,732)	(159,328)	(170,525)
Proceeds from maturities of available-for-sale securities	116,295	137,539	99,913
Proceeds from the sales of available-for-sale securities	42,509	27,520	12,452
Proceeds from maturities of held-to-maturity securities	5,815	—	—
Purchases of Federal Reserve Bank stock	—	(375)	—
Proceeds from loan sales	—	—	8,950
Net change in loans	(28,163)	(2,801)	11,349
Purchase of premises and equipment	(1,005)	(2,482)	(2,739)
Acquisitions of bank and insurance agencies	—	—	(2,300)

Net cash provided (used) in investing activities	(11,281)	73	(42,900)

See Notes to Consolidated Financial Statements

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	2003	2002	2001
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$13,577	$1,018	$43,575
Net increase (decrease) in certificates of deposit	(31,173)	(12,162)	(12,797)
Net decrease in short-term borrowings	2,669	(2,815)	(18,093)
Proceeds from long-term debt	20,000	8,000	34,522
Repayment of long-term debt	(3,927)	(6,398)	—
Proceeds from stock options exercised	593	108	24
Sale (purchase) of treasury stock	(1,138)	132	(1,673)
Dividends paid	(3,013)	(2,848)	(2,593)

Net cash provided by (used in) financing activities	(2,412)	(14,965)	42,965

Increase (Decrease) in Cash and Cash Equivalents	(3,599)	(2,620)	9,042
Cash and Cash Equivalents, Beginning of Year	25,817	28,437	19,395

Cash and Cash Equivalents, End of Year	$22,218	$25,817	$28,437

Supplemental Cash Flows Information
Interest paid	$13,474	$17,705	$23,037
Income taxes paid (net of refunds)	1,043	1,977	1,060

See Notes to Consolidated Financial Statements

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”) and NB&T Statutory Trust I (“Trust I”). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Adams, Auglaize, Brown, Clermont, Clinton, Fayette, Hardin, Highland, and Warren counties in Ohio. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“Agency”). The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

Stock Options

At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (thousands, except per share amounts):

	Year Ended December 31
	2003	2002	2001
Net income, as reported	$4,104	$6,531	$6,017
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(75)	(71)	(82)

Pro forma net income	$4,029	$6,460	$5,935

Earnings per share:
Basic – as reported	$1.31	$2.11	$1.91

Basic – pro forma	$1.29	$2.09	$1.88

Diluted – as reported	$1.30	$2.10	$1.90

Diluted – pro forma	$1.28	$2.07	$1.88

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares which have not vested have been excluded from the computation of average shares outstanding.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2003 was $7,032,000.

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2003:
U.S. government agencies	$60,502	$239	$308	$60,433
Mortgage-backed securities	84,076	1,022	537	84,561
State and political subdivision	7,810	307	—	8,117
Other securities	10	—	—	10

	$152,398	$1,568	$845	$153,121

December 31, 2002:
U.S. government agencies	$44,315	$339	$—	$44,654
Mortgage-backed securities	104,572	2,531	3	107,100
State and political subdivision	8,576	265	—	8,841
Other securities	8,010	8	13	8,005

	$165,473	$3,143	$16	$168,600

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-Maturity Securities:
December 31, 2003:
State and political subdivisions	$38,681	$1,398	$20	$40,059

December 31, 2002:
State and political subdivisions	$44,490	$1,216	$76	$45,630

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2003, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$38,981	$38,852	$—	$—
One to five years	22,521	22,598	100	110
Five to ten years	—	—	—	—
After ten years	6,810	7,100	38,581	39,949

	68,312	68,550	38,681	40,059
Mortgage-backed securities	84,076	84,561	—	—
Other asset-backed securities	10	10	—	—

Totals	$152,398	$153,121	$38,681	$40,059

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $144,878,000 at December 31, 2003, and $132,495,000 at December 31, 2002.

The book value of securities sold under agreements to repurchase amounted to $26,865,000 and $19,360,000 at December 31, 2003 and 2002, respectively.

Gross gains of $915,000, $420,000 and $260,000 and gross losses of $0, $0 and $0 resulting from sales of available-for-sale securities were realized for 2003, 2002 and 2001, respectively. The tax expense for net gains on securities transactions for 2003, 2002 and 2001 was $311,000, $143,000 and $88,000 respectively.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time, that individual securities have been in a continuous unrealized loss position at December 31, 2003. Management believes the declines in fair value of these securities are temporary.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries & U.S. Agency Notes	$27,769	$309	$0	$0	$27,769	$309
U.S. Agency mortgage-backed securities	4,648	50	0	0	4,648	50
Other mortgage-backed securities	29,198	486	0	0	29,198	486
Municipals	0	0	0	0	0	0
Other securities	0	0	0	0	0	0

Total securities available for sale	61,615	845	0	0	61,615	845

Total securities held to maturity: Municipals	1,994	14	337	6	2,331	20

Total Securities	$63,609	$859	$337	$6	$63,946	$865

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2003	2002
Commercial and industrial	$89,621	$108,513
Agricultural	22,841	20,857
Real estate construction	11,296	7,282
Commercial real estate	35,399	28,179
Residential real estate	158,880	141,417
Consumer	88,009	74,533
Other	4,011	4,247

Total loans	410,057	385,028
Less
Net deferred loan fees, premiums and discounts	(322)	(357)
Allowance for loan losses	(4,830)	(4,010)

Net loans	$404,905	$380,661

Activity in the allowance for loan losses was as follows (thousands):

	2003	2002	2001
Balance, beginning of year	$4,010	$3,810	$3,802
Provision charged to expense	3,919	2,100	1,500
Amounts assumed in acquisition	—	—	622
Losses charged off, net of recoveries of $523,000 in 2003, $285,000 in 2002 and $232,000 in 2001	(3,099)	(1,900)	(2,114)

Balance, end of year	$4,830	$4,010	$3,810

Impaired loans totaled $3,827,000 and $4,214,000 at December 31, 2003 and 2002, respectively. An allowance for loan losses of $1,537,000 and $1,542,000 relates to impaired loans of $3,182,000 and $4,196,000, at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, impaired loans of $645,000 and $18,000 had no related allowance for loan losses.

Interest of $5,000 and $104,000 was recognized on average impaired loans of $4,250,000 and $4,406,000 for 2003 and 2002. Interest of $98,000 and $133,000 was recognized on impaired loans on a cash basis during 2003 and 2002.

At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled $248,000 and $1,391,000, respectively. Non-accruing loans at December 31, 2003 and 2002 were $5,599,000 and $4,734,000, respectively.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows (thousands):

	2003	2002
Land	$1,880	$1,880
Buildings and improvements	12,851	11,571
Leasehold improvements	476	482
Construction in progress	—	1,303
Equipment	9,952	9,236

	$25,159	24,472
Less accumulated depreciation and amortization	(11,102)	(9,640)

Net premises and equipment	$14,057	$14,832

Note 6: Goodwill

During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. There was no material impact of the adoption on the financial statements.

Note 7: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2002 and 2001, were (thousands):

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits	$3,051	$(1,098)	$3,051	$(514)
Other	1,690	(229)	1,524	(102)

	$4,741	$(1,327)	$4,575	$(616)

Amortization expense for the years ended December 31, 2003 and 2002, was $712,000 and $616,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2004	$667
2005	590
2006	509
2007	426
2008	283

Note 8: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $35,332,000 on December 31, 2003, and $42,633,000 on December 31, 2002.

At December 31, 2003, the scheduled maturities of time deposits are as follows (thousands):

2004	$118,592
2005	36,376
2006	9,314
2007	4,702
2008	2,096
Thereafter	5,342

$176,422

Note 9: Short-Term Borrowings

Short-term borrowings included the following (thousands):

	2003	2002
Securities sold under repurchase agreements	$21,108	$17,188
U. S. Treasury demand notes	801	2,052

Total short-term borrowings	$21,909	$19,240

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. agency notes and such collateral is held by the Federal Reserve Bank. The maximum amount of outstanding agreements at any month end during 2003 and 2002 totaled $32,416,000 and $30,145,000 and the daily average of such agreements totaled $23,886,000 and $23,445,000. The agreements at December 31, 2003, mature daily.

The Bank has an unused letter of credit with the Federal Home Loan Bank in the amount of $15,000,000 expiring March 31, 2004.

Note 10: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2003	2002
Federal Home Loan Bank Advances	$124,519	$108,338
Capital securities	8,000	8,000
ESOP Trust debt guarantee	—	108

Total	$132,519	$116,446

The Federal Home Loan Bank advances are secured by mortgage loans and investment securities totaling $189,246,000 at December 31, 2003. Advances, at interest rates from 4.67 to 6.26 percent, are subject to restrictions or penalties in the event of prepayment.

On June 26, 2002, NB&T Statutory Trust I (“Trust I”), a wholly owned subsidiary of the Corporation, closed a pooled private offering of 8,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust I are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of Trust I under the Capital Securities. Distributions on the Capital Securities are payable quarterly at the annual rate of 3.45% over the 3 month LIBOR and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.

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

Aggregate annual maturities of Federal Home Loan Bank Advances at December 31, 2003, are (thousands):

Debt
2004	$4,450
2005	14,620
2006	4,328
2007	2,091
2008	45,530
Thereafter	53,500

$124,519

Note 11: Income Taxes

The provision for income taxes includes these components (thousands):

	2003	2002	2001
Taxes currently payable	$1,074	$1,831	$1,105
Deferred income taxes	(620)	(440)	371

Income tax expense	$454	$1,391	$1,476

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below (thousands):

	2003	2002	2001
Computed at the statutory rate (34%)	$1,550	$2,693	$2,547
Increase (decrease) resulting from
Tax exempt interest	(788)	(847)	(809)
ESOP dividend	(141)	(142)	—
Bank owned life insurance	(180)	(267)	(217)
Other	13	(46)	(45)

Actual tax expense	$454	$1,391	$1,476

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2003	2002
Deferred tax assets
Intangible asset amortization	$20	$—
Allowance for loan losses	1,463	1,171
Accruals not currently deductible	401	64
AMT credit carry forward	225	—

	$2,109	$1,235

Deferred tax liabilities
Depreciation	(360)	(192)
FHLB stock dividends	(919)	(824)
Intangible asset amortization	—	(9)
Unrealized gains on available-for-sale securities	(246)	(1,063)

	(1,525)	(2,088)

Net deferred tax asset (liability)	$584	$(853)

Note 12: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	2003	2002	2001
Unrealized gains (losses) on securities available for sale	$(1,490)	$3,767	$(298)
Reclassification for realized amount included in income	915	420	260

Other comprehensive income (loss), before tax effect	(2,405)	3,347	(558)
Tax expense (benefit)	(818)	1,138	(190)

Other comprehensive income (loss)	$(1,587)	$2,209	$(368)

Note 13: Regulatory Matters

The Company and the subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized, the Company must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The Company and subsidiary bank’s actual capital amounts and ratios are also presented in the following table (thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2003
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$62,010	14.57%	$34,050	8.0%	$		NA
Bank	55,692	13.10	34,010	8.0		42,513	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	57,180	13.44	17,018	4.0			NA
Bank	50,862	11.97	17,005	4.0		25,508	6.0

Tier I Capital (to Average Assets)
Consolidated	57,180	8.61	26,562	4.0			NA
Bank	50,862	7.66	26,562	4.0		33,971	5.0

As of December 31, 2002
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$59,915	14.66%	$32,700	8.0%	$		N/A
Bank	52,617	12.87	32,700	8.0		40,875	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	55,905	13.68	16,350	4.0			N/A
Bank	48,607	11.89	16,350	4.0		24,525	6.0

Tier I Capital (to Average Assets)
Consolidated	55,905	8.48	26,373	4.0			N/A
Bank	48,607	7.37	26,373	4.0		32,967	5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2003, approximately $213,000 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 14: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2003	2002
Balance, January 1	$4,093	$2,988
New loans	2,492	2,391
Payments	(3,095)	(708)
Other changes	—	(578)

Balance, December 31	$3,490	$4,093

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Deposits from related parties held by the Bank at December 31, 2003 and 2002 totaled $656,000 and $899,000 respectively.

Note 15: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2003, 2002 and 2001 were $139,000, $148,000 and $108,000, respectively.

Also, the Bank has a deferred compensation agreement with certain active and retired officers. The agreement provides level monthly or annual payments ranging from four to twenty years after retirement. The charge to expense for the agreement was $283,000 for 2003 and $167,000 for 2002. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.1% discount factor.

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings and borrowings from the Company. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with Statement of Position 93-6, with the exception of shares acquired in 1986. Accordingly, the external debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense for ESOP shares acquired in 1986 is equal to the principal repaid on the related borrowing plus any additional cash contributions.

ESOP compensation expense was $261,000, $201,000 and $129,000 for years 2003, 2002 and 2001, respectively. The ESOP shares as of December 31 were as follows:

	2003		2002
	SOP 93-6 Shares	1986 Shares	SOP 93-6 Shares	1986 Shares
Allocated shares	28,546	510,201	22,717	510,542
Shares released for allocation	6,947	15,668	6,657	16,448
Unearned shares	76,355	-0-	83,302	15,668

Total ESOP shares	111,848	525,869	112,676	542,658

Fair value of unearned shares at December 31	$2,405,000		$1,895,000

During 2003, the Company’s stock began trading on the Nasdaq SmallCap Market. This eliminated the obligation of the Company at the beneficiary’s option to repurchase shares of the ESOP upon the beneficiary’s termination or retirement. This obligation previously reported as Equity from ESOP shares has been reclassified as Retained Earnings as of January 1, 2001.

Note 16: Stock Option Plan

The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 267,326 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years.

A summary of the status of the plan at December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	168,976	$18.95	141,476	$18.06	115,766	$18.20
Granted	20,500	24.50	36,500	20.71	30,000	17.25
Exercised	(44,996)	13.18	(9,000)	12.00	(2,520)	9.69
Expired	(32,400)	21.69	—		(1,770)	25.81

Outstanding, end of year	112,080	$21.52	168,976	$18.95	141,476	$18.06

Options exercisable, end of year	56,400	$21.15	82,956	$16.96	70,126	$15.37

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yields	3.97%	4.4%	3.0%
Volatility factors of expected market price of common stock	16.7%	17.0%	19.0%
Risk-free interest rates	2.0%	2.0%	6.5%
Expected life of options	9 years	9 years	9 years

Weighted-average fair value of options granted during the year	$2.27	$1.62	$4.45

The following table summarizes information about stock options under the plan outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$12.00 to $17.25	29,180	5.63 years	$15.94	18,380	$15.18

$20.50 to $23.25	40,500	7.25 years	21.51	20,100	22.08

$24.50 to $28.00	42,400	7.10 years	25.38	17,920	26.22

Note 17: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except per share amounts):

	2003	2002	2001
Basic earnings per share:
Net income	$4,104	$6,531	$6,017

Weighted average common shares outstanding	3,132,791	3,088,976	3,149,587
Basic earnings per share	$1.31	$2.11	$1.91

Diluted earnings per share:
Net income	$4,104	$6,531	$6,017

Weighted average common shares outstanding	3,132,791	3,088,976	3,149,587
Effect of dilutive securities – stock options	18,977	27,926	15,280

Average shares and dilutive potential common shares	3,151,768	3,116,902	3,164,867

Diluted earnings per share	$1.30	$2.10	$1.90

Options to purchase 7,100 shares of common stock at $28.00 per share were outstanding at December 31, 2003, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 51,700 shares of common stock at $21.375 to $28.00 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 54,700 shares of common stock at $24.77 per share were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 18: Business Acquisitions

On December 10, 2001, the Company acquired substantially all of the assets and all of the deposits of Sabina Bank. The results of Sabina Bank’s operations have been included in the consolidated financial statements since that date. Sabina Bank, located in Sabina, Ohio, was a subsidiary of Premier Financial Bancorp, Inc.

The aggregate cash purchase price was $12.9 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (thousands):

Cash and cash equivalents	$15,511
Loans	30,639
Premises and equipment	1,618
Core deposits	3,051
Goodwill	3,625
Other assets	324

Total assets acquired	54,768

Deposits	41,773
Long-term debt	—
Other liabilities	52

Total liabilities acquired	41,825

Net assets acquired	$12,943

The only significant intangible asset acquired, other than goodwill, was the core deposit base, which has a useful life of approximately eight years and is being amortized using an accelerated method. The $3,625,000 of goodwill was assigned entirely to the banking segment of the business and is deductible over 15 years for tax purposes.

The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of 2001.

Year Ended December 31 2001
Net interest income	$21,191
Net income	6,105
Per share - combined:
Basic net income	1.94
Diluted net income	1.93

Note 19: Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate. (thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$22,218	$22,218	$25,817	$25,817
Available-for-sale securities	153,121	153,121	168,600	168,600
Held-to-maturity securities	38,681	40,059	44,490	45,630
Loans including loans held for sale, net	404,991	405,457	380,661	386,686
Stock in FRB and FHLB	7,877	7,877	7,598	7,598
Cash surrender value of life insurance	11,631	11,631	11,100	11,100
Interest receivable	3,492	3,492	4,113	4,113
Financial liabilities
Deposits	450,500	413,237	468,096	471,113
Short-term borrowings	21,909	21,909	19,240	19,240
Long-term debt	132,519	142,481	116,446	124,288
Interest payable	802	802	912	912

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2003 and 2002. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2003 and 2002 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2003 and 2002, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 20: Commitments and Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2003 and 2002, the Bank had outstanding commitments to originate business loans aggregating approximately $4,771,000 and $2,170,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $793,000 and $164,000 at December 31, 2003 and 2002, respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $949,000 and $1,347,000, at December 31, 2003 and 2002, respectively, with terms ranging from 30 days to 4 years.

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

Total mortgage loans in the process of origination amounted to $1,328,000 and $398,000 and mortgage loans held for sale amounted to $86,000 and $0, at December 31, 2003 and 2002, respectively. Included in mortgage loans in the process of origination were commitments to originate loans at fixed rates of interest of $0 and $0 at December 31, 2003 and 2002, respectively.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2003, the Bank had granted unused lines of credit to borrowers aggregating approximately $37,206,000 and $20,258,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2003, unused lines of credit to borrowers aggregated approximately $18,037,000 for commercial lines and $19,169,000 for open-end consumer lines.

At December 31, 2003, the Bank had approximately $344,000 on deposit with US Bank. In addition, the Bank had $2,000,000 in Federal Funds sold invested at Citibank at December 31, 2003.

Note 21: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

Condensed Balance Sheets

	2003	2002
Assets
Cash and due from banks	$6,317	$7,513
Investment in common stock of banking subsidiary	58,126	57,995
Investment in nonbanking subsidiary	256	248
Other assets	260	370

Total assets	$64,959	$66,126

Liabilities
Long-term debt	$8,248	$8,356
Other liabilities	15	466

Total liabilities	8,263	8,822
Stockholders’ Equity	56,696	57,304

Total liabilities and stockholders’ equity	$64,959	$66,126

Condensed Statements of Income

	2003	2002	2001
Income
Dividends from banking subsidiary	$2,500	$8,000	$4,000
Other income	—	8	30

Total income	2,500	8,008	4,030

Expenses
Interest expense	390	215	23
Amortization of loan costs	9	4	—
Other expenses	35	4	39

Total expenses	434	223	62

Income Before Income Tax and Equity in Undistributed Income of Banking Subsidiary	2,066	7,785	3,968
Income Tax Expense (Benefit)	(312)	(251)	(15)

Income Before Equity in Undistributed Income of Banking Subsidiary	2,378	8,036	3,983
Equity in Undistributed Income of Banking Subsidiary	1,718	(1,505)	2,034
Equity in Undistributed Income of Nonbanking Subsidiary	8	—	—

Net Income	$4,104	$6,531	$6,017

Condensed Statements of Cash Flows

	2003	2002	2001
Operating Activities
Net income	$4,104	$6,531	$6,017
Items not requiring (providing) cash	(1,634)	1,150	(1,985)

Net cash provided by (used in) by operating activities	2,470	7,681	4,032

Investing Activities
Investment in banking subsidiary	—	(12,500)	—
Investment in nonbanking subsidiary	—	(248)	—
Purchases of securities available for sale	—	—	(5,992)
Proceeds from sale of securities available for sale	—	5,992	6,169

Net cash provided by (used in) investing activities	—	(6,756)	177

Financing Activities
Cash dividends paid	(3,013)	(2,848)	(2,594)
Proceeds from the issuance of subordinated debt	—	8,248	—
Repayment of long-term debt	(108)	(108)	—
Proceeds from stock options exercised	593	108	24
Sale/(Purchase) of treasury stock	(1,138)	132	(1,673)

Net cash provided by (used in) financing activities	(3,666)	5,532	(4,243)

Net Change in Cash and Cash Equivalents	(1,196)	6,457	(34)
Cash and Cash Equivalents at Beginning of Year	7,513	1,056	1,090

Cash and Cash Equivalents at End of Year	$6,317	$7,513	$1,056

Note 22: Selected Quarterly Data (Unaudited)

The following tables summarize selected quarterly results of operations for 2003 and 2002 (thousands, except per share amounts):

December 31, 2003	March	June	September	December
Interest and dividend income	$9,264	$8,938	$8,295	$8,344
Interest expense	3,647	3,532	3,173	3,011

Net interest income	5,617	5,406	5,122	5,333
Provision for loan losses	540	487	1,289	1,603

Net interest income after provision for loan losses	5,077	4,919	3,833	3,730
Noninterest income	2,595	2,648	2,111	2,044
Noninterest expense	5,686	5,515	5,132	6,066

Income before income tax	1,986	2,052	812	(292)
Income tax expense	349	461	2	(358)

Net income	$1,637	$1,591	$810	$66

Earnings per share
Basic	$0.52	$0.51	$0.26	$0.02
Diluted	0.52	0.50	0.26	0.02
Dividends per share	0.24	0.24	0.24	0.24

December 31, 2002	March	June	September	December
Interest and dividend income	$10,422	$10,387	$10,242	$9,348
Interest expense	4,785	4,343	4,267	3,908

Net interest income	5,637	6,044	5,975	5,440
Provision for loan losses	375	475	550	700

Net interest income after provision for loan losses	5,262	5,569	5,425	4,740
Noninterest income	1,945	2,292	2,142	2,566
Noninterest expense	5,250	5,523	5,356	5,890

Income before income tax	1,957	2,338	2,211	1,416
Income tax expense	418	439	484	50

Net income	$1,539	$1,899	$1,727	$1,366

Earnings per share
Basic	$0.50	$0.62	$0.56	$0.44
Diluted	0.49	0.61	0.55	0.44
Dividends per share	0.23	0.23	0.23	0.23

During the fourth quarter of 2003, the Company increased its provision for loan losses to $1.6 million based on charge-offs during the quarter and management’s evaluation of the allowance for loan losses. Non-interest expense also included $704,000 of reorganization costs associated with the closing of three branch facilities announced October 2003 and closed January 31, 2004.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report, that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information contained in the Proxy Statement under the captions “BOARD OF DIRECTORS,” “EXECUTIVE OFFICERS” and “SECTION (16)a BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.

The Board of Directors has determined that it does not have an “audit committee financial expert,” as defined in 17 C.F.R. Section 229.401(h). Although the Board is actively searching for such an individual to serve on its Board of Directors, it has not yet secured such a person.

The NB&T Financial Group, Inc. Code of Ethics is attached to this Form 10-K as Exhibit 14. Amendments to the Code of Ethics and waivers of the provisions of the Code of Ethics will be posted on the registrant’s web site at www.nbtdirect.com.

Item 11.	Executive Compensation.

The information contained in the Proxy Statement under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information contained in the Proxy Statement under the caption “VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information contained in the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Audit Fees

BKD billed NBTF $81,940 and $70,000 for professional services in connection with the audit of NBTF’s annual financial statements and the review of financial statements included in NBTF’s Forms 10-Q during 2003 and 2002.

Audit Related Fees

During 2003 and 2002, BKD billed NBTF $19,565 and $25,905 for assurance and related services reasonably related to the performance of the audit or review of NBTF’s financial statements and not included under “Audit Fees.”

Tax Fees

During 2003 and 2002, BKD billed NBTF $11,960 and $2,925 for tax compliance, tax planning and tax advice services, including preparation of tax returns.

All Other Fees

During 2003 and 2002, BKD performed no services for NBTF and the Bank other than the services discussed in “Audit Fees” or “Audit Related Fees” or “Tax Fees.”

The Audit Committee of NB&T Financial Group, Inc., pre-approves all services performed for it by its independent auditor, and in 2003, all audit and non-audit services provided by NB&T Financial Group, Inc.’s independent auditor were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements - See Index to Consolidated Financial Statements on page 27 of this Form 10-K.

(2) Financial Statement Schedules - None

(3) Exhibits - See Exhibit Index at page 63 of this Form 10-K.

(b) On October 2, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission regarding a press release announcing cost reduction initiatives including the closing of three facilities.

On October 23, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission regarding a third quarter earnings press release issued on or about that date.

On December 16, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission regarding a press release for a declared dividend of $0.24 per share payable January 23, 2004.

On January 22, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission regarding a fourth quarter earnings press release issued on or about that date.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc. Incorporated by reference to Definitive Proxy Statement filed on March 31, 2003, Exhibit A.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc. Incorporated by reference to Definitive Proxy Statement filed on March 31, 2003, Exhibit B.

10.1	InterCounty Bancshares, Inc. 1993 Stock Option Plan: Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 23, 1995, Exhibit 4(c).

10.2	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan: Incorporated by reference to the S-1, Exhibit 10.1.

10.3	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan: Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1.

10.4	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith: Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2.

10.5	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Charles L. Dehner: Incorporated by reference to Annual Report on Form 10-K for the Year Ended December 31, 2002, Exhibit 10.5.

14	NB&T Financial Group, Inc. Amended Code of Ethics

21	Subsidiaries of NB&T Financial Group, Inc.

23.1	Consent of Independent Accountants – BKD, LLP

23.2	Consent of Independent Accountants – JD Cloud & Co., LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

99.2	Proxy Statement for 2004 annual meeting of shareholders; incorporated by reference to definitive proxy statement to be filed on or before March 26, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/s/ Timothy L. Smith

March 16, 2004		Timothy L. Smith President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Craig F. Fortin	By	/s/ Timothy L. Smith

	Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		Timothy L. Smith President, Chief Executive Officer and a Director

Date March 16, 2004		Date March 16, 2004

By	/s/ Daniel A. DiBiasio	By	/s/ G. David Hawley

	Daniel A. DiBiasio Director		G. David Hawley Director

Date March 16, 2004		Date March 16, 2004

By	/s/ S. Craig Beam	By	/s/ Janet M. Williams

	S. Craig Beam Director		Janet M. Williams Director

Date March 16, 2004		Date March 16, 2004

By	/s/ Robert A. Raizk	By	/s/ Charles L. Dehner

	Robert A. Raizk Director		Charles L. Dehner Director

Date March 16, 2004

By	/s/ Darleen M. Myers

Darleen M. Myers Director

Date March 16, 2004