Form 10-Q
period 2004-03-31
NB&T FINANCIAL GROUP INC
filed 2004-05-13
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 30, 2004, 3,223,483 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2004 FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements:

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$16,232	$19,789
Interest-bearing demand deposits	482	65
Federal funds sold	6,926	2,364

Cash and cash equivalents	23,640	22,218

Securities - available-for-sale	155,811	153,121
Securities - held-to-maturity	38,176	38,681
Loans held for sale		86
Loans, net of allowance for loan losses of $ 4,740 and $4,830	409,031	404,905
Premises and equipment	13,945	14,057
Federal Reserve and Federal Home Loan Bank stock	7,948	7,877
Goodwill and other intangibles	6,878	7,039
Interest receivable and other assets	17,375	16,944

Total assets	$672,804	$664,928

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$56,124	$56,781
Savings, NOW and Money Market	223,847	217,297
Time	175,347	176,422

Total deposits	455,318	450,500

Short-term borrowings	24,525	21,909
Long-term debt	131,671	132,519
Interest payable and other liabilities	3,308	3,304

Total liabilities	614,822	608,232

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	9,736	9,692
Retained earnings	53,518	52,883
Unearned employee stock ownership plan (ESOP) shares	(1,463)	(1,506)
Accumulated other comprehensive income	1,029	477
Treasury stock; 595,467 and 596,667 shares at cost in 2004 and 2003	(5,838)	(5,850)

Total stockholders’ equity	57,982	56,696

Total liabilities and stockholders’ equity	$672,804	$664,928

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2004	2003
	(Unaudited)
Interest and Dividend Income
Loans	$6,258	$6,807
Securities-taxable	1,155	1,701
Securities-tax-exempt	595	667
Federal funds sold and other	29	32
Dividends on Federal Home Loan and Federal Reserve Bank stock	83	78

Total interest and dividend income	8,120	9,285

Interest Expense
Deposits	1,343	2,068
Short-term borrowings	48	53
Long-term debt	1,556	1,526

Total interest expense	2,947	3,647

Net Interest Income	5,173	5,638

Provision for Loan Losses	450	540

Net Interest Income After Provision for Loan Losses	4,723	5,098

Non-interest Income
Trust income	253	194
Service charges and fees	800	767
ATM network fees	81	113
Insurance agency commissions	664	651
Net gains on sales of securities available-for-sale	527	546
Other	294	338

Total non-interest income	2,619	2,609

Non-interest Expense
Salaries and employee benefits	2,847	3,056
Net occupancy expense	340	346
Equipment and data processing expense	723	705
Professional fees	349	363
Marketing expense	121	159
State franchise tax	195	178
Amortization of intangibles	160	174
Other	857	740

Total non-interest expense	5,592	5,721

Income Before Income Tax	1,750	1,986

Provision for Income Taxes	329	349

Net Income	$1,421	$1,637

Basic Earnings Per Share	$.45	$.52

Diluted Earnings Per Share	$.45	$.52

Dividends Declared Per Share	$.25	$.24

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
	(Unaudited)
Operating Activities
Net income	$1,421	$1,637
Items not requiring (providing) cash
Depreciation and amortization	646	611
Provision for loan losses	450	540
Amortization of premiums and discounts on securities	306	395
Net realized (gains) losses on available-for-sale securities	(527)	(546)
FHLB stock dividends	(71)	(67)
Net change in:
Loans held for sale	86	-0-
Other assets and liabilities	(45)	(332)

Net cash provided by (used in) operating activities	2,266	2,238

Investing Activities
Purchases of available-for-sale securities	(24,009)	(92,104)
Proceeds from sales of available-for-sale securities	6,814	18,921
Proceeds from maturities of available-for-sale securities	15,548	38,314
Proceeds from maturities of held-to-maturity securities	519	3,169
Net change in loans	(4,576)	(8,121)
Purchase of premises and equipment	(726)	(375)
Proceeds from sales of premises and equipment	0	56

Net cash (used in) investing activities	(6,430)	(40,140)

Financing Activities
Net change in:
Deposits	4,818	18,851
Short-term borrowings	2,616	2,405
Proceeds from FHLB advances	0	20,000
Repayment of FHLB advances	(1,096)	(589)
Cash dividends	(786)	(778)
Proceeds from exercise of stock options	34	282

Net cash provided by financing activities	5,586	40,171

Increase in Cash and Cash Equivalents	1,422	2,269

Cash and Cash Equivalents, Beginning of Year	22,218	25,810

Cash and Cash Equivalents, End of Period	$23,640	$28,079

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The Form 10-Q does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Only material changes in financial condition and results of operations are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (“the Company”) as of March 31, 2004, and December 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003 filed with the Commission.

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

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,421	$1,637
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(20)	(28)

Pro forma net income	$1,401	$1,609

Earnings per share:
Basic – as reported	$.45	$.52

Basic – pro forma	$.43	$.51

Diluted – as reported	$.45	$.52

Diluted – pro forma	$.43	$.51

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2004:
Available-for-Sale Securities:
U.S. government agencies	$74,463	$445	$23	$74,885
Mortgage-backed securities	79,278	1,267	160	80,384
State and political subdivisions	500	31	0	531
Other securities	10	0	0	10

	$154,251	$1,743	$183	$155,811

Held-to-Maturity Securities:
State and political subdivisions	$38,176	$1,600	$0	$39,776

December 31, 2003:
Available-for-Sale Securities:
U.S. government agencies	$60,502	$239	$308	$60,433
Mortgage-backed securities	84,076	1,022	537	84,561
State and political subdivisions	7,810	307	—	8,117
Other securities	10	—	—	10

	$152,398	$1,568	$845	$153,121

Held-to-Maturity Securities:
State and political subdivisions	$38,681	$1,398	$20	$40,059

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 3: Loans

Categories of loans include (thousands):

	March 31, 2004	December 31, 2003
Commercial and industrial	$92,613	$89,621
Agricultural	21,851	22,841
Real estate construction	12,765	11,296
Commercial real estate	36,422	35,399
Residential real estate	158,247	158,880
Consumer	88,512	88,009
Other	3,638	4,011

Total loans	414,048	410,057

Less
Net deferred loan fees, premiums and discounts	(277)	(322)
Allowance for loan losses	(4,740)	(4,830)

Net loans	$409,031	$404,905

Activity in the allowance for loan losses was as follows (thousands):

	Three Months Ended March 31,
	2004	2003
Balance, beginning of year	$4,830	$4,010
Provision for loan losses	450	540
Recoveries	180	123
Charge-offs	(720)	(550)

Balance, end of period	$4,740	$4,123

Impaired loans totaled $5,812,000 and $3,827,000 at March 31, 2004 and December 31, 2003, respectively. An allowance for loan losses of $1,180,000 and $1,537,000 relates to impaired loans of $3,885,000 and $3,182,000 at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004 and December 31, 2003, impaired loans of $1,927,000 and $645,000 had no related allowance for loan losses.

At March 31, 2004 and December 31, 2003, accruing loans delinquent 90 days or more totaled $445,000 and $248,000, respectively. Non-accruing loans at March 31, 2004 and December 31, 2003 were $7,743,000 and $5,599,000, respectively.

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 4: Commitments

Outstanding commitments to extend credit as of March 31, 2004 total $45,380,000. Standby letters of credit as of March 31, 2004 total $979,000.

Note 5: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$1,421	$1,637

Denominator:
Weighted-average common shares outstanding (basic)	3,146,786	3,131,135
Effect of stock options	25,603	33,908

Weighted-average common shares outstanding (diluted)	3,172,389	3,165,043

Earnings per share:
Basic	$.45	$.52

Diluted	$.45	$.52

For the three months ended March 31, 2004, all stock options were considered in computing earnings per share. For the three months ended March 31, 2003, stock options covering 38,389 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 6: Trust Preferred Securities

On June 26, 2002, NB&T Statutory Trust I (“Trust I”), a wholly owned subsidiary of the Corporation, closed a pooled private offering of 8,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similiar to the Capital Securities. The sole assets of Trust I are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of Trust I under the Capital Securities. Distributions on the Capital Securities are payable quarterly at the annual rate of 3.45% over the 3 month LIBOR and are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

As of March 31, 2004, the outstanding principal balance of the Capital Securities was $8,248,000, and as of December 31, 2003 and March 31, 2003, the outstanding principal balance was $8,000,000. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions which affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, the trust was deconsolidated as of March 31, 2004, with the Company accounting for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt but eliminated its common stock investment.

NB&T Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 7: Effect of Recent Accounting Standards

In December 2003, the FASB (Financial Accounting Standards Board) revised SFAS No. 132. “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which is an amendment of FASB Statements No. 87, 88, and 106. There was no material impact of the adoption on the financial statements.

Independent Accountants’ Report

Board of Directors

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2004 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

Cincinnati, Ohio

May 4, 2004

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

Results of Operations

Net income for the first quarter of 2004 was $1.42 million, a decrease of $216,000 or 13.2%, from the first quarter of 2003 net income of $1.64 million. Net income per share-basic was $.45 for the first quarter of 2004, compared to $.52 per share for the first quarter of 2003, a decrease of 13.5%. Return on average equity and return on average assets for the first quarter of 2004 were 10.01% and 0.85%, respectively, compared to 11.50% and 0.97% for the same period in 2003.

Net Interest Income

Net interest income was $5.17 million for the first quarter of 2004, a decrease of $465,000 compared to the same quarter last year. Interest income totaled $8.12 million for the first quarter of 2004, a decrease of 12.6% from $9.29 million during the same period last year. Although average loans outstanding increased 5.73% compared to the prior year, the effect of the decline in their average yields exceeded the effect of those gains. The yield on average loans decreased from 7.08% in the first quarter of 2003 to 6.12% in the first quarter of 2004. Average securities outstanding decreased 16.8% compared to the prior year with the tax equivalent yield on average securities decreasing from 4.58% for the first quarter last year to 4.15% for the first quarter of this year. A decrease in interest expense of 19.2% to $2.95 million during the first quarter of 2004 from $3.65 million during the same period last year offset part of the decrease in interest income. However, the interest expense on the Bank’s long-term debt has remained relatively unchanged. Average interest bearing liabilities decreased 3.3% from last year to $553.7 million, and their cost decreased from 2.58% during the first quarter of last year to 2.14% in the first quarter of this year. Tax-equivalent net interest margin decreased to 3.49% for the first quarter of this year from 3.74% for the first quarter of last year.

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio at each balance sheet date. The provision for loan losses decreased 16.7% to $450,000 during the first quarter of 2004 from $540,000 during the first quarter of last year. The lower provision for loan losses in the first quarter of 2004 is reflective of management’s evaluation of the loan portfolio and potential weaknesses of specific loans and recognition of potential losses in the prior year. The percentage of the allowance for loan losses to total loans was 1.15% at March 31, 2004, compared to 1.05% at March 31, 2003. Net charge-offs were $540,000, or 0.53% (annualized), compared to $427,000, or 0.44% (annualized), for the same period of 2003.

Non-interest Income

Non-interest income, excluding gains on sales of securities, was $2.09 million for the first quarter of 2004, relatively unchanged from the $2.06 million earned in the first quarter of 2003. Trust income increased 30.9% from the first quarter last year due to increases in the market values of managed assets. ATM network fees decreased 28.5% from the first quarter of last year as a result of fewer units in operation during the first quarter of 2004 compared to the same period in 2003 and higher revenue-sharing payouts to merchants.

The Company realized $527,000 in securities gains in the first quarter of 2004 from the sale of $6.4 million in municipal securities. The municipal securities sold were replaced with U.S. Government agency securities as the investment portfolio was restructured to meet State of Ohio public fund pledging requirements.

Non-interest Expense

Non-interest expense was $5.59 million for the first quarter of 2004, a decrease of 2.3% from the $5.72 million for the first quarter of 2003. The decrease occurred primarily due to decreases in salaries and benefits expense. The number of full-time equivalent employees has decreased from 267 at March 31, 2003, to 248 at March 31, 2004. These decreases were partially offset by final reorganization expenses of $94,000 relating to the closing of three branches in January 2004.

Income Taxes

The provision for income taxes for the first quarter of 2004 was $329,000 compared to $349,000 for the same period in 2003. The effective tax rate for the three months ended March 31, 2004 was 18.8% compared to 17.6% for the same period in 2003.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.’s financial condition during 2004 are as follows (in thousands):

	March 31 2004	December 31 2003	Amount	Percent
Total Assets	$672,541	$664,928	$7,613	1.1
Federal Funds Sold	6,926	2,364	4,562	193.0
Loans (a)	409,031	404,991	4,040	1.0
Securities	193,987	191,802	2,185	1.1
Demand deposits	56,109	56,781	-627	-1.2
Savings, NOW, MMDA deposits	223,847	217,297	6,550	3.0
CD’s $100,000 and over	29,594	35,332	-5,738	-16.2
Other time deposits	145,753	141,090	4,663	3.3
Total deposits	455,303	450,500	4,803	1.1
Short-term borrowing	24,525	21,909	2,616	11.9
Long-term borrowing	131,423	132,519	-1,096	NM
Stockholders Equity (b)	57,982	56,696	1,286	2.3

(a)	Includes loans held for sale
(b)	Includes equity for ESOP shares

At March 31, 2004, total assets were $672.5 million, an increase of $7.6 million from December 31, 2003. The increase is primarily attributable to an increase in the loan portfolio of $4.0 million and securities portfolio of $2.2 million. In addition, Federal Funds sold increased $4.6 million. The asset growth was funded by a combination of an increase in deposits and short-term borrowings. Deposits increased $4.8 million, primarily in the corporate money market accounts. Stockholders’ equity increased $1.3 million during the quarter to $58.0 million due to an increase in retained earnings for the quarter and an increase in other comprehensive income of $552,000 due to a change in market value of securities available for sale.

Average total assets declined 2.10% to $669.8 million from the first quarter of 2003. Average total loans increased to $410.8 million, an increase of 5.73% from the same quarter of last year. The commercial loan average grew $6.2 million, an increase of 3.5%, and the real estate loan average grew $8.7 million, an increase of 8.1%. In addition, the bank’s home equity credit line portfolio grew $5.0 million, an increase of 18.5%, and the personal loan portfolio grew $2.7 million, an increase of 3.4%. Commercial and industrial lending to small to mid-sized companies continues to be an area of growth for the Company, and the Bank has opted to retain shorter term fixed rate mortgage loans in its portfolio. In addition, the Bank has increased its marketing efforts toward home equity lines and continues to originate more indirect auto loans through its dealer network. The securities portfolio average has decreased $39.8 million from the first quarter of 2003 to $197.1 million due to accelerated prepayments and reinvestment of cash flows into loans rather than securities.

Average total deposits decreased $24.6 million or 5.2% from the end of the first quarter of 2003 to $394.2 million. Average large certificates of deposit decreased $12.8 million or 29.6% and average small certificates of deposit decreased $18.5 million, or 11.3%, as the Company reduced its cost of funds and customers continued to seek out higher rates of return. Average short-term borrowings increased $4.5 million or 19.7% from the first quarter of 2003 due to increased balances in repurchase agreements. Average Federal Home Loan Bank borrowings increased $6.9 million, or 5.9%, due to the Company leveraging security purchases with an additional $20 million in fixed-rate, shorter-term advances in February 2003.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31
	2004	2003
Balance at beginning of period	$4,830	$4,010

Charge-offs:
Commercial and industrial	(93)	(216)
Commercial real estate	(42)	(46)
Agricultural	(16)	0
Residential real estate	(210)	(45)
Installment	(359)	(241)
Other	0	(2)

Total charge-offs	(720)	(550)

Recoveries:
Commercial and industrial	6	55
Commercial real estate	2	—
Agricultural	51	—
Residential real estate	38	3
Installment	83	65
Other	—	—

Total recoveries	180	123

Net charge-offs	(540)	(427)

Provision for possible loan losses	450	540

Balance at end of period	$4,740	$4,123

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31 2004	December 31 2003	March 31 2003
Loans accounted for on non-accrual basis	$7,743	$5,599	$6,340
Accruing loans which are past due 90 days	445	248	2,162
Renegotiated loans	0	0	0
Other real estate owned	751	637	178

Total non-performing assets	$8,939	$6,484	$8,680

Ratios:
Allowance to total loans	1.15%	1.18%	1.05%
Net charge-offs to average loans (annualized)	.53%	0.77%	.44%
Non-performing assets to total loans and other real estate owned	2.16%	1.58%	2.21%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average net charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

As of March 31, 2004, there were $5.8 million in twenty-seven non-accrual small business relationships. The majority of this amount consisted of three relationships, one of which is $1.0 million in the nursing home business and has been making monthly payments since January 2002 following the signing of a forbearance agreement. The second relationship amounts to $1.8 million and is currently in foreclosure. The third relationship amounts to $1.3 million and is in the hotel business.

Non–accrual residential real estate loans consisted of twenty-seven loans that total $1.6 million with the largest balance being $157,500. Non-accrual personal loans consisted of five loans that total $127,921, and non-accrual home equity credit lines consisted of eight loans totaling $246,078.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at March 31, 2004, was 90.9%, compared to 80.6% at the same date in 2003. Loans to total assets were 61.5% at the end of the first quarter of 2004, compared to 55.5% at the same time last year. Management strives to keep this ratio below 70%. Of the total securities portfolio, 80.6% consists of available-for-sale securities that are readily marketable. Approximately 84.1% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 93.5% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 2004, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.50%, a Tier 1 risk-based capital ratio of 13.41%, and a Tier 1 leverage ratio of 8.82%.

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. Currently, the Company is in the process of updating its simulation model as of March 31, 2004. Based on preliminary information, however, the Company does not anticipate a significant market risk change from its December 31, 2003 results.

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of March 31, 2004, that the Company’s disclosure controls and procedures were effective.

(b) During the quarter ended March 31, 2004, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting..

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 2 – Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

On April 27, 2004, the Annual Meeting of the shareholders of the Company was held.

The following members of the Board of Directors of the Company were re-elected for terms expiring in 2006 by the votes indicated:

	For	Withheld	Abstain
Charles L. Dehner	2,699,780	2,786	400
Daniel A. DiBiasio	2,687,874	14,692	400
G. David Hawley	2,687,874	14,692	400
Timothy L. Smith	2,677,334	25,232	400

Item 5 - Other Information

Not applicable

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits:

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.

99	Safe harbor under the Private Securities Litigation Reform Act of 1995.

(b) Filings on Form 8-K:

The Company filed a Form 8-K with the Securities and Exchange Commission on January 22, 2004 regarding a press release announcing the results of operations for the fourth quarter of 2004.

The Company filed a Form 8-K with the Securities and Exchange Commission on March 16, 2004 regarding a press release announcing a dividend of $.25 per share payable April 23, 2004 to shareholders of record March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: May 13, 2004	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)