Form 10-Q
period 2004-06-30
NB&T FINANCIAL GROUP INC
filed 2004-08-12
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 4, 2004, 3,227,893 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2004 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$13,427	$19,789
Interest-bearing demand deposits	1,109	65
Federal funds sold	519	2,364

Cash and cash equivalents	15,055	22,218

Securities - available-for-sale	141,850	153,121
Securities - held-to-maturity	38,160	38,681
Loans held for sale		86
Loans, net of allowance for loan losses of $ 4,681 and $4,830	406,607	404,905
Premises and equipment	14,662	14,057
Federal Reserve and Federal Home Loan Bank stock	8,019	7,877
Goodwill and other intangibles	6,706	7,039
Interest receivable and other assets	18,201	16,944

Total assets	$649,260	$664,928

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$50,091	$56,781
Savings, NOW and Money Market	216,430	217,297
Time	167,835	176,422

Total deposits	434,356	450,500

Short-term borrowings	24,747	21,909
Long-term debt	130,934	132,519
Interest payable and other liabilities	3,020	3,304

Total liabilities	593,057	608,232

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	9,760	9,692
Retained earnings	54,001	52,883
Unearned employee stock ownership plan (ESOP) shares	(1,421)	(1,506)
Accumulated other comprehensive income	(1,299)	477
Treasury stock; 575,518 and 596,418 shares at cost in 2003 and 2002	(5,838)	(5,850)

Total stockholders’ equity	56,203	56,696

Total liabilities and stockholders’ equity	$649,260	$664,928

See Notes to Condensed Consolidated Financial Statements	3

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$6,182	$6,685	$12,463	$13,462
Securities-Taxable	1,203	1,542	2,359	3,243
Securities-Tax-exempt	483	618	1,077	1,286
Federal funds sold and other	23	33	53	64
Dividends on Federal Home Loan and Federal Reserve Bank stock	83	81	165	160

Total interest and dividend income	7,974	8,959	16,117	18,215

Interest Expense
Deposits	1,342	1,887	2,684	3,955
Short-term borrowings	47	50	95	103
Long-term debt	1,545	1,596	3,104	3,121

Total interest expense	2,934	3,533	5,883	7,179

Net Interest Income	5,040	5,426	10,234	11,036

Provision for Loan Losses	450	487	900	1,027

Net Interest Income After Provision for Loan Losses	4,590	4,939	9,334	10,009

Non-interest Income
Trust income	257	223	510	417
Service charges and fees	887	872	1,683	1,619
ATM network fees	87	114	168	227
Insurance agency commissions	649	707	1,313	1,358
Net gains on sales of securities available-for-sale	0	361	527	907
Other	331	360	641	702

Total non-interest income	2,211	2,637	4,842	5,230

Non-interest Expense
Salaries and employee benefits	2,832	2,812	5,676	5,869
Net occupancy expense	412	446	868	893
Equipment and data processing expense	719	830	1,516	1,606
Professional fees	346	320	681	656
Marketing expense	95	171	217	331
State franchise tax	167	172	342	350
Amortization of intangibles	166	178	333	352
Other	466	597	1,193	1,146

Total non-interest expense	5,203	5,526	10,826	11,203

Income Before Income Tax	1,598	2,050	3,350	4,036

Provision for Income Taxes	328	459	658	808

Net Income	$1,270	$1,591	$2,692	$3,228

Basic Earnings Per Share	$.40	$.51	$.86	$1.03

Diluted Earnings Per Share	$.40	$.50	$.85	$1.02

Dividends Declared Per Share	$.25	$.24	$.50	$.48

See Notes to Condensed Consolidated Financial Statements	4

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
	(Unaudited)
Operating Activities
Net income	$2,692	$3,228
Items not requiring (providing) cash
Depreciation and amortization	1,218	1,233
Provision for loan losses	900	1,027
Amortization of premiums and discounts on securities	684	864
Net realized gains on available-for-sale securities	(527)	(907)
FHLB stock dividends	(142)	(138)
Net change in:
Loans held for sale	86	(322)
Other assets and liabilities	(237)	(399)

Net cash provided by operating activities	4,674	4,586

Investing Activities
Purchases of available-for-sale securities	(35,723)	(121,275)
Proceeds from sales of available-for-sale securities	20,814	34,550
Proceeds from maturities of available-for-sale securities	23,354	76,619
Proceeds from maturities of held-to-maturity securities	499	4,380
Net change in loans	(2,602)	(19,115)
Purchase of premises and equipment	(1,748)	(577)
Proceeds from sales of premises and equipment	—	57

Net cash provided (used) in investing activities	4,594	(25,361)

Financing Activities
Net change in:
Deposits	(16,144)	2,530
Short-term borrowings	2,838	4,407
Proceeds from FHLB advances	—	20,000
Repayment of FHLB advances	(1,585)	(1,656)
Cash dividends	(1,574)	(1,556)
Proceeds from exercise of stock options	34	282

Net cash provided by (used in) financing activities	(16,431)	24,007

Increase (Decrease) in Cash and Cash Equivalents	(7,163)	3,232

Cash and Cash Equivalents, Beginning of Year	22,218	25,810

Cash and Cash Equivalents, End of Period	$15,055	$29,042

See Notes to Condensed Consolidated Financial Statements	5

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

The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of June 30, 2004, and December 31, 2003, and the results of its operations for the three and six month periods and cash flows for the six months ended June 30, 2004 and 2003. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003 filed with the Commission.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,270	$1,591	$2,692	$3,228
Less: Total stock-based employee compensation cost determined under the fair value method, net of income taxes	(17)	(19)	(37)	(38)

Pro forma net income	$1,253	$1,572	$2,655	$3,190

Earnings per share:
Basic – as reported	$.40	$.51	$.86	$1.03

Basic – pro forma	$.40	$.50	$.84	$1.02

Diluted – as reported	$.40	$.50	$.85	$1.02

Diluted – pro forma	$.40	$.50	$.84	$1.01

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2004:
Available-for-Sale Securities:
U.S. government agencies	$71,435	$30	$1,543	$69,922
Mortgage-backed securities	71,288	501	932	70,857
State and political subdivisions	1,087	13	39	1,061
Other securities	10	—	—	10

	$143,820	$544	$2,514	$141,850

Held-to-Maturity Securities:
State and political subdivisions	$38,160	$667	$96	$38,731

December 31, 2003:
Available-for-Sale Securities:
U.S. government agencies	$60,502	$239	$308	$60,433
Mortgage-backed securities	84,076	1,022	537	84,561
State and political subdivisions	7,810	307	—	8,117
Other securities	10	—	—	10

	$152,398	$1,568	$845	$153,121

Held-to-Maturity Securities:
State and political subdivisions	$38,681	$1,398	$20	$40,059

Note 3: Loans

Categories of loans include (thousands):

	June 30, 2004	December 31, 2003
Commercial and industrial	$91,211	$89,621
Agricultural	24,346	22,841
Real estate construction	12,342	11,296
Commercial real estate	41,791	35,399
Residential real estate	155,746	158,880
Consumer	83,856	88,009
Other	2,183	4,011

Total loans	411,475	410,057
Less
Net deferred loan fees, premiums and discounts	(187)	(322)
Allowance for loan losses	(4,681)	(4,830)

Net loans	$406,607	$404,905

Activity in the allowance for loan losses was as follows (thousands):

	Six Months Ended June 30,
	2004	2003
Balance, beginning of year	$4,830	$4,010
Provision for loan losses	900	1,027
Recoveries	307	302
Charge-offs	(1,356)	(1,281)

Balance, end of period	$4,681	$4,058

Impaired loans totaled $4,890,000 and $3,827,000 at June 30, 2004 and December 31, 2003, respectively. An allowance for loan losses of $911,000 and $1,537,000 relates to impaired loans of $2,388,000 and $3,182,000 at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 and December 31, 2002, impaired loans of $2,502,000 and $645,000 had no related allowance for loan losses.

At June 30, 2004 and December 31, 2003, accruing loans delinquent 90 days or more totaled $0 and $248,000, respectively. Non-accruing loans at June 30, 2004 and December 31, 2003 were $6,690,000 and $5,599,000, respectively.

Note 4: Commitments

Outstanding commitments to extend credit as of June 30, 2004 total $51,778,000. Standby letters of credit as of June 30, 2003 total $696,000.

Note 5: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,270	$1,591	$2,692	$3,228

Denominator:
Weighted-average common shares outstanding (basic)	3,147,129	3,144,462	3,146,958	3,137,835
Effect of stock options	26,015	28,568	25,809	31,238

Weighted-average common shares outstanding (diluted)	3,173,144	3,173,030	3,172,767	3,169,073

Earningsper share:
Basic	$.40	$.51	$.86	$1.03

Diluted	$.40	$.50	$.85	$1.02

For the three and six months ended June 30, 2004, all stock options were considered in computing earnings per share. For the three and six months ended June 30, 2003, stock options covering 49,200 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the fair marker value of the Company’s common shares.

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

As of June 30, 2004, the outstanding principal balance of the Capital Securities was $8,000,000, and as of December 31, 2003 and June 30, 2003. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions which affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, the trust was deconsolidated as of March 31, 2004, with the Company accounting for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt but eliminated its common stock investment.

Note 7: Subsequent Events

Effective July 30, 2004, the Company reclassified its Held-to-Maturity Securities as Available-for-Sale. Historically, the Held-to-Maturity portfolio contained both out-of-state and Ohio municipal securities which were used to meet State of Ohio public fund pledging requirements and provide non-taxable income for the Company. As a result of a change in the Ohio Revised Code, the State of Ohio public fund pledging requirements eliminated out-of-state municipals as eligible collateral. Because of this change, approximately 77% of the Held-to-Maturity portfolio could not be used as originally intended. Management reclassified the portfolio to provide more flexibility for public fund pledging requirements, interest rate risk management and potential tax savings opportunities.

The following table discloses the pro forma impact on the June 30, 2004, financial statements had the reclassification been made at June 30, 2004:

Balance Sheet Description	As Reported June 30, 2004	Pro-forma adjustments	Pro-forma June 30, 2004
Securities – Available for sale	$141,850	$38,731	$180,581
Securities – held-to- maturity	38,160	$(38,160)	—
Total Assets	$649,260	$571	$649,831

Interest payable and other liabilities (Deferred tax liability)	3,020	194	3,214
Total liabilities	593,057	194	593,251
Accumulated and other comprehensive income	(1,299)	377	(922)
Total stockholders’equity	56,203	$377	56,580
Total Liabilities and Stockholders’ Equity	$649,260	$571	$649,831

Note 7: Subsequent Events (continued)

On August 10, 2004, the Company acquired Goolsby Insurance Agency, Inc. of Milford, Ohio, through a merger of Goolsby Insurance Agency, Inc. into NB&T Insurance Agency, Inc. The purchase price was $654,000.

Report of Independent Registered Accounting Firm

Audit Committee

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2004 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

July 20, 2004

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2004 was $1.27 million, a decrease of $321,000, or 20.2%, from the second quarter of 2003 net income of $1.59 million. Net income per share-basic was $.40 for the second quarter of 2004, compared to $.51 per share for the second quarter of 2003, a decrease of 21.6%. Return on average equity and return on average assets for the second quarter of 2004 were 8.82% and 0.77%, respectively, compared to 10.94% and .92% for the same period in 2003. Net income for the first six months of 2004 was $2.69 million, a decrease of $536,000, or 16.6%, from the first six months of 2003 net income of $3.23 million. Net income per share-basic was $.86 for the first six months of 2004, compared to $1.03 per share for the first six months of 2003, a decrease of 16.5%. Return on average equity and return on average assets for the first six months of 2004 were 9.42% and 0.81%, respectively, compared to 11.21% and .94% for the same period in 2003.

Net Interest Income

Net interest income was $5.04 million for the second quarter of 2004 and $10.2 million for the first six months of 2004, a decrease of $386,000 and $802,000 respectively, compared to the same periods last year. Interest income totaled $7.97 million for the second quarter of 2004, a decrease of 11.0% from $8.96 million during the same period last year. Interest income for the first six months of 2004 totaled $16.12 million, a decrease of 11.5% from $18.22 million during the same period last year. Although average loans outstanding for the second quarter and the first six months increased 3.19% and 4.62%, compared to the prior year, the effect of the decline in their average yields exceeded the effect of those gains. The yield on average loans decreased from 6.74% in the second quarter of 2003 to 6.05% in the second quarter of 2004 while the yield on average loans decreased from 6.91% for the first six months of 2003 to 6.10% for the same period in 2004. Average securities outstanding for the second quarter and the first six months of 2004 decreased 17.5% and 17.2%, compared to the prior year. The yield on average securities decreased from 3.77% for the second quarter of 2003 to 3.62% for the second quarter of 2004. The yield on average securities decreased from 3.98% for the first six months of last year to 3.68% for the first six months of 2004. A decrease in interest expense of 17.0% to $2.93 million during the second quarter of 2004 from $3.53 million during the same period last year offset part of the decrease in the second quarter’s interest income. Similarly, a decrease in interest expense of 18.1% to $5.88 million during the first six months of 2004 from $7.18 million during the same period last year offset part of the decrease in year-to-date interest income. Average interest-bearing liabilities for the second quarter decreased 5.71% from last year to $550.7 million, and their cost decreased from 2.43% during the second quarter of last year to 2.14% in the second quarter of this year. Average interest-bearing liabilities for the first six months of 2004 decreased 4.53% from last year to $552.2 million, and their cost decreased from 2.50% to 2.14%. Net interest margin decreased to 3.28% for the second quarter of this year from 3.36% for the second quarter of last year while the net interest margin decreased to 3.33% for the first six months of 2004 from 3.47% for the same period last year.

Provision for Loan Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio at each balance sheet date. The provision for loan losses decreased 7.6% to $450,000 during the second quarter of 2004 from $487,000 during the second quarter of last year. For the first six months of 2004, the provision decreased 12.4% to $900,000 from $1.03 million for the same period last year. The lower provision for loan losses is reflective of management’s evaluation of the loan portfolio and potential weaknesses of specific loans and recognition of potential losses in the prior year. The percentage of the allowance for loan losses to total loans increased to 1.14% at June 30, 2004, compared to 1.01% at June 30, 2003. Year to date net charge-offs were $1.05 million, or 0.51% (annualized), compared to $979,000, or 0.50% (annualized), for the same period in 2003.

Non-interest Income

Non-interest income, excluding gains on sales of securities, was $2.21 million for the second quarter of 2004, a decrease of 2.9% from the $2.28 million earned in the second quarter of 2003. Trust income increased 15.3% from the second quarter of last year due to increases in the market values of managed assets. ATM network fees decreased 23.7% from the second quarter of last year as a result of fewer units in operation. Non-interest income, excluding gains on sales of securities, was $4.32 million for the first six months of 2004, relatively unchanged from 2003.

The Company realized $527,000 in securities gains in the first half of 2004, compared to $907,000 for the same period in 2003. No securities gains were realized in the second quarter of 2004, compared to $361,000 in the second quarter of 2003.

Non-interest Expense

Non-interest expense was $5.20 million for the second quarter of 2004, compared to $5.53 million for the second quarter of 2003. Marketing expense declined $76,000 in the second quarter from the same quarter last year. In addition, other expenses declined $131,000 in the second quarter from the same quarter last year largely due to decreases in loan processing costs. For the first six months of 2004, non-interest expense was $10.83 million, compared to $11.20 million for the same period in 2003, with the decrease in expense primarily due to decreases in salaries and benefits and marketing expenses.

Income Taxes

The provision for income taxes for the second quarter of 2004 was $328,000, compared to $459,000 for the same period in 2003. The provision for income taxes for the first six months of 2004 was $658,000, compared to $808,000 for the same period last year. The effective tax rate for the three months ended and six months ended June 30, 2004 was 20.5% and 19.6%, respectively, compared to 22.4% and 20% for the same periods in 2003.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.’s financial condition during 2004 are as follows (in thousands):

	June 30 2004	December 31 2003	Amount	Percent
Total Assets	$649,260	$664,928	$(15,668)	(2.4)
Federal Funds Sold	519	2,364	(1,845)	(78.1)
Loans (a)	406,607	404,991	1,616.4
Securities	180,010	191,802	(11,792)	(6.2)
Demand deposits	50,091	56,781	(6,690)	(11.8)
Savings, NOW, MMDA deposits	216,430	217,297	(867)	(.4)
CD’s $100,000 and over	30,725	35,332	(4,607)	(13.0)
Other time deposits	137,110	141,090	(3,980)	(2.8)
Total deposits	434,356	450,500	(16,144)	(3.6)
Short-term borrowing	24,747	21,909	2,838	(13.0)
Long-term borrowing	130,934	132,519	(1,585)	(1.2)
Stockholders Equity	56,203	56,696	(493)	(.9)

(a)	Includes loans held for sale

At June 30, 2004, total assets were $649.3 million, a decrease of $15.7 million from December 31, 2003. The decrease is primarily attributable to a decrease in the securities portfolio of $11.8 million. In addition, cash and cash equivalents decreased $7.2 million. Loans increased $1.6 million during 2004. Deposits decreased $16.1 million primarily in the public fund demand deposits and time deposits. Stockholders’ equity decreased $493,000 during the year to $56.2 million due to a decrease in other comprehensive income of $1.8 million resulting from a change in market value of securities available for sale, offset by an increase in retained earnings for the quarter.

Average total assets decreased 3.1% to $668.5 million from the second quarter of 2003. Average total loans increased to $410.8 million, an increase of 4.6% from the same quarter of last year. The real estate loan average grew $14.7 million, an increase of 11.0%, and the personal loan average grew $2.7 million, an increase of 3.3%. The real estate portfolio increased due to the Company’s decision to retain shorter- term fixed-rate mortgages in its portfolio and increased home equity line production. The securities portfolio average has decreased $41.8 million from the second quarter of 2003 to $196.6 million due to accelerated prepayments and reinvestment of cash flows into loans rather than securities.

Average total deposits declined $27.3 million for the second quarter of 2004 to $449.4 million, compared to an average of $476.8 million for the same quarter last year. Average small certificates of deposit decreased $19.6 million, or 12.3%, as the Company reduced its cost of funds and customers continued to seek out higher rates of return. Average short-term borrowings increased $1.7 million, or 7.5%, from the second quarter of 2003 due to increased balances in repurchase agreements. Average Federal Home Loan Bank borrowings decreased $3.5 million, or 2.7%, due to regular monthly payments on amortizing advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended June 30, 2004 and 2003:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Balance at beginning of period	$4,740	$4,123	$4,830	$4,010

Charge-offs:
Commercial and industrial	(324)	(114)	(417)	(329)
Commercial real estate	—	(1)	(42)	(47)
Agricultural	(76)	(75)	(92)	(75)
Residential real estate	(51)	(54)	(261)	(99)
Consumer	(185)	(489)	(544)	(730)
Other	—	—	—	(1)

Total charge-offs	(636)	(733)	(1,356)	(1,281)

Recoveries:
Commercial and industrial	—	93	6	148
Commercial real estate	—	2	2	2
Agricultural	37	14	88	13
Residential real estate	10	5	48	8
Consumer	80	67	163	131
Other	—	—	—	—

Total recoveries	127	181	307	302

Net charge-offs	(509)	(552)	(1,049)	(979)
Provision for possible loan losses	450	487	900	1,027

Balance at end of period	$4,681	$4,058	$4,681	$4,058

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30 2004	December 31 2003	June 30 2003
Loans accounted for on non-accrual basis	$6,692	$5,599	$6,287
Accruing loans which are past due 90 days	—	248	955
Renegotiated loans	0	0	0
Other real estate owned	873	637	175

Total non-performing assets	$7,565	$6,484	$7,417

Ratios:
Allowance to total loans	1.14%	1.18%	1.01%
Net charge-offs to average loans (annualized)	.51%	0.77%	.50%
Non-performing assets to total loans and other real estate owned	1.84%	1.58%	1.84%

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

As of June 30, 2004, there were $4.9 million in twenty-eight non-accrual small business relationships. The majority of this amount consisted of two relationships, one of which is a $1.4 million loan secured by commercial real estate. The second relationship amounts to $1.8 million in the equestrian and bed and breakfast business.

Non–accrual residential real estate loans consisted of twenty-five loans that total $1.3 million with the largest balance being $156,000. Non-accrual personal loans consisted of forty-two loans that total $298,000, and home equity credit lines consisted of 10 loans totaling $230,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at June 30, 2004, was 94.7%, compared to 85.7% at the same date in 2003. Loans to total assets were 63.3% at the end of the second quarter of 2004, compared to 58.3% at the same time last year. Management strives to keep this ratio below 70%. After the reclassification of the securities portfolio disclosed in Note 7, the Company has $180.6 in available-for-sale securities that are readily marketable. Approximately 83.9% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 93.5% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 2004, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.65%, a Tier 1 risk-based capital ratio of 13.57%, and a Tier 1 leverage ratio of 8.91%.

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At March 31, 2004, the Company’s simulation model indicated the twelve-month cumulative gap as a percent of total assets was a positive 6.6%, compared to a positive 15.6% at December 31, 2003. Also, similar to the results at year- end, March 31, 2004 results indicate a decreasing yield on interest-earning assets, the cost of interest-bearing liabilities, and net interest margin. This position could have a negative effect on projected net interest income over the next twelve months. Currently, the Company is in the process of updating its simulation model as of June 30, 2004.

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of June 30, 2004, that the Company’s disclosure controls and procedures were effective.

(b) During the quarter ended June 30, 2004, the Company converted its core data processing system including its core financial reporting system. This change was implemented to improve both long-term operating and financial reporting efficiencies. Management has been actively involved in the system conversion and continues to implement additional controls and procedures. At this time, the changes in the Company’s internal controls over financial reporting are not believed to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 2 – Changes in Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits:

Index to Exhibits
10.1	Severance agreement for Andrew J. McCreanor
10.2	Severance agreement for Craig F. Fortin
10.3	Severance agreement for Stephen G. Klumb
10.4	Severance agreement for Walter H. Rowsey
10.5	Severance agreement for Howard T. Witherby
15	Accountants’ acknowledgement.
31.1	Certification by CEO.
31.2	Certification by CFO.
32.1	Financial statements certification by CEO.
32.2	Financial statements certification by CFO.
99	Safe harbor under the Private Securities Litigation Reform Act of 1995.

(b) Filings on Form 8-K:

The Company filed a Form 8-K with the Securities and Exchange Commission on April 27, 2004 regarding a press release announcing the results of operations for the first quarter of 2004.

The Company filed a Form 8-K with the Securities and Exchange Commission on June 15, 2004 regarding a press release announcing declaration of its second quarter dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 12, 2004	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

10.1	Severance agreement for Andrew J. McCreanor
10.2	Severance agreement for Craig F. Fortin
10.3	Severance agreement for Stephen G. Klumb
10.4	Severance agreement for Walter H. Rowsey
10.5	Severance agreement for Howard T. Witherby
15	Accountants’ acknowledgement.
31.1	Certification by CEO.
31.2	Certification by CFO.
32.1	Financial statements certification by CEO.
32.2	Financial statements certification by CFO.
99	Safe harbor under the Private Securities Litigation Reform Act of 1995.