Form 10-Q/A
period 2004-06-30
NB&T FINANCIAL GROUP INC
filed 2004-11-09
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Expanatory Note

NB&T Financial Group, Inc. (the “Company”), hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as originally filed by the Company with the Securities and Exchange Commission on August 12, 2004 (the “Original Form 10-Q”), to add Exhibit 10.6 The National Bank and Trust Company Management Annual Incentive Plan (the “Plan”). The Plan, adopted by the Board of Directors in April 2004, was inadvertently omitted from the Original Form 10-Q. This Form 10-Q/A does not amend, update or change any items or disclosures contained in the Original Form 10-Q except the list of exhibits contained in Part II, Item 6; the Index to Exhibits; the Exhibit 10.6 itself; and updated Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2. Accordingly, all other items that remain unaffected are omitted in this filing.

This Form 10-Q/A speaks as of the date of the Original Form 10-Q, and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

2

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 2 – Changes in Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits:

Index to Exhibits

10.1	Severance agreement for Andrew J. McCreanor

10.2	Severance agreement for Craig F. Fortin

10.3	Severance agreement for Stephen G. Klumb

10.4	Severance agreement for Walter H. Rowsey

10.5	Severance agreement for Howard T. Witherby

10.6	Management Annual Incentive Plan

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.

99	Safe harbor under the Private Securities Litigation Reform Act of 1995.

(b) Filings on Form 8-K:

The Company filed a Form 8-K with the Securities and Exchange Commission on April 27, 2004 regarding a press release announcing the results of operations for the first quarter of 2004.

The Company filed a Form 8-K with the Securities and Exchange Commission on June 15, 2004 regarding a press release announcing declaration of its second quarter dividend.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 9, 2004	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

4

Index to Exhibits

10.1	Severance agreement for Andrew J. McCreanor

10.2	Severance agreement for Craig F. Fortin

10.3	Severance agreement for Stephen G. Klumb

10.4	Severance agreement for Walter H. Rowsey

10.5	Severance agreement for Howard T. Witherby

10.6	Management Annual Incentive Plan

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.

99	Safe harbor under the Private Securities Litigation Reform Act of 1995.

5