Form 10-Q
period 2004-09-30
NB&T FINANCIAL GROUP INC
filed 2004-11-09
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 4, 2004, 3,226,283 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2004 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$15,990	$19,789
Interest-bearing demand deposits	322	65
Federal funds sold	4,463	2,364

Cash and cash equivalents	20,775	22,218

Securities - available-for-sale	173,592	153,121
Securities - held-to-maturity	—	38,681
Loans held for sale	—	86
Loans, net of allowance for loan losses of $ 4,544 and $4,830	403,716	404,905
Premises and equipment	14,387	14,057
Federal Reserve and Federal Home Loan Bank stock	8,097	7,877
Goodwill and other intangibles	7,158	7,039
Interest receivable and other assets	18,035	16,944

Total assets	$645,760	$664,928

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$51,802	$56,781
Savings, NOW and Money Market	208,682	217,297
Time	180,202	176,422

Total deposits	440,686	450,500

Short-term borrowings	29,058	21,909
Long-term debt	112,312	132,519
Interest payable and other liabilities	4,716	3,304

Total liabilities	586,772	608,232

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	9,797	9,692
Retained earnings	54,389	52,883
Unearned employee stock ownership plan (ESOP) shares	(1,379)	(1,506)
Accumulated other comprehensive income	992	477
Treasury stock; 592,667 and 596,667 shares at cost in 2004 and 2003	(5,811)	(5,850)

Total stockholders’ equity	58,988	56,696

Total liabilities and stockholders’ equity	$645,760	$664,928

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$6,133	$6,588	$18,596	$20,050
Securities-Taxable	1,178	994	3,536	4,237
Securities-Tax-exempt	495	614	1,573	1,900
Federal funds sold and other	34	33	87	97
Dividends on Federal Home Loan and Federal Reserve Bank stock	85	82	250	241

Total interest and dividend income	7,925	8,311	24,042	26,526

Interest Expense
Deposits	1,377	1,520	4,062	5,475
Short-term borrowings	84	55	179	158
Long-term debt	1,517	1,598	4,621	4,723

Total interest expense	2,978	3,173	8,862	10,356

Net Interest Income	4,947	5,138	15,180	16,170
Provision for Loan Losses	450	1,288	1,350	2,316

Net Interest Income After Provision for Loan Losses	4,497	3,850	13,830	13,854

Non-interest Income
Trust income	238	219	748	635
Service charges and fees	918	871	2,601	2,490
ATM network fees	83	111	251	338
Insurance agency commissions	583	577	1,896	1,936
Net gains on sales of securities available-for-sale	62	—	589	907
Other	391	340	1,035	1,080

Total non-interest income	2,275	2,118	7,120	7,386

Non-interest Expense
Salaries and employee benefits	2,724	2,561	8,386	8,403
Net occupancy expense	429	430	1,300	1,358
Equipment and data processing expense	564	607	1,765	1,930
Professional fees	442	347	1,123	1,000
Marketing expense	180	139	395	469
State franchise tax	177	166	519	517
Amortization of intangibles	183	180	516	532
Other	679	727	2,202	2,185

Total non-interest expense	5,378	5,157	16,206	16,394

Income Before Income Tax	1,394	811	4,744	4,846
Provision for Income Taxes	219	1	877	808

Net Income	$1,175	$810	$3,867	$4,038

Basic Earnings Per Share	$.37	$.26	$1.23	$1.29

Diluted Earnings Per Share	$.37	$.26	$1.22	$1.27

Dividends Declared Per Share	$.25	$.24	$.75	$.72

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended, September 30
(Dollars in thousands)	2004	2003
	(Unaudited)
Operating Activities
Net income	$3,867	$4,038
Items not requiring (providing) cash
Depreciation and amortization	1,834	1,851
Provision for loan losses	1,350	2,316
Amortization of premiums and discounts on securities	955	1,604
Net realized gains on available-for-sale securities	(589)	(907)
FHLB stock dividends	(220)	(208)
Net change in:
Loans held for sale	86	(328)
Other assets and liabilities	588	(936)

Net cash provided by operating activities	7,871	7,430

Investing Activities
Purchases of available-for-sale securities	(62,695)	(146,705)
Proceeds from sales of available-for-sale securities	35,245	34,550
Proceeds from maturities of available-for-sale securities	45,575	109,221
Proceeds from maturities of held-to-maturity securities	499	5,805
Net change in loans	(161)	(24,539)
Purchase of premises and equipment	(1,968)	(720)
Proceeds from sales of premises and equipment	—	57
Acquisition of insurance agency	(654)	—

Net cash provided (used) in investing activities	15,841	(22,331)

Financing Activities
Net change in:
Deposits	(9,814)	(9,756)
Short-term borrowings	7,149	10,513
Proceeds from FHLB advances	—	20,000
Repayment of FHLB advances	(20,207)	(2,732)
Cash dividends	(2,361)	(2,329)
Purchase of treasury shares	—	(1,050)
Proceeds from exercise of stock options	78	523

Net cash provided by (used) in financing activities	(25,155)	15,169

Increase (Decrease) in Cash and Cash Equivalents	(1,443)	268

Cash and Cash Equivalents, Beginning of Year	22,218	25,810

Cash and Cash Equivalents, End of Period	$20,775	$26,078

See Notes to Condensed Consolidated Financial Statements

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of September 30, 2004, and December 31, 2003, and the results of its operations for the three and nine month periods and cash flows for the nine months ended September 30, 2004 and 2003. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003 filed with the Commission.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,175	$810	$3,867	$4,038
Less: Total stock-based employee compensation cost determined under the fair value method, net of income taxes	(17)	(18)	(54)	(56)

Pro forma net income	$1,158	$792	$3,813	$3,982

Earnings per share:
Basic – as reported	$.37	$.26	$1.23	$1.29

Basic – pro forma	$.37	$.25	$1.21	$1.27

Diluted – as reported	$.37	$.26	$1.22	$1.27

Diluted – pro forma	$.37	$.25	$1.20	$1.26

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2004:
Available-for-Sale Securities:
U.S. government agencies	$70,247	$57	$568	$69,736
Mortgage-backed securities	62,483	817	218	63,082
State and political subdivisions	39,349	1,415	—	40,764
Other securities	10	—	—	10

	$172,089	$2,289	$786	$173,592

Held-to-Maturity Securities:
State and political subdivisions	$—	$—	$—	$—

December 31, 2003:
Available-for-Sale Securities:
U.S. government agencies	$60,502	$239	$308	$60,433
Mortgage-backed securities	84,076	1,022	537	84,561
State and political subdivisions	7,810	307	—	8,117
Other securities	10	—	—	10

	$152,398	$1,568	$845	$153,121

Held-to-Maturity Securities:
State and political subdivisions	$38,681	$1,398	$20	$40,059

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

Note 3: Loans

Categories of loans include (thousands):

	September 30, 2004	December 31, 2003
Commercial and industrial	$89,089	$89,621
Agricultural	24,557	22,841
Real estate construction	12,094	11,296
Commercial real estate	44,271	35,399
Residential real estate	153,707	158,880
Consumer	84,661	88,009
Other	141	4,011

Total loans	408,520	410,057

Less
Net deferred loan fees, premiums and discounts	(260)	(322)
Allowance for loan losses	(4,544)	(4,830)

Net loans	$403,716	$404,905

Activity in the allowance for loan losses was as follows (thousands):

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of year	$4,830	$4,010
Provision for loan losses	1,350	2,316
Recoveries	444	403
Charge-offs	(2,080)	(2,184)

Balance, end of period	$4,544	$4,545

Impaired loans totaled $4,210,000 and $3,827,000 at September 30, 2004 and December 31, 2003, respectively. An allowance for loan losses of $722,000 and $1,537,000 relates to impaired loans of $1,588,000 and $3,182,000 at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, impaired loans of $2,622,000 and $645,000 had no related allowance for loan losses.

At September 30, 2004 and December 31, 2003, accruing loans delinquent 90 days or more totaled $38,000 and $248,000, respectively. Non-accruing loans at September 30, 2004 and December 31, 2003 were $6,012,000 and $5,599,000, respectively.

Note 4: Commitments

Outstanding commitments to extend credit as of September 30, 2004 total $45,107,000. Standby letters of credit as of September 30, 2004 total $1,024,000.

Note 5: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,175	$810	$3,867	$4,038

Denominator:
Weighted-average common shares outstanding (basic)	3,148,651	3,132,344	3,147,526	3,135,985
Effect of stock options	17,772	30,391	23,122	31,449

Weighted-average common shares outstanding (diluted)	3,166,423	3,162,735	3,170,648	3,167,434

Earnings per share:
Basic	$.37	$.26	$1.23	$1.29

Diluted	$.37	$.26	$1.22	$1.27

For the three and nine months ended September 30, 2004 and 2003, stock options covering 30,000 and 11,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair marker value of the Company’s common shares.

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

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Corporation having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of June 26, 2032, at the option of the Corporation. On or after June 26, 2007, the Capital Securities are redeemable at par. Upon occurrence of specific events defined within the trust indenture, the Capital Securities may also be redeemed prior to June 26, 2007 at a premium. The Corporation has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 20 consecutive semi-annual periods.

As of September 30, 2004, December 31, 2003 and September 30, 2003, the outstanding principal balance of the Capital Securities was $8,000,000.. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions which affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, the trust was deconsolidated as of March 31, 2004, with the Company accounting for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt but eliminated its common stock investment.

Report of Independent Registered Accounting Firm

Audit Committee

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2004 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

October 27, 2004

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter of 2004 was $1.18 million, an increase of $365,000, or 45.1%, from the third quarter of 2003 net income of $810,000. Net income per share-basic was $.37 for the third quarter of 2004, compared to $.26 per share for the third quarter of 2003, an increase of 42.3%. Return on average equity and return on average assets for the third quarter of 2004 were 8.18% and 0.71%, respectively, compared to 5.46% and .47% for the same period in 2003. Net income for the first nine months of 2004 was $3.87 million, a decrease of $171,000, or 4.2%, from the first nine months of 2003 net income of $4.04 million. Net income per share-basic was $1.23 for the first nine months of 2004, compared to $1.29 per share for the first nine months of 2003, a decrease of 4.7%. Return on average equity and return on average assets for the first nine months of 2004 were 9.01% and 0.78%, respectively, compared to 9.25% and .78% for the same period in 2003.

Net Interest Income

Net interest income was $4.95 million for the third quarter of 2004 and $15.18 million for the first nine months of 2004, a decrease of $191,000 and $990,000, respectively, compared to the same periods last year. Interest income totaled $7.93 million for the third quarter of 2004, a decrease of 4.6% from $8.31 million during the same period last year. Interest income for the first nine months of 2004 totaled $24.04 million, a decrease of 9.4% from $26.53 million during the same period last year. Although average loans outstanding for the third quarter and the first nine months increased 1.82% and 3.66%, compared to the prior year, the effect of the decline in their average yields exceeded the effect of those gains. The yield on average loans decreased from 6.47% in the third quarter of 2003 to 5.92% in the third quarter of 2004, while the yield on average loans decreased from 6.76% for the first nine months of 2003 to 6.05% for the same period in 2004. Average securities outstanding for the third quarter and the first nine months of 2004 decreased 16.2% and 16.9% compared to the same periods of the prior year. The yield on average securities increased from 3.01% for the third quarter of 2003 to 3.74% for the third quarter of 2004. The yield on average securities increased from 3.67% for the first nine months of last year to 3.70% for the first nine months of 2004. A decrease in interest expense of 6.1% to $2.98 million during the third quarter of 2004 from $3.17 million during the same period last year offset part of the decrease in the third quarter’s interest income. Similarly, a decrease in interest expense of 14.4% to $8.86 million during the first nine months of 2004 from $10.36 million during the same period last year offset part of the decrease in year-to-date interest income. Average interest-bearing liabilities for the third quarter decreased 5.56% from last year to $543.2 million, and their cost decreased from 2.19% during the third quarter of last year to 2.18% in the third quarter of this year. Average interest-bearing liabilities for the first nine months of 2004 decreased 4.89% from last year to $549.1 million, and their cost decreased from 2.40% to 2.16%. Net interest margin increased to 3.23% for the third quarter of this year from 3.18% for the third quarter of last year while the net interest margin decreased to 3.30% for the first nine months of 2004 from 3.37% for the same period last year.

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio at each balance sheet date. The provision for loan losses decreased 65.1% to $450,000 during the third quarter of 2004 from $1.29 million during the third quarter of last year. For the first nine months of 2004, the provision decreased 41.7% to $1.35 million from $2.32 million for the same period last year. The lower provision for loan losses is reflective of management’s evaluation of the loan portfolio and potential weaknesses of specific loans and recognition of potential losses in the prior year. During 2003, management increased the provision due to charge-offs and reappraisals of collateral. The percentage of the allowance for loan losses to total loans increased to 1.11% at September 30, 2003 and remained at 1.11% at September 30, 2004. The percentage of non-performing assets to total loans and other real estate owned decreased to 1.53% at September 30, 2004 from 1.55% at September 30, 2003. For the year to date, net charge-offs through September 30, 2004 decreased to $1.64 million, or 0.53% (annualized), from $1.78 million, or 0.60% (annualized), for the same period in 2003.

Non-interest Income

Non-interest income was $2.28 million for the third quarter of 2004, an increase of 7.4% from the $2.12 million earned in the third quarter of 2003 primarily due to increases in trust income,service charges on deposits and gains on sales of securities Non-interest income was $7.12 million for the first nine months of 2004, compared to $7.39 million for the first nine months of 2003The Company realized $589,000 in securities gains in the first nine months of 2004, compared to $907,000 for the same period in 2003. Securities gains of $62,000 were realized in the third quarter of 2004 with none realized in the third quarter of 2003.

Non-interest Expense

Non-interest expense was $5.38 million for the third quarter of 2004, compared to $5.16 million for the third quarter of 2003 primarily due to increases in salaries and benefits and professional fees. Salaries and benefits increased in the third quarter of 2004, compared to the third quarter of 2003, primarily due to reversals of bonus accruals in the third quarter of 2003. For the first nine months of 2004, non-interest expense was $16.21 million, compared to $16.39 million for the same period in 2003.

Income Taxes

The provision for income taxes for the third quarter of 2004 was $219,000, compared to $1,000 for the same period in 2003. The provision for income taxes for the first nine months of 2004 was $877,000, compared to $808,000 for the same period last year. The effective tax rate for the three months ended and nine months ended September 30, 2004 was 15.7% and 18.5%, respectively, compared to .12% and 16.7% for the same periods in 2003. The lower effective tax rate in the third quarter of 2003 was due to tax-exempt income and the ESOP dividends paid tax deduction exceeding taxable income for the quarter.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.’s financial condition during 2004 are as follows (in thousands):

	September 2004	December 31 2003	Amount	Percent
Total Assets	$645,760	$664,928	$(19,168)	(2.9)
Federal Funds Sold	4,463	2,364	2,099	88.8
Loans (a)	403,716	404,991	(1,275)	(.3)
Securities	173,592	191,802	(18,210)	(9.5)
Demand deposits	51,802	56,781	(4,979)	(8.8)
Savings, NOW, MMDA deposits	208,682	217,297	(8,615)	(4.0)
CD’s $100,000 and over	40,412	35,332	5,080	14.4
Other time deposits	139,790	141,090	(1,300)	(.9)
Total deposits	440,686	450,500	(9,814)	(2.2)
Short-term borrowing	29,058	21,909	7,149	32.6
Long-term borrowing	112,312	132,519	(20,207)	(15.2)
Stockholders Equity	58,988	56,696	2,292	4.0

(a)	Includes loans held for sale

At September 30, 2004, total assets were $645.8 million, a decrease of $19.2 million from December 31, 2003. The decrease is primarily attributable to a decrease in the securities portfolio of $18.2 million. Loans increased $3.3 million during 2004. Deposits decreased $9.8 million primarily in the public fund demand and NOW accounts. Stockholders’ equity increased $2.3 million during the year to $60.0 million due to year-to-date earnings, less dividends paid, and an increase in other comprehensive income of $515,000 resulting from a change in market value of securities available for sale.

Average total assets decreased 4.5% to $656.3 million from the third quarter of 2003. Average total loans increased to $411.0 million, an increase of 1.8% from the same quarter of last year. The real estate and personal loan average grew $5.2 million, an increase of 2.3%. These portfolios increased due to the Company’s decision to retain shorter- term fixed-rate mortgages in its portfolio and increased home equity line production. The securities portfolio average has decreased $36.1 million from the third quarter of 2003 to $186.5 million due to security sales, accelerated prepayments and reinvestment of cash flows into loans rather than securities.

Average total deposits declined $19.4 million for the third quarter of 2004 to $443.5 million, compared to an average of $462.9 million for the same quarter last year. Average small certificates of deposit decreased $11.6 million, or 7.7%, as the Company reduced its cost of funds and customers continued to seek out higher rates of return. In addition, average large certificates of deposit declined $6.6 million. Average Federal Home Loan Bank borrowings decreased $11.0 million, or 8.7%, due to the early payoff of $17.0 million in advances in the third quarter of 2004 as well as regular monthly payments on amortizing advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended September 30, 2004 and 2003:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Balance at beginning of period	$4,681	$4,058	$4,830	$4,010

Charge-offs:
Commercial and industrial	(42)	(236)	(459)	(565)
Commercial real estate	(10)	(21)	(52)	(68)
Agricultural	(76)	(129)	(168)	(204)
Residential real estate	(187)	(273)	(448)	(372)
Consumer	(409)	(244)	(953)	(974)
Other	—	—	—	(1)

Total charge-offs	(724)	(903)	(2,080)	(2,184)

Recoveries:
Commercial and industrial	12	42	18	190
Commercial real estate	13	1	15	3
Agricultural	36	1	38	14
Residential real estate	15	4	63	12
Consumer	61	53	224	184
Other	—	—	86	—

Total recoveries	137	101	444	403

Net charge-offs	(587)	(802)	(1,636)	(1,781)
Provision for possible loan losses	450	1,289	1,350	2,316

Balance at end of period	$4,544	$4,545	$4,544	$4,545

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30 2004	December 31 2003	September 30 2003
Loans accounted for on non-accrual basis	$6,012	$5,599	$5,761
Accruing loans which are past due 90 days	38	248	266
Renegotiated loans	0	0	0
Other real estate owned	187	637	312

Total non-performing assets	$6,237	$6,484	$6,339

Ratios:
Allowance to total loans	1.11%	1.18%	1.11%
Net charge-offs to average loans (annualized)	.53%	0.77%	.60%
Non-performing assets to total loans and other real estate owned	1.53%	1.58%	1.55%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

As of September 30, 2004, there were $4.2 million in twenty-one non-accrual small business relationships. The majority of this amount consisted of two relationships, one of which is a $1.4 million loan secured by commercial real estate. The second relationship amounts to $1.8 million in the equestrian and bed and breakfast business.

Non–accrual residential real estate loans consisted of twenty-six loans that total $1.2 million with the largest balance being $112,000. Non-accrual personal loans consisted of thirty-four loans that total $315,000 and home equity credit lines consisted of 12 loans totaling $289,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at September 30, 2004, was 92.6%, compared to 89.0% at the same date in 2003. Loans to total assets were 63.2% at the end of the third quarter of 2004, compared to 59.8% at the same time last year. Management strives to keep this ratio below 70%. The Company has $173.6 in available-for-sale securities that are readily marketable. Approximately 80.2% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 90.8% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 2004, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.78%, a Tier 1 risk-based capital ratio of 13.72%, and a Tier 1 leverage ratio of 9.05%.

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

Impairment of Securities – The Financial Accounting Standards Board issued EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” in 2004 but has delayed its effective date until further guidance as to its application is approved. As a result, two proposed FASB Staff Positions have been issued: Proposed FSP EITF Issue 03-1-a, which provides guidance for the recognition of impairment due to interest rate and/or sector spread increases, and Proposed FSP Issue 03-1-b, which delays the effective date of EITF Issue 03-1. The Company is currently uncertain as to the impact these issuances will have on its financial statements.

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At September 30, 2004, the Company’s simulation model indicated the twelve-month cumulative static gap as a percent of total assets was a negative 2.7%, compared to a positive 3.0% at December 31, 2003. This change is primarily the result of a decrease in agency securities and commercial loans repricing within one year and an increase in agency securities and commercial loans repricing or maturing in two to three years. As a result, the September 30, 2004 net interest income projections indicate a decreasing net interest margin as the yields on earning assets are projected to be flat, while the cost of interest-bearing liabilities is projected to increase. This position could have a negative effect on projected net interest income over the next twelve months.

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of September 30, 2004, that the Company’s disclosure controls and procedures were effective.

(b) During the quarter ended June 30, 2004, the Company changed its core data processing system, including its core financial reporting system. This change was implemented to improve both long-term operating and financial reporting efficiencies. Management has been actively involved in the system conversion and continues to implement additional controls and procedures. At this time, the changes in the Company’s internal controls over financial reporting are not believed to have materially affected, nor to be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits
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