Form 10-K
period 2004-12-31
NB&T FINANCIAL GROUP INC
filed 2005-03-16
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Based on the closing sales price on March 7, 2005 of $25.15 per, the aggregate market value of the issuer’s shares held by nonaffiliates was $48,788,963.

As of March 7, 2005, 3,227,063 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Board of Directors;

2. Executive Officers;

3. Section 16(a) Beneficial Ownership Reporting Compliance;

4. Compensation of Executive Officers and Directors;

5. Voting Securities and Ownership of Certain Beneficial Owners and Management;

6. Certain Relationships and Related Transactions; and

7. Auditors.

NB&T FINANCIAL GROUP, INC.

For the Year Ended December 31, 2004

PART I

Item 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial”), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank has also installed cash dispensers in convenience stores in three states as of the end of 2004. The Bank also has a trust department with assets under management of approximately $194.2 million.

The Bank also operates its wholly-owned subsidiary NB&T Insurance Agency, Inc. (“NB&T Insurance”). NB&T Insurance has four locations, with its principal office in Wilmington, Ohio. During 2004, NB&T Insurance acquired one agency located in Milford, Ohio for approximately $635,000 cash. This agency was merged into NB&T Insurance. NB&T Insurance sells a full line of insurance products, including: property and casualty, life, health, and annuities.

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

Lending Activities

General. The Bank’s income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans. Please refer to Table 7 on page 16, which summarizes the loan portfolio mix.

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

Real Estate Construction. The Bank originates loans for the purpose of constructing both commercial and residential buildings. The Company offers both construction-phase-only and permanent financing.

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

Investment Activities

Funds not used in the Bank’s lending or banking function are dedicated to the investment portfolio. Those funds will be placed in Investment programs approved by the Asset/Liability Management Committee (ALCO). The deployment of these funds will be consistent with the overall strategy and risk profile of the Bank. The Bank primarily invests in high-quality securities to provide sufficient liquidity, secure pledged deposits, minimize current tax liability, and increase earnings.

Trust Services

The Bank received trust powers in 1922, and had approximately $194.2 million in assets under management at December 31, 2004 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

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

Deposits: Deposits are attracted principally from within the Bank’s market area through the offering of numerous deposit instruments, including checking accounts, savings accounts, money market deposit accounts, and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Asset/Liability Committee and the Executive Committee based on the Bank’s liquidity requirements, growth goals and market trends. The Company has also used brokers, on a limited basis, to obtain deposits. Currently the amount of deposits from outside the Bank’s market area is not significant.

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

Bank Holding Company Regulation

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain nonfinancial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2004. For NB&T Financial’s capital ratios, see Note 14 to the Consolidated Financial Statements in Item 8.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the “FRA”), which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2004.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2004. For the Bank capital ratios, see Note 14 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2004, met the standards for the highest capital category, a well-capitalized bank.

A national bank is subject to restrictions on the payment of dividends, including dividends to a holding company. The Bank may not pay a dividend if it would cause the bank not to meet its capital requirements. In addition, the dividends that a Bank subsidiary can pay to its holding company without prior approval of regulatory agencies is limited to net income plus its retained net income for the preceding two years. Based on the current financial condition of the Bank, the Bank does not expect these provisions to affect the current ability of the Bank to pay dividends to NB&T Financial in an amount customary for the Bank.

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank’s unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association’s unimpaired capital and surplus, if the additional amount is fully secured by certain forms of “readily marketable collateral.” Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including NB&T Financial, must comply with Sections 23A and 23B of the FRA.

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

The Bank is a member of the BIF, and, at December 31, 2004, it had $414.5 million in deposits insured in the BIF, as well as $18.9 million, acquired in a merger, insured in the SAIF.

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

Federal Reserve Board. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2004, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $7.4 million at December 31, 2004. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

Ohio Department of Insurance. The Bank’s insurance agency operating subsidiary is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

Item 2. Properties

NB&T Financial Group, Inc. and The National Bank and Trust Company own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The National Bank and Trust Company also owns or leases 19 full-service branch offices and one remote drive-through ATM facility, all of which are located in Adams, Brown, Clermont, Clinton, Fayette, Hardin, Highland, and Warren Counties in Ohio. The Bank owns a building at 1600 West Main Street, Wilmington, Ohio which serves as an operation center for the Bank and houses the Bank’s insurance agency. Additionally, the Bank also owns a building at 52 E. Main Street, Wilmington, Ohio, currently used as a storage facility.

Item 3. Legal Proceedings

Neither NB&T Financial nor the Bank is presently involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,227,063 common shares of the Company outstanding on December 31, 2004 held of record by approximately 421 shareholders of record other than brokers, banks and depositories, and approximately an additional 322 beneficial owners holding their shares in the names of brokers, banks and depositories. Dividends per share declared were $0.25 per share in each quarter in 2004 and were $0.24 per share in each quarter in 2003.

The Company’s shares started trading on the Nasdaq SmallCap Market under the symbol NBTF in June 2003. The following table summarizes the quarterly common stock prices and dividends declared since June 2003.

	High	Low	Dividend
2004
Fourth Quarter	$29.38	$25.50	$0.25
Third Quarter	30.96	25.50	0.25
Second Quarter	32.30	29.60	0.25
First Quarter	33.50	29.00	0.25

2003
Fourth Quarter	$31.75	$25.40	$0.24
Third Quarter	26.40	23.75	0.24
June 2003	24.00	23.30	0.24

As a national bank, the Bank is subject to restrictions on the payment of dividends to the Company, which could restrict the ability of the Company to pay dividends. The Bank may not pay a dividend if it would cause the Bank not to meet its capital requirements. In addition, without regulatory approval, the Bank is limited to paying dividends equal to net income to date in the fiscal year plus its retained net income for the preceding two years.

The Company has a stock option plan under which the Company may grant options that vest over five years to selected employees for up to 7% of the authorized and issued shares of the Company, currently 3,818,950 shares. The following table summarizes the securities authorized for issuance at December 31, 2004 under all equity compensation plans still in existence.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	135,100	$23.84	132,227
Equity compensation plans not approved by security holders	0	0	0

Total	135,100	$23.84	132,227

Item 6. Selected Financial Highlights

(Dollars and shares in thousands, except per share data)

	2004	2003	2002	2001	2000
Consolidated Statements of Income
Interest income	$32,135	$34,904	$40,400	$41,993	$41,049
Interest expense	11,904	13,371	17,310	22,849	22,711
Net interest income	20,231	21,533	23,090	19,144	18,338
Provision for loan losses	1,900	3,919	2,100	1,500	2,199
Non-interest income	9,239	9,415	8,952	7,987	4,051
Non-interest expenses	21,552	22,471	22,020	18,138	15,372
Income before income taxes	6,018	4,558	7,922	7,493	4,818
Income taxes	1,064	454	1,391	1,476	772

Net income	$4,954	$4,104	$6,531	$6,017	$4,046

Per Share Data
Basic earnings per share	$1.57	$1.31	$2.11	$1.91	$1.27
Diluted earnings per share	1.56	1.30	2.10	1.90	1.26
Dividends per share	1.00	0.96	0.92	0.84	0.76
Book value at year end	18.16	17.59	17.78	15.89	15.44
Weighted average shares outstanding – basic	3,148	3,133	3,089	3,150	3,185
Weighted average shares outstanding –diluted	3,166	3,152	3,117	3,165	3,207

Consolidated Balance Sheets (Year End)
Total assets	$645,323	$664,928	$664,803	$671,171	$579,232
Securities	169,745	191,802	213,090	216,001	160,210
Loans	402,839	409,821	384,671	382,714	374,101
Allowance for loan losses	4,212	4,830	4,010	3,810	3,802
Deposits	452,593	450,500	468,089	479,240	406,688
Long-term debt	111,673	132,519	116,446	114,844	80,323
Total shareholders’ equity	58,601	56,696	57,304	50,976	49,482

Selected Financial Ratios
Return on average assets	0.75%	0.60%	0.96%	0.99%	0.73%
Return on average equity	8.57	7.06	12.08	11.87	8.85
Dividend payout ratio	63.69	73.28	43.60	43.98	58.27
Net interest margin	3.31	3.38	3.70	3.37	3.54
Average loans to average total assets	61.80	58.42	56.92	57.02	64.59
Average equity to average total assets	8.74	8.49	8.62	7.60	8.54
Total risk-based capital ratio (at year end)	15.06	14.57	14.66	11.50	14.04
Ratio of non-performing loans to total loans	0.71	1.43	1.59	1.49	1.13
Ratio of loan loss allowance to total loans	1.05	1.18	1.04	1.00	1.02
Ratio of loan loss allowance to non-performing loans	147	83	65	67	90
Net charge-offs to average loans	0.62	0.77	0.49	0.58	0.44

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2004 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2004 and 2003 and for the three years ended December 31, 2004.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2004 was $4.9 million, or $1.57 per share, compared to $4.1 million, or $1.31 per share, for the year of 2003. The increase in net income in 2004 is primarily due to a lower loan loss provision, as a result of decreasing non-performing loans. The provision for loan losses decreased $2.0 million, or 51.5%, to $1.9 million from $3.9 million during 2003. Non-performing loans decreased 50.8% to $2.9 million from $5.8 million at December 31, 2003. Net interest income decreased $1.3 million from $21.5 million in 2003 to $20.2 million in 2004, partially offsetting the lower loan loss provision. Total non-interest income of $8.5 million for 2004, excluding securities gains, was relatively unchanged from 2003. Non-interest expense decreased from $22.5 million in 2003 to $21.6 million in 2004 due to reorganization costs of $709,000 in 2003. Performance ratios for 2004 included a return on assets of 0.75% and a return on equity of 8.57%, compared to 0.60% and 7.06%, respectively, in 2003.

Net income for 2003 was $4.1 million, or $1.31 per share, compared to $6.5 million, or $2.11 per share, for the year of 2002. The decrease in net income from 2002 to 2003 is due to primarily two factors. First, net interest income was $21.5 million for 2003, compared to $23.1 million for 2002. Second, the provision for loan losses was increased $1.8 million to $3.8 million in 2003 from $2.1 million in 2002. Performance ratios for 2003 included a return on assets of .60% and a return on equity of 7.06% compared to .96% and 12.08%, respectively, in 2002.

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2004, setting forth: (i) Average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1 – NET INTEREST INCOME AND NET INTEREST MARGIN

	2004			2003			2002
	Average Outstanding Balance	Yield / Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield / Rate	Interest Earned / Paid	Average Outstanding Balance	Yield / Rate	Interest Earned/ Paid
Loans (1)	$408,779	6.09%	$24,895	$400,008	6.62%	$26,471	$385,324	7.53%	$29,002
Securities	190,013	3.71	7,055	226,315	3.68	8,326	227,560	4.93	11,227
Deposits in banks	718.70		5	537.56		3	893	1.57	14
Federal funds sold	12,647	1.42	180	9,656	1.08	104	10,270	1.53	157

Total interest-earning assets	612,157	5.25	32,135	636,516	5.48	34,904	624,047	6.47	40,400

Non-earning assets	49,292			48,109			52,913

Total assets	$661,449			$684,625			$676,960

Interest-bearing deposits	$394,363	1.41	5,554	$415,719	1.65	6,859	$425,756	2.59	11,028
Short-term borrowings	25,770	1.05	271	24,561	0.81	198	25,571	1.32	338

Junior subordinated debentures	8,248	4.98	411	8,248	4.73	390	4,486	4.95	222

FHLB advances	116,689	4.86	5,668	123,985	4.78	5,924	113,354	5.05	5,722

Total interest-bearing liabilities	545,070	2.18	11,904	572,513	2.34	13,371	569,167	3.04	17,310

Non-interest bearing liabilities	58,544			53,960			53,740
Capital	57,835			58,152			54,053

Total liabilities and capital	$661,449			$684,625			$676,960

Net interest income			$20,231			$21,533			$23,090

Net interest income margin		3.31%			3.38%			3.70%

(1)	Includes nonaccrual loans and loan fees.

Net interest income decreased $1.3 million, or 6.0%, from $21.5 million in 2003 to $20.2 million in 2004. Net interest margin decreased from 3.38% in 2003 to 3.31% in 2004. Interest income on loans decreased $1.6 million, or 6.0%, from 2003, and the yield on average loans decreased from 6.62% in 2003 to 6.09% in 2004, despite an increase in average loans of $8.8 million. Although the prime rate increased approximately 125 basis points from June 2004 to December 2004, approximately 60% of the Company’s adjustable-rate loan portfolio reprices off the three- and five-year treasury rates. These treasury rates remained lower in 2004 than the previous repricing rates, resulting in a decrease in the yield earned on adjusting loans. In addition, interest income on securities decreased $1.2 million from $8.3 million in 2003 to $7.1 million in 2004. The average securities balance declined $36.3 million in 2004, primarily due to the use of proceeds from the sale and maturity of securities to pay down approximately $21.0 million in FHLB debt. The interest expense on interest-bearing liabilities only decreased $1.5 million from $13.4 million in 2003 to $11.9 million in 2004. The yield on interest-bearing deposits declined 24 basis points from 1.65% in 2003 to 1.41% in 2004 as certificate of deposits matured and repriced at lower rates. Rates on short-term borrowings, are directly tied to the prime rate. As a result, short-term borrowing costs increased during the last six months of 2004. The yields on FHLB borrowings increased from 4.78% in 2003 to 4.86% in 2004, as lower rate advances were paid off, and higher-rate advances remained outstanding. Based on the current rate environment, management expects these advances to have a negative impact on earnings for several years.

Net interest income decreased $1.6 million, or 7.0%, from $23.1 million in 2002 to $21.5 million in 2003. Net interest margin decreased from 3.70% in 2002 to 3.38% in 2003. As interest rates remained at historical lows during 2003, the interest income on interest-earning assets decreased $5.5 million from $40.4 million in 2002 to $34.9 million in 2003. The interest expense on interest-bearing liabilities, however, decreased only $3.9 million from $17.3 million in 2002 to $13.4 million in 2003. This decrease is primarily the result of a mismatch in interest rate risk between investments and FHLB borrowings.

Historically at various times, the Bank has utilized FHLB borrowings to purchase securities, leverage its capital position and improve earnings. With the decrease in rates during 2003, however, higher yielding mortgage-related and callable securities prepaid and were reinvested at lower yields. As a result, interest on securities decreased 25.9%, or $2.9 million in 2003 from 2002, and the yield decreased 125 basis points from 4.93% to 3.68%. The average balance of the securities portfolio decreased $1.2 million, or .55%, from 2002, due to the prepayments and a shifting of balances from mortgage-related securities to mortgage loans. Unfortunately, interest expense on FHLB borrowings did not decrease. These borrowings have fixed rates and are subject to significant prepayment penalties. Interest expense on FHLB borrowings increased to $5.9 million in 2003 from $5.7 million in 2002 and the average cost decreased to 4.78% in 2003 from 5.05% in 2002 due to additional average borrowings of $10.6 million during 2003 and no repricing of prior years outstanding FHLB borrowings.

Interest income on loans decreased $2.5 million from $29.0 million in 2002 to $26.5 million in 2003. While the yield decreased to 6.62% in 2003 from 7.53%, an increase in average loans of $14.7 million partially offset the decrease in yield. Interest expense on deposits and short-term borrowings decreased $4.3 million, or 37.9%, in 2003 compared to 2002. This decrease was due to a combination of lower average costs, average balances and mix of deposits. Average interest-bearing deposits and short-term borrowings decreased $11.0 million, or 2.4%, during 2003, while the cost decreased from 2.52% in 2002 to 1.60% in 2003. The volume growth in average deposits and short-term interest-bearing liabilities was due to a $2.1 million, or 1.2%, increase in NOW and money market accounts, and a $3.3 million, or 8.2%, increase in savings deposits, offset by a decrease in average certificates of deposits of $15.5 million.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2004. Changes attributable to rate and volume are allocated to both rate and volume on an equal basis.

TABLE 2 – NET INTEREST INCOME – RATE/VOLUME ANALYSIS

	Years ended December 31, 2004 vs 2003 Increase (decrease) due to			Years ended December 31, 2003 vs 2002 Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$557	$(2,133)	$(1,576)	$1,038	$(3,569)	$(2,531)
Securities	(1,342)	71	(1,271)	(54)	(2,847)	(2,901)
Deposits in banks	1	1	2	(4)	(7)	(11)
Federal funds sold	37	39	76	(8)	(45)	(53)

Total interest-earning assets	(747)	(2,022)	(2,769)	972	(6,468)	(5,496)

Interest expense attributable to:
Interest-bearing deposits	(327)	(978)	(1,305)	(213)	(3,956)	(4,169)
Short-term borrowings	11	62	73	(11)	(129)	(140)
Junior subordinated debentures	0	21	21	182	(14)	168
FHLB advances	(351)	95	(256)	522	(320)	202

Total interest-bearing liabilities	(667)	(800)	(1,467)	(480)	(4,419)	(3,939)

Net interest income	$(80)	$(1,222)	$(1,302)	$492	$(2,049)	$(1,557)

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $8.5 million in 2004, $ 8.5 million in 2003, and $8.5 million in 2002. Trust income increased 14.8% in 2004 and decreased 6.8 % in 2003, which was a function of the decline and subsequent increase in the average market value of funds under management. Service charges and fees have increased over the last three years due to increased charges and growth in the number of accounts. In 2002, the Company also introduced the Overdraft Protector program that aids customers by paying more and returning fewer overdraft checks. ATM network fees generated were $315,000 in 2004, $435,000 in 2003, and $578,000 in 2002. At the end of 2004, there were thirty-two machines installed in three states compared to forty-seven machines installed at the end of 2003 and sixty-five at the end of 2002. The decrease in machines installed and fees generated is a result of increased competition in the ATM network business and the Company’s decision not to expand this line of business due to lower profit margins and higher machine upgrade expenses. Insurance agency commission income increased from $2,355,000 in 2002 to $2,519,000 in 2003 due to increased commissions from acquired agencies and remained relatively unchanged at $2,494,000 in 2004, mainly due to a decline in annuity sales. Bank owned life insurance (“BOLI”) income decreased to $531,000 in 2003 compared to $787,000 in 2002 due to a death benefit claim in 2002. In 2004, other income decreased to $716,000 from $848,000 in 2003 due to decreased loan originations and loan fees. During 2003, other income decreased to $848,000 from $1,127,000 in 2002 primarily due to reimbursement of self-insured insurance claims in 2002.

TABLE 3 - NON-INTEREST INCOME

(in thousands)

				Percent Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Trust	$991	$863	$926	14.83%	(6.80)%
Service charges on deposits	2,748	2,687	2,270	2.23	18.37
Other service charges	668	617	489	8.27	26.18
ATM network fees	315	435	578	(27.36)	(24.74)
Insurance agency commissions	2,494	2,519	2,355	(.99)	6.96
Income from BOLI	520	531	787	(2.07)	(32.53)
Other	716	848	1,127	(15.57)	(24.76)

Total	$8,452	$8,500	$8,532	(.56)%	(.38)%

Gain on sales of securities totaled $787,000 in 2004, compared to $915,000 in 2003. Proceeds from the sale of securities totaled $42.1 million in 2004, compared to $42.5 million in 2003.

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years. Total non-interest expense decreased from $22.4 million in 2003, to $21.6 million in 2004. From 2002 to 2003, non-interest expense was up $379,000.

Salaries and benefits expense, which is the largest component of non-interest expense, increased to $11.1 million in 2004 from $11.0 million in 2003. Salaries and benefits expense in 2002 was $11.5 million. In 2004, salary expense was down approximately $370,000, largely due to a reduction in staffing in the fourth quarter of 2003 and the closing of three offices in January 2004. This decrease was offset by payment of bonuses in 2004. The decrease in expense in 2003 is primarily due to elimination of officer bonuses, offset by an increase in health care costs and other retirement expenses. The average number of full-time equivalent employees was 249 in 2004, 269 in 2003 and 269 in 2002.

The operations center which opened in April 2003 contributed to the 14.2% increase in occupancy from 2002 to 2003. Equipment expense declined from $2.6 million in 2003 to $2.2 million in 2004, primarily due to the Bank’s conversion to a new processing system in April 2004 where the annual maintenance fees were waived for the first year. Data processing expenses increased from $526,000 in 2002 to $601,000 in 2003 and $684,000 in 2004, largely a result of increasing debit card processing expense. Professional fees increased 7.3% from 2003 to 2004, primarily due to legal fees associated with loan collection efforts and third-party loan review.

Other noninterest expenses increased 58.9% to $2.3 million in 2003 primarily due to $704,000 in reorganization expenses. On October 3, 2003, the Company announced it was undertaking several initiatives designed to lower the Company’s non-interest expense by closing three of its banking offices and reducing its workforce. As of January 31, 2004, the three branch facilities were closed.

TABLE 4 - NON-INTEREST EXPENSE

(in thousands)

				Percent Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Salaries & employee benefits	$11,055	$10,997	$11,512.53%		(4.47)%
Occupancy	1,743	1,790	1,568	(2.63)	14.16
Equipment	2,213	2,643	2,748	(16.27)	(3.82)
Data processing	684	601	526	13.81	14.26
Professional fees	1,388	1,294	1,281	7.26	1.01
Marketing	628	577	785	8.84	(26.50)
Printing, postage and supplies	809	827	941	(2.18)	(12.11)
State franchise tax	701	685	548	2.34	25.00
Amortization of intangibles	705	712	616	(.98)	15.58
Other	1,626	2,345	1,495	(30.66)	58.86

Total	$21,552	$22,471	$22,020	(4.09)%	2.05%

INCOME TAXES

The effective tax rates were 17.7% for 2004, 10.0% for 2003 and 17.6% for 2002. The effective tax rate being lower than the statutory rate was primarily due to tax-exempt municipal bond interest income and BOLI income.

FINANCIAL CONDITION

ASSETS

Average total assets increased 3.4% during 2004 to $661.4 million. Average interest-earning assets decreased 3.8%, and were 93% of total average assets, equivalent to 2003 and 2002.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on amortized cost, at the dates indicated (thousands):

TABLE 5 – SECURITIES PORTFOLIO

	At December 31,
	2004	2003	2002
Securities available for sale (Book Value):
U.S. Treasuries & U.S. agency notes	$69,135	$60,502	$44,315
U.S. agency mortgage-backed securities	30,098	42,696	101,495
Other mortgage-backed securities	31,825	41,380	3,077
Municipals	38,336	7,810	8,576
Other securities	10	10	8,010

Total securities available for sale	169,404	152,398	165,473

Securities held to maturity:
Municipals	—	38,681	44,490

Total securities	$169,404	$191,079	$209,963

The majority of the decreases in the securities portfolio from 2003 to 2004 were the result of sales of U.S. agency mortgage-backed securities and other mortgage-backed securities, as well as some out-of-state municipal bonds. Part of the proceeds of these sales, along with the proceeds from matured securities, were used to payoff approximately $21.0 million in Federal Home Loan Bank debt.

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

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2004. U.S. agency mortgage-backed securities and other mortgage-backed securities are categorized according to their expected prepayment speeds. All other securities are categorized based on contractual maturity. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations. Yields do not include the effect of income taxes (dollars in thousands).

TABLE 6 – SECURITIES PORTFOLIO REPRICING

	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasuries & U.S. agency notes	$—	—	$69,135	2.66	$—		$—	—	$69,135	2.66
U.S. agency mortgage-backed securities	543	4.06	28,165	4.76	1,390	5.47	—	—	30,098	4.78

Other mortgage-backed securities	5,733	3.23	25,070	3.50	1,022	4.22	36,726	5.02	31,825	3.47
Municipals	—	—	100	4.50	1,510	3.47	—	—	38,336	4.96

Other securities	—				—		10	—	10	—

Total securities available for sale	$6,276	3.30	$122,470	3.32	3,922	4.37	$36,736	5.02	169,404	3.71

LOANS

Table 7 shows loans outstanding at period end by type of loan. Commercial and industrial loans declined from $108.5 million in 2002 to $89.6 million in 2003 and $85.7 million in 2004. The decline in the commercial and industrial loan portfolio has been largely offset by an increase in commercial real estate and real estate construction loans. The Company has experienced an increase in its commercial real estate and construction lending over the past five years, because of the Company’s sales activities in the higher-growth Clermont and Warren Counties. The Company continues to focus its commercial lending on small- to medium-sized companies with established track records in its market area.

Residential real estate loans increased $11.3 million in 2003 and declined $10.2 million in 2004. In 2003 and continuing in 2004, the Company maintained shorter-term fixed-rate real estate loans for its portfolio and sold the majority of the long-term fixed-rate residential real estate loans originated. While mortgage loan rates remained at historical lows, the Company sold more than it retained resulting in a declining balance.

Installment loans outstanding decreased $7.0 million to $81.0 million in 2004 from $88.0 million at December 31, 2003. This decrease occurred primarily in direct personal loans. Installment loans decreased to 20% of the portfolio at December 31, 2004 from 21% at December 31, 2003.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2004, the highest commercial lending concentration was 13% for rental real estate properties.

TABLE 7 - LOAN PORTFOLIO

(in thousands)

At December 31,

	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial & industrial	$85,681	21%	$89,621	22%	$108,513	28%	$106,976	28%	$92,328	25%
Commercial real estate	52,251	13	35,399	9	28,179	7	31,022	8	31,017	8
Real estate construction	13,114	3	11,296	3	7,282	2	5,389	2	11,677	3
Agricultural	22,284	6	22,841	6	20,857	6	19,076	5	18,256	5
Residential real estate	148,644	37	158,880	38	141,417	37	145,755	38	145,582	39
Installment	80,978	20	88,009	21	74,533	19	70,345	18	71,414	19
Other	119	0	4,011	1	4,247	1	3,883	1	3,209	1
Deferred net origination costs	(232)	0	(322)	0	(357)	0	268	0	618	0

Total	$402,839	100%	$409,735	100%	$384,671	100%	$382,714	100%	$374,101	100%

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2004, which based on contractual maturities, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

TABLE 8 – LOAN MATURITIES AND PRICE SENSITIVITY

(in thousands)

	Due 0-1 Year	Due 1-5 Years	Due 5+ Years	Total
Commercial and Industrial	$16,728	$22,387	$46,566	$85,681
Commercial Real Estate	5,662	4,470	42,119	52,251
Real Estate Construction	8,464	164	4,486	13,114
Agricultural	9,078	3,729	9,477	22,284

Total	$39,932	$30,750	$102,648	$173,330

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and Industrial	$19,424	$49,529	$68,953
Commercial Real Estate	4,910	41,679	46,589
Real Estate Construction	151	4,499	4,650
Agricultural	3,673	9,533	13,206

Total	$28,158	$105,240	$133,398

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31, for each of the last five years:

TABLE 9 – NON-PERFORMING ASSETS

(in thousands)

	2004	2003	2002	2001	2000
Non-accrual loans	$2,874	$5,599	$4,734	$4,859	$4,098
Loans 90 days or more past due	0	248	1,391	858	113
Renegotiated loans	0	0	0	0	0
Other real estate owned	389	637	226	143	67

Total non-performing assets	$3,263	$6,484	$6,351	$5,860	$4,278

RATIOS
Non-performing assets to total loans and other real estate owned	.81%	1.58%	1.65%	1.53%	1.14%
Ratio of loan loss allowance to non-performing loans	147	83	65	67	90

The amount of non-accrual loans was $2.9 million at year-end 2004, compared to $5.6 million at year-end 2003. The decline is attributable to the resolution of two non-performing relationships during the fourth quarter of 2004. The two relationships totaled $3.2 million and were resolved for a net loss of $437,000, which was previously specifically reserved.

Interest income recognized in 2004 on non-accrual loans outstanding at December 31, 2004 was $-0-, however, interest income that would have been recognized had the loans been accruing would have been approximately $181,000.

As of December 31, 2004 there were $1.0 million in twenty-two non-accrual small business relationships with the largest loan balance being $182,000. Non–accrual residential real estate loans consisted of twenty-four loans that total $1.3 million with the largest balance being $112,000. Non-accrual personal loans consisted of sixty-two loans totaling $356,000, and home equity credit loans consisted of ten loans totaling $238,000.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses charged to expense was $1.9 million in 2004, a decrease of $2.0 million from the provision of $3.9 million recorded in 2003, which was an increase from $1.8 million in 2002. The lower provision for loan losses for 2004 was attributable to two factors. First, non-accruing loans decreased $2.7 million to $2.9 million at December 31,2004 from $5.6 million at December 31, 2003. Secondly, net charge-offs were $2.5 million in 2004, compared to $3.1 million in 2003.

Table 10 shows selected information relating to the Company’s allowance for loan losses. The allowance is maintained to absorb potential losses in the portfolio. Management’s determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb possible future loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

TABLE 10 – ALLOWANCE FOR LOAN LOSSES

(in thousands)

	December 31,
	2004	2003	2002	2001	2000
Balance at beginning of period	$4,830	$4,010	$3,810	$3,802	$3,222

Charge-offs:
Commercial and industrial	(514)	(696)	(486)	(691)	(858)
Commercial real estate	(501)	(88)	(53)	(15)	(15)
Real estate construction	—	(9)	—	(35)	—
Agricultural	(173)	(35)	(53)	(119)	(107)
Residential real estate	(625)	(1,093)	(238)	(150)	(66)
Installment	(1,385)	(1,385)	(1,346)	(1,318)	(825)
Other	—	(316)	(9)	(18)	—

Total charge-offs	(3,198)	(3,622)	(2,185)	(2,346)	(1,871)

Recoveries:
Commercial and industrial	119	200	49	33	62
Commercial real estate	51	6	—	—	—
Real estate construction	—	9	—	—	—
Agricultural	41	—	10	9	5
Residential real estate	88	37	7	2	1
Installment	271	255	219	188	183
Other	110	16	—	—	1

Total recoveries	680	523	285	232	252

Net charge-offs	(2,518)	(3,099)	(1,900)	(2,114)	(1,619)
Acquired in acquisition	—	—	—	622	—
Provision for possible loan losses	1,900	3,919	2,100	1,500	2,199

Balance at end of period	$4,212	$4,830	$4,010	$3,810	$3,802

Ratio of net charge-offs to average loans outstanding during the period	0.62%	0.77%	0.49%	0.58%	0.44%

Average loans outstanding	$408,779	$400,008	$385,324	$366,190	$367,419

Net charge-offs were higher in 2003 with increased bankruptcies, foreclosures and change in economic conditions. During 2003, management reappraised collateral securing loans, updated estimated recovery rates, and used a third-party loan specialist to assist in identifying other potential loan weaknesses. Because of this, management charged-off or charged-down problem loans and increased the loan loss provision in 2003 based upon evaluation of the loan portfolio and potential weaknesses of specific loans incorporating the updated estimates. Net charge-offs as a percentage of average loans decreased to .62% for the year 2004, compared to .77% for the year 2003. The allowance for loan losses as a percent of total loans at December 31 was 1.05% in 2004, 1.18% in 2003, and 1.04% in 2002.

The Company allocates the allowance for loan losses to specifically classified loans and generally based on three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentage applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors. Table 11 shows the allocation of the allowance for loan losses as of December 31, 2004.

TABLE 11 – ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(in thousands)

	Amount	Percent of Total
Commercial and industrial	$679	16%
Commercial real estate	1,064	25
Real estate construction	73	2
Agricultural	105	2
Residential real estate	556	13
Installment	1,201	29
Other
Unallocated	534	13

	$4,212	100%

OTHER ASSETS

In September 2000, $10 million was used to purchase Bank Owned Life Insurance with a cash surrender value that increases tax-free during future years at an adjustable rate. At December 31, 2004, the cash surrender value was $12.1 million. The Company also operates a network of cash dispenser machines located in convenience stores and supermarkets. There were 32 machines located in Ohio, Kentucky and Indiana at the end of 2004. Due to changes in the market, the Company anticipates a reduced commitment to this business in the future. The intangible assets consisted of core deposit intangibles of $3.1 million, which is amortized over the expected life of the related core deposits, and goodwill of $3.6 million, which is not amortized in accordance with SFAS No. 141, but is tested annually for impairment. In 2004 and 2003, no goodwill was expensed due to impairment of value.

DEPOSITS

Table 12 presents a summary of period end deposit balances. Interest-bearing NOW accounts have increased from 20% of deposits in 2000 to 24% in 2004 due to the introduction of a high yielding, high balance checking account early in 2000. Savings accounts have continued to grow with 12% of total deposits at December 31, 2004. The Company introduced a Business Savings account in 2004, which contributed to the Savings growth. Money market accounts declined from 13% to 10% in 2004, partially due to the introduction of the Business Savings account. Certificates of deposit less than $100,000 increased to 32% of deposits by the end of 2004, as interest rates increased. Certificates of $100,000 and over are primarily short-term public funds and broker deposits. Balances of such large certificates fluctuate depending on the Company’s pricing strategy and funding needs at any particular time and were up to 9% of total deposits in 2004. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company issued approximately $6.0 million in certificates of deposit through brokers in 2004 at terms ranging from 15 to 24 months. The amount of deposits currently from outside the Company’s market area is not significant.

TABLE 12 – DEPOSITS

(in thousands)

At December 31,

	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$58,452	13%	$56,781	13%	$52,280	11%	$52,734	11%	$42,965	11%
NOW	109,840	24%	110,429	25%	111,680	24%	103,905	22%	81,540	20%
Savings	53,037	12%	46,785	10%	41,853	9%	42,854	9%	32,628	8%
Money market	45,023	10%	60,084	13%	54,688	12%	59,990	13%	33,533	8%
CD’s less than $100,000	143,264	32%	141,089	31%	164,962	35%	174,599	36%	172,982	43%
CD’s $100,000 and over	42,977	9%	35,332	8%	42,633	9%	45,158	9%	43,040	10%

Total	$452,593	100%	$450,500	100%	$468,096	100%	$479,240	100%	$406,688	100%

The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated (thousands):

TABLE 13 – MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2004
Three months or less	$7,947
Over 3 months to 6 months	6,847
Over 6 months to 12 months	16,495
Over twelve months	11,688

Total	$42,977

OTHER BORROWINGS

Periodically during the past five years the Company has purchased investment securities with funds borrowed from the FHLB. At December 31, 2004, the Bank had outstanding $103.4 million of total borrowings from the FHLB, $98.5 million of which consisted of seven fixed-rate notes with a weighted average rate of 5.20% and with maturities in 2008, 2010 and 2011. At the option of the FHLB, all of these notes can be converted at certain dates to instruments that adjust quarterly at the three-month LIBOR rate. The note amount and nearest optional conversion dates at December 31, 2004, are: $86.5 million in 2005 and $12 million in 2006. These notes are subject to substantial prepayment penalties. The remaining $4.9 million consists of one fixed-rate monthly amortizing note with a weighted average rate of 4.67% and with final maturity in 2006.

At December 31, 2004, the Company’s short-term borrowings consisted of $16.9 million in securities sold under repurchase agreements and $1.2 million in treasury demand notes. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated (dollars in thousands):

TABLE 14 – SHORT-TERM BORROWINGS

	December 31,
	2004	2003	2002
Amount of short-term borrowings outstanding at end of period	$18,023	$21,909	$19,240
Maximum amount of short-term borrowings outstanding at any month end during period	$39,250	$36,480	$30,145
Average amount of short-term borrowings outstanding during period	$25,770	$24,561	$23,445

Weighted average interest rate of short-term borrowings during period	1.05%	0.83%	1.33%
Weighted average interest rate of short-term borrowings at end of period	1.81%	0.65%	0.87%

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at December 31, 2004 and the periods the expected payments are due.

TABLE 15- CONTRACTUAL OBLIGATIONS

(In thousands)

December 31, 2004

		Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time Deposits	$186,242	$116,265	$48,606	$5,405	$15,966
Long-Term Debt	111,673	4,925	—	45,000	61,748
Capital Lease	—	—	—	—	—
Operating Lease	346	98	151	67	30
Fixed Purchase Obligation	—	—	—	—	—
Variable Purchase Obligation (a)	1,794	363	692	590	149
Other Long-Term Liabilities Reflected on the Balance Sheet	—	—	—	—	—

Total	$300,055	$121,651	$49,449	$51,062	$77,893

(a)	Variable purchase obligation includes service contracts based on variable pricing measures such as number of accounts or items processed. Future obligations have been estimated based recent activity and pricing.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2004, NB&T Financial Group, Inc. met all of its capital requirements with a total risk-based capital ratio of 15.06%, a Tier 1 risk-based capital ratio of 14.06%, and a Tier 1 leverage ratio of 9.18%.

LIQUIDITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at December 31, 2004, was 89.0%, compared to 91.0% at December 31, 2003. Loans to total assets were 62.4% at the end of 2004, compared to 61.6% at the same time last year. Management strives to keep this ratio below 70%. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 67% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 91% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

The Company’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Company’s Board of Directors approves the guidelines established by ALCO. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored on a quarterly basis through ALCO meetings. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule (Table 16) quantifies the static asset/liability rate sensitivity as of December 31, 2004 for the Bank only. As shown, the Bank was asset sensitive for periods zero through one year and one- to five-years and liability sensitive within the over-five-year period. Asset sensitive means the Bank has more earning assets with the potential to change rate than interest-bearing liabilities. Conversely, liability sensitive means the Bank has more interest-bearing liabilities with the potential to change rate than earning assets. The cumulative gap as a percent of total assets through one year at the end of 2004 was a positive 7.7% compared to a positive 3.0% at the end of 2003. The balances of transaction type NOW and MMDA accounts are scheduled to run off over their expected lives. Although the entire balance of these deposits is subject to repricing or withdrawal in a relatively short period of time, they have been a stable base of retail core deposits for the Bank. Also, historically their sensitivity to changes in interest rates has been significantly less than some other deposits, such as certificates of deposit. The Bank estimates the repricing periods for NOW, savings and MMDAs using guidance available from industry historical measures. However, considering today’s low interest rate environment, the future rate sensitivity of these deposits could be significantly different.

TABLE 16 – INTEREST RATE GAP ANALYSIS

(in thousands)

At December 31, 2004

	Report Grouping
	0-3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years	Total
Loans	$78,236	$27,752	$47,257	$230,963	$18,631	$402,839
Securities	18,207	5,423	11,892	126,475	15,924	177,921
Short-term funds & BOLI	16,803	—	12,150	—	—	28,953

Total Earning Assets	$113,246	$33,175	$71,299	$357,438	$34,555	$609,713

Savings, NOW & MMDA	$12,357	$12,355	$24,711	$136,421	$22,056	$207,900
Other time deposits	24,937	26,084	65,147	54,108	15,966	186,242
Long term debt	675	683	1,390	47,390	53,286	103,424

Total Interest Bearing Funds	$37,969	$39,122	$91,248	$237,919	$91,308	$497,566

Period gap	75,277	(5,947)	(19,949)	119,519	(56,753)	112,147
Cumulative gap	75,277	69,330	49,381	168,900	112,147
Gap as a percent of assets	11.68%	10.76%	7.66%	26.22%	17.41%

In the Company’s simulation models, each asset and liability balance is projected over a one-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a quarterly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Company’s current one-year simulation models under stable rates indicate a relatively flat yield on interest-earning assets and an increasing cost of interest-bearing liabilities. This position could have a slightly negative effect on projected net interest margin over the next twelve months.

Simulation models are also performed under an instantaneous parallel 300 basis point increase or decrease in interest rates. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as Table 17 indicates at December 31, 2004, the results of 300 basis points increase simulations are within those guidelines; however, the results of the 200 and 300 basis points decrease simulations exceeded those guidelines. Interest rates have declined to historically low levels. As a result, many of the Bank’s deposits are within 200 basis points of a zero interest rate floor, and the Bank’s inability to reduce rates below the zero floor could negatively impact the Bank’s future earnings and market value of equity.

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

TABLE 17 – RATE SHOCK ANALYSIS

	One Year Net Interest Income Change			Economic Value of Equity Change
Rate Shock	Year End 2004	Year End 2003	ALCO Guideline	Year End 2004	Year End 2003	ALCO Guideline
+ 300	- 2.8%	- 1.8%	± 10%	- 2.4%	-13.6%	± 50%
+ 200	1.3	- 0.4	± 10	0.0	- 7.6	± 30
+ 100	0.3	0.2	± 10	0.7	- 2.8	± 15
- 100	- 8.7	- 7.6	± 10	- 7.9	- 6.0	± 15
- 200	-17.9	-14.4	± 10	-18.7	- 9.2	± 30
- 300	-27.5	-20.1	± 10	-25.7	-13.2	± 50

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

EFFECT OF RECENT ACCOUNTING STANDARDS

Impairment of Securities- The Financial Accounting Standards Board issued EITF Issue 03-1 “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investment” in 2004 but has delayed its effective date until further guidance as to its application is approved. As a result, two proposed FASB Staff Positions have been issued: Proposed FSP EITF Issue 03-1-a, which provides guidance for the recognition of impairment due to interest rate and/or sector spread increases, and Proposed FSP Issue 03-1 b, which delays the effective date of EITF Issue 03-1. Until further guidance is provided, the Company is uncertain as to the impact these issuances will have on its financial statements.

Share Based Payments- The Financial Accounting Standards Board issued Standard 123R “Share Based Payments” in 2004, which becomes effective for accounting periods beginning after June 15, 2005. This standard impacts the accounting for and disclosure of stock-based compensation plans. As disclosed in Note 1 “Stock Options” to the financial statements included in Item 8, this standard will increase the Company’s compensation expense related to stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Market Risk Management” in Item 7, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

-INDEX-

PAGE
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM	26

FINANCIAL STATEMENTS

Consolidated Balance Sheets	27

Consolidated Statements of Income	28-29

Consolidated Statements of Shareholders’ Equity	30

Consolidated Statements of Cash Flows	31-32

Notes to Consolidated Financial Statements	33-52

Report of Independent Registered Public Accounting Firm

Board of Directors

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2004 an 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NB&T Financial Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

February 4, 2005

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2004 and 2003

(Dollars in Thousands)

	2004	2003
Assets
Cash and due from banks	$13,248	$19,789
Interest-bearing demand deposits	563	65
Federal funds sold	16,240	2,364

Cash and cash equivalents	30,051	22,218

Available-for-sale securities	169,745	153,121
Held-to-maturity securities	—	38,681
Loans held for sale	—	86
Loans, net of allowance for loan losses of $4,212 and $4,830 at December 31, 2004 and 2003	398,627	404,905
Premises and equipment	14,096	14,057
Federal Reserve and Federal Home Loan Bank stock	8,176	7,877
Earned income receivable	3,393	3,492
Goodwill	3,625	3,625
Core deposits and other intangibles	3,344	3,414
Bank-owned life insurance	12,150	11,631
Other	2,116	1,821

Total assets	$645,323	$664,928

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$58,451	$56,781
Savings, NOW and money market	207,900	217,297
Time	186,242	176,422

Total deposits	452,593	450,500

Short-term borrowings	18,023	21,909
Long-term debt	111,673	132,519
Interest payable and other liabilities	4,433	3,304

Total liabilities	586,722	608,232

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	9,828	9,692
Retained earnings	54,688	52,883
Unearned employee stock ownership plan (ESOP) shares	(1,337)	(1,506)
Accumulated other comprehensive income	225	477
Treasury stock, at cost Common; 2004 – 591,887 shares, 2003 – 596,667 shares	(5,803)	(5,850)

Total stockholders’ equity	58,601	56,696

Total liabilities and stockholders’ equity	$645,323	$664,928

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands, except per share amounts)

	2004	2003	2002
Interest and Dividend Income
Loans	$24,895	$26,471	$29,002
Securities
Taxable	4,638	5,515	8,178
Tax-exempt	2,076	2,488	2,713
Federal funds sold	180	104	157
Dividends on Federal Home Loan and Federal Reserve Bank stock	341	323	336
Deposits with financial institutions	5	3	14

Total interest and dividend income	32,135	34,904	40,400

Interest Expense
Deposits	5,554	6,859	11,028
Short-term borrowings	271	198	338
Long-term debt	6,079	6,314	5,944

Total interest expense	11,904	13,371	17,310

Net Interest Income	20,231	21,533	23,090

Provision for Loan Losses	1,900	3,919	2,100

Net Interest Income After Provision for Loan Losses	18,331	17,614	20,990

Noninterest Income
Trust income	991	863	926
Service charges on deposits	2,748	2,687	2,270
Other service charges and fees	668	617	489
ATM network fees	315	435	578
Insurance agency commissions	2,494	2,519	2,355
Net realized gains on sales of available-for-sale securities	787	915	420
Income from bank owned life insurance	520	531	787
Other	716	848	1,127

Total noninterest income	9,239	9,415	8,952

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands, except per share amounts)

Noninterest Expense
Salaries and employee benefits	$11,055	$10,997	$11,512
Net occupancy expense	1,743	1,790	1,568
Equipment expense	2,213	2,643	2,748
Data processing fees	684	601	526
Professional fees	1,388	1,294	1,281
Marketing expense	628	577	785
Printing, postage and supplies	809	827	941
State franchise tax	701	685	548
Amortization of intangibles	705	712	616
Other	1,626	2,345	1,495

Total noninterest expense	21,552	22,471	22,020

Income Before Income Tax	6,018	4,558	7,922

Provision for Income Taxes	1,064	454	1,391

Net Income	$4,954	$4,104	$6,531

Basic Earnings Per Share	$1.57	$1.31	$2.11

Diluted Earnings Per Share	$1.56	$1.30	$2.10

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2002	1,000	9,129	48,109	(1,871)	(145)	(5,246)	50,976
Comprehensive income
Net income			6,531				6,531
Change in unrealized (loss) on securities available for sale, net of reclassification adjustment and tax effect					2,209		2,209

Total comprehensive income							8,740

Dividends on common stock, $.92 per share			(2,848)				(2,848)
Sale of stock to ESOP (5,728 shares)		83				49	132
Stock options exercised		30				78	108
ESOP shares earned	—	28	—	168	—	—	196

Balance, December 31, 2002	1,000	9,270	51,792	(1,703)	2,064	(5,119)	57,304
Comprehensive income
Net income			4,104				4,104
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(1,587)		(1,587)

Total comprehensive income							2,517

Dividends on common stock, $.96 per share			(3,013)				(3,013)
Purchase of Stock (45,245 shares)						(1,138)	(1,138)
Tax benefit on stock options exercised		172					172
Stock options exercised		186				407	593
ESOP shares earned	—	64	—	197	—	—	261

Balance, December 31, 2003	1,000	9,692	52,883	(1,506)	477	(5,850)	56,696
Comprehensive income
Net income			4,954				4,954
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(252)		(252)

Total comprehensive income							4,702

Dividends on common stock, $1.00 per share			(3,149)				(3,149)
Tax benefit on stock options exercised		16					16
Stock options exercised		42				47	89
ESOP shares earned	—	78	—	169	—	—	247

Balance, December 31, 2004	$1,000	$9,828	$54,688	$(1,337)	$225	$(5,803)	$58,601

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands)

	2004	2003	2002
Operating Activities
Net income	$4,954	$4,104	$6,531
Items not requiring (providing) cash
Depreciation and amortization	2,435	2,491	1,855
Provision for loan losses	1,900	3,919	2,100
Amortization of premiums and discounts on securities	1,183	1,910	946
ESOP shares earned	247	261	196
Deferred income taxes	529	(620)	(440)
Proceeds from sale of loans held for sale	874	1,954	4,791
Originations of loans held for sale	(766)	(1,980)	(3,856)
Gain from sale of loans	(22)	(60)	(143)
Net realized (gains) losses on available-for-sale securities	(787)	(915)	(420)
FHLB stock dividends	(299)	(279)	(309)
Changes in
Interest receivable	99	621	861
Other assets	(1,095)	(892)	1,189
Interest payable and other liabilities	1,591	(420)	(1,029)

Net cash provided by operating activities	10,843	10,094	12,272

Investing Activities
Purchases of available-for-sale securities	(71,340)	(146,732)	(159,328)
Proceeds from maturities of available-for-sale securities	49,995	116,295	137,539
Proceeds from the sales of available-for-sale securities	42,106	42,509	27,520
Proceeds from maturities of held-to-maturity securities	519	5,815	—
Purchases of Federal Reserve Bank stock	—	—	(375)
Net change in loans	4,378	(28,163)	(2,801)
Purchases of premises and equipment	(2,086)	(1,005)	(2,482)
Acquisitions of bank and insurance agencies	(635)	—	—

Net cash provided (used) in investing activities	22,937	(11,281)	73

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands)

	2004	2003	2002
Financing Activities
Net increase (decrease) in demand deposits, money market, now and savings accounts	$(7,727)	$13,577	$1,018
Net increase (decrease) in certificates of deposit	9,820	(31,173)	(12,162)
Net decrease in short-term borrowings	(3,886)	2,669	(2,815)
Proceeds from long-term debt	—	20,000	8,000
Repayment of long-term debt	(21,094)	(3,927)	(6,398)
Proceeds from stock options exercised	89	593	108
Sale (purchase) of treasury stock	—	(1,138)	132
Dividends paid	(3,149)	(3,013)	(2,848)

Net cash used in financing activities	(25,947)	(2,412)	(14,965)

Increase (Decrease) in Cash and Cash Equivalents	7,833	(3,599)	(2,620)

Cash and Cash Equivalents, Beginning of Year	22,218	25,817	28,437

Cash and Cash Equivalents, End of Year	$30,051	$22,218	$25,817

Supplemental Cash Flows Information
Interest paid	$12,401	$13,474	$17,705

Income taxes paid (net of refunds)	380	1,043	1,977

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

Note 1: Nature	of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”) and NB&T Statutory Trust I (“Trust I”). In accordance with FIN 46, Trust I is not consolidated into these financial statements. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Adams, Brown, Clermont, Clinton, Hardin, Highland, and Warren counties in Ohio. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“Agency”). The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Bank and the Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Stock Options

At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (thousands, except per share amounts):

	Year Ended December 31
	2004	2003	2002
Net income, as reported	$4,954	$4,104	$6,531
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(51)	(75)	(71)

Pro forma net income	$4,903	$4,029	$6,460

Earnings per share:
Basic – as reported	$1.57	$1.31	$2.11

Basic – pro forma	$1.56	$1.29	$2.09

Diluted – as reported	$1.56	$1.30	$2.10

Diluted – pro forma	$1.55	$1.28	$2.07

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

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Restriction	on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004 was $7,510,000.

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2004:

U.S. government agencies	$69,135	$—	$1,046	$68,089
Mortgage-backed securities	61,923	473	323	62,073
State and political subdivision	38,336	1,269	32	39,573
Other securities	10	—	—	10

	$169,404	$1,742	$1,401	$169,745

December 31, 2003:

U.S. government agencies	$60,502	$239	$308	$60,433
Mortgage-backed securities	84,076	1,022	537	84,561
State and political subdivision	7,810	307	—	8,117
Other securities	10	—	—	10

	$152,398	$1,568	$845	$153,121

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held to Maturity Securities:
December 31, 2003:

State and political subdivisions	$38,681	$1,398	$20	$40,059

In the third quarter of 2004, all held-to-maturity securities, which were comprised mostly of out-of-state municipal bonds, were transferred to available-for-sale because such securities were no longer eligible for pledging against public deposits. The amortized cost of these securities and the unrealized gain at the time of transfer was $38,160,000 and $571,000, respectively.

The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	69,235	68,195
Five to ten years	1,510	1,496
After ten years	36,726	37,971

	107,471	107,662
Mortgage-backed securities	61,923	62,073
Other asset-backed securities	10	10

Totals	$169,404	$169,745

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $88,070,000 at December 31, 2004, and $14,878,000 at December 31, 2003. The book value of securities sold under agreements to repurchase amounted to $25,540,000 and $26,865,000 at December 31, 2004 and 2003, respectively.

Gross gains of $824,000, $915,000 and $420,000 and gross losses of $37,000, $0 and $0 resulting from sales of available-for-sale securities were realized for 2004, 2003 and 2002, respectively. The tax expense for net gains on securities transactions for 2004, 2003 and 2002 was $268,000, $311,000 and $143,000, respectively.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2004
U.S. Treasuries & U.S. Agency Notes	$62,230	$908	$5,859	$138	$68,089	$1,046
U.S. Agency mortgage-backed securities	2,298	6	3,518	57	5,816	63
Other mortgage-backed securities	22,207	200	3,241	60	25,448	260
Municipals	2,531	32	0	0	2,531	32
Other securities	0	0	0	0	0	0

Total Securities	$89,266	$1,146	$12,618	$255	$101,884	$1,401

December 31, 2003
U.S. Treasuries & U.S. Agency Notes	$27,769	$309	$0	$0	$27,769	$309
U.S. Agency mortgage-backed securities	4,648	50	0	0	4,648	50
Other mortgage-backed securities	29,198	486	0	0	29,198	486
Municipals	1,994	14	337	6	2,331	20
Other securities	0	0	0	0	0	0

Total Securities	$63,609	$859	$337	$6	$63,946	$865

Management evaluates securities for other-than-temporary impairment on a periodic basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition of the issuer; and (3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2004, there were five securities with unrealized losses greater than 12 months old. All of these securities were either guaranteed by the U.S. Government or its agencies or secured by mortgage loans. The unrealized losses relate principally to current interest rates for similar types of securities. As management has the ability to hold these securities until the foreseeable future, no declines are deemed to be other-than-temporary.

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2004	2003
Commercial and industrial	$85,681	$89,621
Agricultural	22,284	22,841
Real estate construction	13,114	11,296
Commercial real estate	52,251	35,399
Residential real estate	148,644	158,880
Consumer	80,978	88,009
Other	119	4,011

Total loans	403,071	410,057

Less: Net deferred loan fees, premiums and discounts	(232)	(322)
Allowance for loan losses	(4,212)	(4,830)

Net loans	$398,627	$404,905

Activity in the allowance for loan losses was as follows (thousands):

	2004	2003	2002
Balance, beginning of year	$4,830	$4,010	$3,810
Provision charged to expense	1,900	3,919	2,100
Recoveries of previous charge-offs	680	523	285
Losses charged off	(3,198)	(3,622)	(2,185)

Balance, end of year	$4,212	$4,830	$4,010

Impaired loans totaled $1,017,000 and $3,827,000 at December 31, 2004 and 2003, respectively. An allowance for loan losses of $146,000 and $1,537,000 relates to impaired loans of $458,000 and $3,182,000, at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, impaired loans of $559,000 and $645,000 had no related allowance for loan losses.

Interest of $149,000 and $5,000 was recognized on average impaired loans of $3,951,000 and $4,250,000 for 2004 and 2003. Interest of $149,000 and $98,000 was recognized on impaired loans on a cash basis during 2004 and 2003.

At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $-0- and $248,000, respectively. Non-accruing loans at December 31, 2004 and 2003 were $2,874,000 and $5,599,000, respectively.

Note 5: Premises	and Equipment

Major classifications of premises and equipment, stated at cost, are as follows (thousands):

	2004	2003
Land	$1,854	$1,880
Buildings and improvements	12,668	12,851
Leasehold improvements	430	476
Construction in progress	20	—
Equipment	11,471	9,952

	$26,443	$25,159
Less accumulated depreciation and amortization	(12,347)	(11,102)

Net premises and equipment	$14,096	$14,057

Note 6: Operating	Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $97,000, $125,000, and $127,000 for years 2004, 2003, and 2002, respectively.

The minimum future lease payments for each of the next five years is as follows:

2005	$98
2006	80
2007	71
2008	37
2009	30

Note 7:	Goodwill

During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. There was no material impact of the adoption on the financial statements.

All goodwill is allocated to the banking segment of the business and totaled $3,625,000 at December 31, 2004 and 2003.

Note 8:	Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2004 and 2003, were (thousands):

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits	$3,051	$(1,603)	$3,051	$(1,098)
Other	2,325	(429)	1,690	(229)

	$5,376	$(2,032)	$4,741	$(1,327)

Amortization expense for the years ended December 31, 2004 and 2003, was $705,000 and $712,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2005	$678
2006	597
2007	515
2008	429
2009	294

Note 9:	Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $42,977,000 on December 31, 2004, and $35,332,000 on December 31, 2003. At December 31, 2004, the scheduled maturities of time deposits are as follows (thousands):

2005	$116,265
2006	35,353
2007	13,252
2008	2,881
2009	2,525
Thereafter	15,966

$186,242

Note 10:	Short-Term Borrowings

Short-term borrowings included the following (thousands):

	2004	2003
Securities sold under repurchase agreements	$16,864	$21,108
U. S. Treasury demand notes	1,159	801

Total short-term borrowings	$18,023	$21,909

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. agency notes and such collateral is held by the Federal Reserve Bank. The maximum amount of outstanding agreements and mortgage-backed securities at any month end during 2004 and 2003 totaled $38,397,000 and $32,416,000 and the daily average of such agreements totaled $25,181,000 and $23,886,000. The agreements at December 31, 2004, mature daily.

The Bank has an unused letter of credit with the Federal Home Loan Bank in the amount of $10,000,000 expiring March 31, 2005.

Note 11:	Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2004	2003
Federal Home Loan Bank Advances	$103,425	$124,519
Junior subordinated debentures	8,248	8,000

Total	$111,673	$132,519

The Federal Home Loan Bank advances are secured by mortgage loans and investment securities totaling $155,477,000 at December 31, 2004. Advances, at interest rates from 4.60 to 6.26 percent, are subject to restrictions or penalties in the event of prepayment.

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

Aggregate annual maturities of Federal Home Loan Bank Advances at December 31, 2004, are (thousands):

Debt
2005	$—
2006	4,925
2007	—
2008	45,000
2009	—
Thereafter	53,500

$103,425

Note 12:	Income Taxes

The provision for income taxes includes these components (thousands):

	2004	2003	2002
Taxes currently payable	$535	$1,074	$1,831
Deferred income taxes	529	(620)	(440)

Income tax expense	$1,064	$454	$1,391

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below (thousands):

	2004	2003	2002
Computed at the statutory rate (34%)	$2,046	$1,550	$2,693
Increase (decrease) resulting from
Tax exempt interest	(670)	(788)	(847)
ESOP dividend	(161)	(141)	(142)
Bank owned life insurance	(177)	(180)	(267)
Other	26	13	(46)

Actual tax expense	$1,064	$454	$1,391

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2004	2003
Deferred tax assets
Intangible asset amortization	$55	$20
Allowance for loan losses	1,267	1,463
Accruals not currently deductible	261	401
AMT credit carry forward	516	225

	$2,099	$2,109

Deferred tax liabilities
Depreciation	(706)	(360)
FHLB stock dividends	(1,021)	(919)
Prepaid assets currently deductible	(69)	—
Unrealized gains on available-for-sale securities	(116)	(246)

	(1,912)	(1,525)

Net deferred tax asset	$187	$584

Note 13:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	2004	2003	2002
Unrealized gains (losses) on securities available for sale	$405	$(1,490)	$3,767
Reclassification for realized amount included in income	787	915	420

Other comprehensive income (loss), before tax effect	(382)	(2,405)	3,347
Tax expense (benefit)	(130)	(818)	1,138

Other comprehensive income (loss)	$(252)	$(1,587)	$2,209

Note 14:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized, the Company must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The Company and subsidiary bank’s actual capital amounts and ratios are also presented in the following table (thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2004
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$63,619	15.06%	$33,803	8.0%	$		NA
Bank	56,688	13.46	33,691	8.0		42,113	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	59,407	14.06	16,901	4.0			NA
Bank	52,476	12.46	16,845	4.0		25,268	6.0

Tier I Capital (to Average Assets)
Consolidated	59,407	9.18	25,873	4.0			NA
Bank	52,476	8.13	25,821	4.0		32,341	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2003
Total Risk-Based Capital (to Risk-Weighted Assets)	$62,010	14.57%	$34,050	8.0%	$		NA
Consolidated	55,692	13.10	34,010	8.0		42,513	10.0
Bank

Tier I Capital (to Risk-Weighted Assets)	57,180	13.44	17,018	4.0			NA
Consolidated	50,862	11.97	17,005	4.0		25,508	6.0
Bank

Tier I Capital (to Average Assets)
Consolidated	57,180	8.61	26,562	4.0			NA
Bank	50,862	7.66	26,562	4.0		33,971	5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2004, approximately $3,271,000 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 15:	Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2004	2003
Balance, January 1	$3,490	$4,093
New loans	37	2,492
Payments	(369)	(3,095)
Other changes	(15)	—

Balance, December 31	$3,143	$3,490

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

Deposits from related parties held by the Bank at December 31, 2004 and 2003 totaled $692,000 and $656,000 respectively.

Note 16:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2004, 2003 and 2002 were $146,000, $139,000 and $148,000, respectively.

Also, the Bank has a deferred compensation agreement with certain active and retired officers. The agreement provides level monthly or annual payments ranging from four to twenty years after retirement. The charge to expense for the agreement was $246,000, $283,000 and $167,000 for 2004, 2003 and 2002, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.1% discount factor.

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings and borrowings from the Company. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with Statement of Position 93-6, with the exception of shares acquired in 1986. All shares acquired in 1986 were fully allocated in 2003. Accordingly, the external debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense for ESOP shares acquired in 1986 is equal to the principal repaid on the related borrowing plus any additional cash contributions.

ESOP compensation expense was $247,000, $261,000 and $201,000 for years 2004, 2003 and 2002, respectively. The ESOP shares as of December 31 were as follows:

	2004	2003
	Total Shares	SOP 93-6 Shares	1986 Shares
Allocated shares	526,336	28,546	510,201
Shares released for allocation	8,292	6,947	15,668
Unearned shares	68,062	76,355	-0-

Total ESOP shares	602,690	111,848	525,869

Fair value of unearned shares at December 31	$1,923,000	$2,405,000

Note 17:	Stock Option Plan

The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 267,327 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years.

A summary of the status of the plan at December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	112,080	$21.52	168,976	$18.95	141,476	$18.06
Granted	35,000	29.86	20,500	24.50	36,500	20.71
Exercised	(4,780)	18.60	(44,996)	13.18	(9,000)	12.00
Expired	(7,200)	20.61	(32,400)	21.69	—

Outstanding, end of year	135,100	$23.84	112,080	$21.52	168,976	$18.95

Options exercisable, end of year	61,360	$21.72	56,400	$21.15	82,956	$16.96

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yields	3.35%	3.97%	4.4%
Volatility factors of expected market price of common stock	16.2% - 20.0%	16.7%	17.0%
Risk-free interest rates	1.6%	2.0%	2.0%
Expected life of options	9 years	9 years	9 years

Weighted-average fair value of options granted during the year	$2.65 – 3.51	$2.27	$1.62

The following table summarizes information about stock options under the plan outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$12.00 to $17.25	24,400	4.6 years	$15.95	17,200	$15.41

$20.50 to $23.25	34,500	6.4 years	21.54	19,200	22.02

$24.50 to $30.00	76,200	7.6 years	26.56	24,960	24.89

Note 18:	Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except per share amounts):

	2004	2003	2002
Basic earnings per share:

Net income	$4,954	$4,104	$6,531

Weighted average common shares outstanding	3,148,241	3,132,791	3,088,976

Basic earnings per share	$1.57	$1.31	$2.11

Diluted earnings per share:

Net income	$4,954	$4,104	$6,531

Weighted average common shares outstanding	3,148,241	3,132,791	3,088,976

Effect of dilutive securities – stock options	17,708	18,977	27,926

Average shares and dilutive potential common shares	3,165,949	3,151,768	3,116,902

Diluted earnings per share	$1.56	$1.30	$2.10

Options to purchase 39,500 shares of common stock at $28.00 to $30.50 per share were outstanding at December 31, 2004, but were not include in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$30,051	$30,051	$22,218	$22,218
Available-for-sale securities	169,745	169,745	153,121	153,121
Held-to-maturity securities	—	—	38,681	40,059
Loans including loans held for sale, net	398,627	394,850	404,991	405,457
Stock in FRB and FHLB	8,176	8,176	7,877	7,877
Cash surrender value of life insurance	12,150	12,150	11,631	11,631
Interest receivable	3,393	3,393	3,492	3,492

Financial liabilities
Deposits	452,593	451,487	450,500	413,237
Short-term borrowings	18,023	18,023	21,909	21,909
Long-term debt	111,673	117,676	132,519	142,481
Interest payable	715	715	802	802

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2004 and 2003. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2004 and 2003 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2004 and 2003, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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

At December 31, 2004 and 2003, the Bank had outstanding commitments to originate business loans aggregating approximately $3,381,000 and $4,771,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $215,000 and $793,000 at December 31, 2004 and 2003, respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $1,046,000 and $949,000, at December 31, 2004 and 2003, respectively, with terms ranging from 30 days to 4 years.

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

Total mortgage loans in the process of origination amounted to $1,155,000 and $1,328,000 and mortgage loans held for sale amounted to $0 and $86,000, at December 31, 2004 and 2003, respectively. Included in mortgage loans in the process of origination were commitments to originate loans at fixed rates of interest of $160,000 and $0 at December 31, 2004 and 2003, respectively.

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

At December 31, 2004, the Bank had granted unused lines of credit to borrowers aggregating approximately $22,996,000 and $21,820,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2003, unused lines of credit to borrowers aggregated approximately $37,206,000 for commercial lines and $20,258,000 for open-end consumer lines.

At December 31, 2004, the Bank had approximately $436,000 on deposit with US Bank. In addition, the Bank had $16,000,000 in Federal Funds sold invested at Southwest Bank of St. Louis at December 31, 2004.

Note 21:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

Condensed Balance Sheets

	2004	2003
Assets
Cash and due from banks	$6,354	$6,317
Investment in common stock of banking subsidiary	59,427	58,126
Investment in nonbanking subsidiary	264	256
Due from bank subsidiary	247	—
Other assets	1,364	1,018

Total assets	$67,656	$65,717

Liabilities
Long-term debt	$8,248	$8,248
Other liabilities	807	773

Total liabilities	9,055	9,021

Stockholders’ Equity	58,601	56,696

Total liabilities and stockholders’ equity	$67,656	$65,717

Condensed Statements of Income

	2004	2003	2002
Income
Dividends from banking subsidiary	$3,500	$2,500	$8,000
Other income	—	—	8

Total income	3,500	2,500	8,008

Expenses
Interest expense	411	390	215
Amortization of loan costs	9	9	4
Other expenses	26	35	4

Total expenses	446	434	223

Income Before Income Tax and Equity in Undistributed Income of Banking Subsidiary	3,054	2,066	7,785
Income Tax Expense (Benefit)	(339)	(312)	(251)

Income Before Equity in Undistributed Income of Banking Subsidiary	3,393	2,378	8,036

Equity in Undistributed Income of Banking Subsidiary	1,553	1,718	(1,505)

Equity in Undistributed Income of Nonbanking Subsidiary	8	8	—

Net Income	$4,954	$4,104	$6,531

Condensed Statements of Cash Flows

	2004	2003	2002
Operating Activities
Net income	$4,954	$4,104	$6,531
Items not requiring (providing) cash	(1,857)	(1,634)	1,150

Net cash provided by (used in) by operating activities	3,097	2,470	7,681

Investing Activities
Investment in banking subsidiary	—	—	(12,500)
Investment in nonbanking subsidiary	—	—	(248)
Proceeds from sale of securities available for sale	—	—	5,992

Net cash provided by (used in) investing activities	—	—	(6,756)

Financing Activities
Cash dividends paid	(3,149)	(3,013)	(2,848)
Proceeds from the issuance of subordinated debt	—	—	8,248
Repayment of long-term debt	—	(108)	(108)
Proceeds from stock options exercised	89	593	108
Sale/(Purchase) of treasury stock	—	(1,138)	132

Net cash provided by (used in) financing activities	(3,060)	(3,666)	5,532

Net Change in Cash and Cash Equivalents	37	(1,196)	6,457

Cash and Cash Equivalents at Beginning of Year	6,317	7,513	1,056

Cash and Cash Equivalents at End of Year	$6,354	$6,317	$7,513

Note 22:	Selected Quarterly Data (Unaudited)

The following tables summarize selected quarterly results of operations for 2004 and 2003 (thousands, except per share amounts):

December 31, 2004	March	June	September	December
Interest and dividend income	$8,142	$8,023	$7,989	$7,981
Interest expense	2,950	2,934	2,978	3,042

Net interest income	5,192	5,089	5,011	4,939
Provision for loan losses	450	450	450	550

Net interest income after provision for loan losses	4,742	4,639	4,561	4,389
Noninterest income	2,632	2,162	2,211	2,234
Noninterest expense	5,623	5,203	5,378	5,348

Income before income tax	1,751	1,598	1,394	1,275
Income tax expense	330	328	219	187

Net income	$1,421	$1,270	$1,175	$1,088

Earnings per share
Basic	$0.45	$0.40	$0.37	$0.35
Diluted	0.45	0.40	0.37	0.34

Dividends per share	0.25	0.25	0.25	0.25

December 31, 2003	March	June	September	December
Interest and dividend income	$9,256	$8,959	$8,311	$8,378
Interest expense	3,655	3,531	3,171	3,014

Net interest income	5,601	5,428	5,140	5,364
Provision for loan losses	540	487	1,289	1,603

Net interest income after provision for loan losses	5,061	4,941	3,851	3,761
Noninterest income	2,635	2,637	2,118	2,025
Noninterest expense	5,710	5,526	5,157	6,078

Income before income tax	1,986	2,052	812	(292)
Income tax expense	349	461	2	(358)

Net income	$1,637	$1,591	$810	$66

Earnings per share
Basic	$0.52	$0.51	$0.26	$0.02
Diluted	0.52	0.50	0.26	0.02

Dividends per share	0.24	0.24	0.24	0.24

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2004, that the Company’s disclosure controls and procedures were effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Proxy Statement under the captions “BOARD OF DIRECTORS,” “EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained in the Proxy Statement under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

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

Item 14. Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “Auditors” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements - See Index to Consolidated Financial Statements on page 27 of this Form 10-K.

(2) Financial Statement Schedules - None

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

10.1	InterCounty Bancshares, Inc. 1993 Stock Option Plan

10.2	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan:

10.3	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.4	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith

10.5	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Charles L. Dehner

10.6	Severance Agreement with Andrew J. McCreanor

10.7	Severance Agreement with Craig F. Fortin

10.8	Severance Agreement with Stephen G. Klumb

10.9	Severance Agreement with Walter R. Rowsey

10.10	Severance Agreement with Howard T. Witherby

10.11	Management Annual Incentive Plan

14	NB&T Financial Group, Inc. Amended Code of Ethics:

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants – BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

99.2	Proxy Statement for 2005 annual meeting of shareholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

March 15, 2005	By	/s/ Timothy L. Smith
Timothy L. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Craig F. Fortin	By	/s/ Timothy L. Smith
	Craig F. Fortin		Timothy L. Smith
	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		President, Chief Executive Officer and a Director Date: March 15, 2005
Date: March 15, 2005

By	/s/ Daniel A. DiBiasio	By	/s/ G. David Hawley
	Daniel A. DiBiasio		G. David Hawley
	Director		Director
	Date: March 15, 2005		Date: March 15, 2005

By	/s/ S. Craig Beam	By	/s/ Janet M. Williams
	S. Craig Beam		Janet M. Williams
	Director		Director
	Date: March 15, 2005		Date: March 15, 2005

By	/s/ Robert A. Raizk	By	/s/ Charles L. Dehner
	Robert A. Raizk		Charles L. Dehner
	Director		Director
	Date: March 15, 2005		Date: March 15, 2005

By	/s/ Darleen M. Myers
Darleen M. Myers
Director
Date: March 15, 2005

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to Definitive Proxy Statement filed on March 31, 2003, Exhibit A.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to Definitive Proxy Statement filed on March 31, 2003.

10.1	InterCounty Bancshares, Inc. 1993 Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 23, 1995, Exhibit 4(c).

10.2	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the S-1, Exhibit 10.1

10.3	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1.

10.4	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2.

10.5	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Charles L. Dehner	Incorporated by reference to Annual Report on Form 10-K for the Year Ended December 31, 2002, Exhibit 10.5.

10.6	Severance Agreement with Andrew J. McCreanor	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.1

10.7	Severance Agreement with Craig F. Fortin	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.2

10.8	Severance Agreement with Stephen G. Klumb	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.3

10.9	Severance Agreement with Walter R. Rowsey	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.4

10.10	Severance Agreement with Howard T. Witherby	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.5

10.11	Management Annual Incentive Plan	Incorporated by reference to Amendment to Quarterly Report on Form 10-Q/A filed on November 9, 2004, Exhibit 10.6

14	NB&T Financial Group, Inc. Amended Code of Ethics	Incorporated by reference to Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 14.

21	Subsidiaries of NB&T Financial Group, Inc.	57

23	Consent of Independent Accountants – BKD, LLP	58

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	59

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	60

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	61

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	62

99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	63

99.2	Proxy Statement for 2005 annual meeting of shareholders	Incorporated by reference to definitive proxy statement to be filed on or before March 28, 2005.