Form 10-K/A
period 2004-12-31
NB&T FINANCIAL GROUP INC
filed 2005-04-11
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Registrant’s telephone number: (937) 382-1441

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, of NB&T Financial Group, Inc. (the “Company”) is being filed to correct a phone number on the cover page and to correct a typographical error in Note 3 to the Consolidated Financial Statements in Item 8 of the Form 10-K. The carrying value of securities pledged as collateral at December 31, 2003 was $144,878,000. This number was originally reported as $14,878,000. Updated certifications of the Chief Executive Officer and the Chief Financial Officer are attached to this amendment as exhibits, as well as a consent from BKD, LLP, as the auditors of the Company.

PART II

Item 8. Financial Statements and Supplementary Data

- I N D E X -

PAGE
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM	4

FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Income	6-7

Consolidated Statements of Shareholders’ Equity	8

Consolidated Statements of Cash Flows	9-10

Notes to Consolidated Financial Statements	11-30

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

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
December 31, 2004:

U.S. government agencies	$69,135	$—	$1,046	$68,089
Mortgage-backed securities	61,923	473	323	62,073
State and political subdivision	38,336	1,269	32	39,573
Other securities	10	—	—	10

	$169,404	$1,742	$1,401	$169,745

December 31, 2003:

U.S. government agencies	$60,502	$239	$308	$60,433
Mortgage-backed securities	84,076	1,022	537	84,561
State and political subdivision	7,810	307	—	8,117
Other securities	10	—	—	10

	$152,398	$1,568	$845	$153,121

Held to Maturity Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
December 31, 2003:
State and political subdivisions	$38,681	$1,398	$20	$40,059

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

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $88,070,000 at December 31, 2004, and $144,878,000 at December 31, 2003. The book value of securities sold under agreements to repurchase amounted to $25,540,000 and $26,865,000 at December 31, 2004 and 2003, respectively.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K/A:

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
23	Consent of Independent Accountants – BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/s/ Timothy L. Smith
April 11, 2005		Timothy L. Smith
President and Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to Definitive Proxy Statement filed on March 31, 2003, Exhibit A.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to Definitive Proxy Statement filed on March 31, 2003.

10.1	InterCounty Bancshares, Inc. 1993 Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 23, 1995, Exhibit 4(c).

10.2	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the S-1, Exhibit 10.1

10.3	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1.

10.4	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2.

10.5	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Charles L. Dehner	Incorporated by reference to Annual Report on Form 10-K for the Year Ended December 31, 2002, Exhibit 10.5.

10.6	Severance Agreement with Andrew J. McCreanor	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.1

10.7	Severance Agreement with Craig F. Fortin	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.2

10.8	Severance Agreement with Stephen G. Klumb	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.3

10.9	Severance Agreement with Walter R. Rowsey	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.4

10.10	Severance Agreement with Howard T. Witherby	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.5

10.11	Management Annual Incentive Plan	Incorporated by reference to Amendment to Quarterly Report on Form 10-Q/A filed on November 9, 2004, Exhibit 10.6

14	NB&T Financial Group, Inc. Amended Code of Ethics	Incorporated by reference to Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 14.

21	Subsidiaries of NB&T Financial Group, Inc.	Incorporated by reference to Annual Report on Form 10-K for the Year Ended December 31, 2004 filed on March 16, 2005

23	Consent of Independent Accountants – BKD, LLP	34

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	35

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	36

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	37

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	38

99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	Incorporated by reference to Annual Report on Form 10-K for the Year Ended December 31, 2004 filed on March 16, 2005

99.2	Proxy Statement for 2005 annual meeting of shareholders	Incorporated by reference to definitive proxy statement to be filed on or before March 28, 2005.