Form 10-Q
period 2005-03-31
NB&T FINANCIAL GROUP INC
filed 2005-05-13
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 3, 2005, 3,227,063 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2005 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$13,199	$13,248
Interest-bearing demand deposits	1,920	563
Federal funds sold	16,925	16,240

Cash and cash equivalents	32,044	30,051

Securities - available-for-sale	176,667	169,745
Loans, net of allowance for loan losses of $4,118 and $4,212	396,422	398,627
Premises and equipment	14,011	14,096
Federal Reserve and Federal Home Loan Bank stock	8,259	8,176
Earned income receivable	3,589	3,393
Goodwill and other intangibles	7,003	6,969
Bank-owned life insurance	12,268	12,150
Other assets	3,108	2,116

Total assets	$653,371	$645,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$56,493	$58,451
Savings, NOW and Money Market	206,867	207,900
Time	187,492	186,242

Total deposits	450,852	452,593

Short-term borrowings	28,928	18,023
Long-term debt	111,026	111,673
Interest payable and other liabilities	4,715	4,433

Total liabilities	595,521	586,722

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	9,844	9,828
Retained earnings	55,093	54,688
Unearned employee stock ownership plan (ESOP) shares	(1,290)	(1,337)
Accumulated other comprehensive income	(994)	225
Treasury stock; 591,887 and 591,887 shares at cost in 2005 and 2004	(5,803)	(5,803)

Total stockholders’ equity	57,850	58,601

Total liabilities and stockholders’ equity	$653,371	$645,323

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended, March 31
(Dollars in thousands, except per share amounts)	2005	2004
	(Unaudited)
Interest and Dividend Income
Loans	$6,061	$6,280
Securities-Taxable	1,09911	1,155
Securities-Tax-exempt	473	595
Federal funds sold and other	167	29
Dividends on Federal Home Loan and Federal Reserve Bank stock	93	83

Total interest and dividend income	7,893	8,142

Interest Expense
Deposits	1,521	1,346
Short-term borrowings	174	48
Long-term debt	1,439	1,556

Total interest expense	3,134	2,950

Net Interest Income	4,759	5,192

Provision for Loan Losses	75	450

Net Interest Income After Provision for Loan Losses	4,684	4,742

Non-interest Income
Trust income	281	253
Service charges and fees	745	800
ATM network fees	56	81
Insurance agency commissions	752	664
Net gains on sales of securities available-for-sale	—	527
Other	285	307

Total non-interest income	2,119	2,632

Non-interest Expense
Salaries and employee benefits	2,877	2,847
Net occupancy expense	455	340
Equipment and data processing expense	641	723
Professional fees	389	349
Marketing expense	107	121
State franchise tax	190	195
Amortization of intangibles	170	160
Other	470	888

Total non-interest expense	5,299	5,623

Income Before Income Tax	1,504	1,751
Provision for Income Taxes	277	330

Net Income	$1,227	$1,421

Basic Earnings Per Share	$.39	$.45

Diluted Earnings Per Share	$.39	$.45

Dividends Declared Per Share	$.26	$.25

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended, March 31
(Dollars in thousands)	2005	2004
	(Unaudited)
Operating Activities
Net income	$1,227	$1,421
Items not requiring (providing) cash
Depreciation and amortization	570	646
Provision for loan losses	75	450
Amortization of premiums and discounts on securities	260	306
Net realized gains on available-for-sale securities	—	(527)
FHLB stock dividends	(83)	(71)
Net change in:
Loans held for sale	—	86
Other assets and liabilities	(455)	(45)

Net cash provided by operating activities	1,594	2,266

Investing Activities
Purchases of available-for-sale securities	(12,309)	(24,009)
Proceeds from sales of available-for-sale securities	—	6,814
Proceeds from maturities of available-for-sale securities	3,197	15,548
Proceeds from maturities of held-to-maturity securities	—	519
Net change in loans	(2,130)	(4,576)
Purchase of premises and equipment	(314)	(726)

Net cash used in investing activities	(7,296)	(6,430)

Financing Activities
Net change in:
Deposits	(1,741)	4,818
Short-term borrowings	10,905	2,616
Repayment of FHLB advances	(647)	(1,096)
Cash dividends	(822)	(786)
Proceeds from exercise of stock options	—	34

Net cash provided by financing activities	7,695	5,586

Increase in Cash and Cash Equivalents	1,993	1,422

Cash and Cash Equivalents, Beginning of Year	30,051	22,218

Cash and Cash Equivalents, End of Period	$32,044	$23,640

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

The consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of March 31, 2005, and December 31, 2004, and the results of its operations and cash flows for the three month periods ended March 31, 2005 and 2004. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2004 filed with the Commission.

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

	For the three Months Ended March 31,
	2005	2004
Net income, as reported	$1,227	$1,421
Less: Total stock-based employee compensation cost determined under the fair value method, net of income taxes	(11)	(20)

Pro forma net income	$1,216	$1,401

Earnings per share:
Basic – as reported	$.39	$.45

Basic – pro forma	$.39	$.43

Diluted – as reported	$.39	$.45

Diluted – pro forma	$.38	$.43

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2005:
Available-for-Sale Securities:
U.S. government agencies	$76,950	$—	$1,943	$75,007
Mortgage-backed securities	62,817	201	773	62,245
State and political subdivisions	38,394	1,096	85	39,405
Other securities	10	—	—	10

	$178,171	$1,297	$2,801	$176,667

December 31, 2004:
Available-for-Sale Securities:
U.S. government agencies	$69,135	$—	$1,046	$68,089
Mortgage-backed securities	61,923	473	323	62,073
State and political subdivisions	38,336	1,269	32	39,573
Other securities	10	—	—	10

	$169,404	$1,742	$1,401	$169,745

Note 3: Loans

Categories of loans include (thousands):

	March 31, 2005	December 31, 2004
Commercial and industrial	$82,488	$85,681
Agricultural	21,130	22,284
Real estate construction	14,279	13,114
Commercial real estate	53,918	52,251
Residential real estate	149,366	148,644
Consumer	79,476	80,978
Other	133	119

Total loans	400,790	403,071

Less
Net deferred loan fees, premiums and discounts	(250)	(232)
Allowance for loan losses	(4,118)	(4,212)

Net loans	$396,422	$398,627

Activity in the allowance for loan losses was as follows (thousands):

	Three Months Ended March 31,
	2005	2004
Balance, beginning of year	$4,212	$4,830
Provision for loan losses	75	450
Recoveries	183	180
Charge-offs	(352)	(720)

Balance, end of period	$4,118	$4,740

Impaired loans totaled $819,000 and $1,017,000 at March 31, 2005 and December 31, 2004, respectively. An allowance for loan losses of $33,000 and $146,000 relates to impaired loans of $159,000 and $458,000 at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005 and December 31, 2004, impaired loans of $660,000 and $559,000 had no related allowance for loan losses.

At March 31, 2005 and December 31, 2004, accruing loans delinquent 90 days or more totaled $350,000 and $0, respectively. Non-accruing loans at March 31, 2005 and December 31, 2004 were $2,513,000 and $2,874,000, respectively.

Note 4: Commitments

Outstanding commitments to extend credit as of March 31, 2005 total $52,266,000. Standby letters of credit as of March 31, 2005 total $1,188,000.

Note 5: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$1,227	$1,421

Denominator:
Weighted-average common shares outstanding (basic)	3,159,001	3,146,786
Effect of stock options	11,033	25,603

Weighted-average common shares outstanding (diluted)	3,170,034	3,172,389

Earnings per share:
Basic	$.39	$.45

Diluted	$.39	$.45

For the three months ended March 31, 2005, stock options covering 44,500 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For the three months ended March 31, 2004, all stock options were considered in computing earnings per share.

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

As of March 31, 2005 and December 31, 2004, the outstanding principal balance of the Capital Securities was $8,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Report of Independent Registered Accounting Firm

Audit Committee

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2005 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

May 3, 2005

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2005 was $1.23 million, a decrease of $194,000 or 13.7%, from the first quarter of 2004 net income of $1.42 million. Net income per share-basic was $.39 for the first quarter of 2005, compared to $.45 per share for the first quarter of 2004, a decrease of 13.3%. Return on average equity and return on average assets for the first quarter of 2005 were 8.45% and 0.76%, respectively, compared to 10.01% and 0.85% for the same period in 2004.

Net Interest Income

Net interest income was $4.76 million for the first quarter of 2005, a decrease of $433,000 compared to the same quarter last year. Interest income totaled $7.89 million for the first quarter of 2005, a decrease of 3.1% from $8.14 million during the same period last year. Average interest-earning assets outstanding decreased 2.44% compared to the prior year, and their average yields declined from 5.27% to 5.24%. The yield on average loans decreased from 6.14% in the first quarter of 2004 to 6.11% in the first quarter of 2005. Average securities outstanding decreased 8.5% compared to the prior year with the average yield on average securities increasing from 3.74% for the first quarter last year to 3.75% for the first quarter of this year. An increase in interest expense of 6.2% to $3.13 million during the first quarter of 2005 from $2.95 million during the same period last year contributed to the overall decrease in net interest income. Average interest bearing liabilities decreased 2.8% from last year to $538.2 million; however, their cost increased from 2.14% during the first quarter of last year to 2.36% in the first quarter of this year. The average cost on the Bank’s long-term and short-term debt increased from 4.72% and .71%, respectively, to 5.25% and 2.23%, respectively, as the short-term federal funds rate has increased. Net interest margin decreased to 3.17% for the first quarter of this year from 3.36% for the first quarter of last year.

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio at each balance sheet date. The provision for loan losses decreased from $450,000 during the first quarter of 2004 to $75,000 during the first quarter of 2005. The lower provision for loan losses in the first quarter of 2005 is a result of lower net charge-offs and non-performing loans. Net charge-offs were $169,000, or 0.17% of total average loans (annualized) in the first quarter of 2005, compared to $540,000, or 0.53% (annualized), for the same period of 2004. Nonperforming loans totaled $2.9 million at March 31, 2005, down $5.3 million from $8.2 million at March 31, 2004. The percentage of the allowance for loan losses to total loans was 1.03% at March 31, 2005, compared to 1.15% at March 31, 2004.

Non-interest Income

Non-interest income, excluding gains on sales of securities, was $2.12 million for the first quarter of 2005, relatively unchanged from the $2.11 million earned in the first quarter of 2004. NB&T Insurance Agency, Inc. commission income increased 13.3% from the first quarter last year due to improved claim experience. Service charge income decreased 6.9% as customers sought out the Company’s free checking product. The Company realized $527,000 in securities gains in the first quarter of 2004 from the sale of $6.4 million in municipal securities. No securities were sold in the first quarter of 2005.

Non-interest Expense

Non-interest expense decreased 5.8% to $5.30 million for the first quarter of 2005 from $5.62 million for the first quarter of 2004. In the first quarter of 2004, the Company experienced increased equipment, maintenance and education expenses related to conversion to a new data processing system, which were not encountered in the first quarter of 2005. In addition, the first quarter of 2004 included final reorganization expenses of $94,000 for the closing of three branches in January 2004.

Income Taxes

The provision for income taxes for the first quarter of 2005 was $277,000 compared to $330,000 for the same period in 2004. The effective tax rate for the three months ended March 31, 2005 was 18.4% compared to 18.8% for the same period in 2004.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.’s financial condition during 2005 are as follows (in thousands):

			2005 Change
	March 2005	December 31 2004	Amount	Percent
Total Assets	$653,371	$645,323	$8,048	1.3
Federal Funds Sold	16,925	16,240	685	4.2
Loans, net	396,422	398,627	(2,205)	(.5)
Securities	176,667	169,745	6,922	4.1
Demand deposits	56,493	58,451	(1,958)	(3.3)
Savings, NOW, MMDA deposits	206,867	207,900	(1,033)	(.5)
CD’s $100,000 and over	43,823	42,977	846	2.0
Other time deposits	143,669	143,265	404.3
Total deposits	450,852	452,593	(1,741)	(.4)
Short-term borrowing	28,928	18,023	10,905	61.0
Long-term borrowing	111,026	111,673	(647)	(.6)
Stockholders Equity	57,850	58,601	(751)	(1.3)

At March 31, 2005, total assets were $653.4 million, an increase of $8.0 million from December 31, 2004. The increase is primarily attributable to an increase in the securities portfolio of $6.9 million. Loans decreased $2.2 million during 2005. Short-term borrowings increased $10.9 million due to increased public funds in repurchase agreements. Stockholders’ equity decreased $751,000 during the year to $57.9 million primarily due to a decrease in other comprehensive income of $1.2 million resulting from a change in market value of securities available for sale.

Average total assets decreased 2.0% to $656.7 million from the first quarter of 2004. Average total loans decreased to $400.8 million, a decrease of 2.4% from the same quarter of last year. The real estate loan average declined $8.0 million, a decrease of 6.9%. The securities portfolio average has decreased $16.7 million from the first quarter of 2004 to $180.4 million due to security sales and accelerated prepayments.

Average total deposits declined $996,000 for the first quarter of 2005 to $452.0 million, compared to an average of $453.0 million for the same quarter last year. Average short-term borrowings increased $4.3 million to $31.6 million due to increased public fund deposits in repurchase agreements. Average Federal Home Loan Bank borrowings decreased $21.2 million, or 17.1%, due to the early payoff of $17.0 million in advances in the third quarter of 2004 as well as regular monthly payments on amortizing advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004
Balance at beginning of period	$4,212	$4,830

Charge-offs:
Commercial and industrial	(35)	(93)
Commercial real estate	(27)	(42)
Agricultural	—	(16)
Residential real estate	(23)	(210)
Consumer	(267)	(359)
Other	—	—

Total charge-offs	(352)	(720)

Recoveries:
Commercial and industrial	22	6
Commercial real estate	16	2
Agricultural	1	51
Residential real estate	10	38
Consumer	134	83
Other	—	—

Total recoveries	183	180

Net charge-offs	(169)	(540)
Provision for possible loan losses	75	450

Balance at end of period	$4,118	$4,740

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31 2005	December 31 2004	March 31 2004
Loans accounted for on non-accrual basis	$2,513	$2,874	$7,743
Accruing loans which are past due 90 days	350	—	445
Renegotiated loans	0	0	0
Other real estate owned	132	389	751

Total non-performing assets	$2,995	$3,263	$8,939

Ratios:
Allowance to total loans	1.03%	1.05%	1.15%
Net charge-offs to average loans (annualized)	.17%	0.87%	.53%
Non-performing assets to total loans and other real estate owned	.75%	.81%	2.16%

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

As of March 31, 2005, there were $819,000 in sixteen non-accrual small business relationships with the two largest loan relationships being $181,000 and $112,0000. Non–accrual residential real estate loans consisted of twenty-three loans that total $1.2 million with the largest balance being $111,000. Non-accrual personal loans consisted of thirty-eight loans that total $215,000 and home equity credit lines consisted of 11 loans totaling $246,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2005 was 88.8%, compared to 90.9% at the same date in 2004. Loans to total assets were 61.3% at the end of the first quarter of 2005, compared to 61.5% at the same time last year. Management strives to keep this ratio below 70%. The Company has $176.7 million in available-for-sale securities that are readily marketable. Approximately 67.5% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 90.3% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 2005, NB&T Financial Group, Inc. had a total risk-based capital ratio of 15.15%, a Tier 1 risk-based capital ratio of 14.18%, and a Tier 1 leverage ratio of 9.20%.

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

Share Based Payments- The Financial Accounting Standards Board issued Standard 123R “Share Based Payments” in 2004, which becomes effective for fiscal years beginning after June 15, 2005. This standard impacts the accounting for and disclosure of stock-based compensation plans. As disclosed in Note 1 “Stock Options” to the financial statements included in Item 1, this standard will increase the Company’s compensation expense related to stock options.

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At March 31, 2005, the Company’s simulation model indicated the twelve-month cumulative static gap as a percent of total assets was a positive 2.2%, compared to a positive 7.6% at December 31, 2004. This change is primarily the result of an increase in repurchase agreements during the first quarter due to public fund receipts and a decrease in business and real estate loans repricing within one year. Despite a positive gap position, rates on loans repricing with base indices tied to the three- and five-year treasury rates are not expected to increase to the same extent as rates on deposits, which are more influenced by the increase in short-term rates. As a result, this position could have a negative effect on projected net interest income over the next twelve months.

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, that the Company’s disclosure controls and procedures were effective.

(b) During the quarter ended March 31, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/05 to 1/31/05	—		N/A	N/A	N/A
2/1/05 to 2/28/05	7,750	(1)	$26.975	N/A	N/A
3/1/05 to 3/31/05	—		N/A	N/A	N/A

Total	7,750		$26.975	N/A	N/A

(1)	These shares were purchased by the NB&T Financial Group, Inc., Employee Stock Ownership Plan in order to satisfy its obligation to reinvest dividends.

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

NB&T FINANCIAL GROUP, INC.

Date: May 12, 2005	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.

99	Safe harbor under the Private Securities Litigation Reform Act of 1995.