Form 10-Q
period 2005-06-30
NB&T FINANCIAL GROUP INC
filed 2005-08-11
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 5, 2005, 3,231,263 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2005 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$13,223	$13,248
Interest-bearing demand deposits	395	563
Federal funds sold	1,349	16,240

Cash and cash equivalents	14,967	30,051

Securities - available-for-sale	180,578	169,745
Loans, net of allowance for loan losses of $4,067 and $4,212	404,808	398,627
Premises and equipment	13,946	14,096
Federal Reserve and Federal Home Loan Bank stock	8,350	8,176
Earned income receivable	3,706	3,393
Goodwill and other intangibles	6,834	6,969
Bank-owned life insurance	12,388	12,150
Other assets	2,772	2,116

Total assets	$648,349	$645,323

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$53,007	$58,451
Savings, NOW and Money Market	201,339	207,900
Time	191,424	186,242

Total deposits	445,770	452,593

Short-term borrowings	28,091	18,023
Long-term debt	110,371	111,673
Interest payable and other liabilities	4,895	4,433

Total liabilities	589,127	586,722

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	9,895	9,828
Retained earnings	55,408	54,688
Unearned employee stock ownership plan (ESOP) shares	(1,243)	(1,337)
Accumulated other comprehensive income	(76)	225
Treasury stock; 587,687 and 591,887 shares at cost in 2005 and 2004	(5,762)	(5,803)

Total stockholders’ equity	59,222	58,601

Total liabilities and stockholders’ equity	$648,349	$645,323

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$6,327	$6,231	$12,387	$12,511
Securities-taxable	1,189	1,203	2,288	2,359
Securities-tax-exempt	478	483	951	1,077
Federal funds sold and other	73	23	239	53
Dividends on Federal Home Loan and Federal Reserve Bank stock	103	83	196	165

Total interest and dividend income	8,168	8,023	16,061	16,165

Interest Expense
Deposits	1,647	1,342	3,168	2,684
Short-term borrowings	165	47	340	95
Long-term debt	1,459	1,545	2,897	3,104

Total interest expense	3,271	2,934	6,405	5,883

Net Interest Income	4,897	5,089	9,656	10,282

Provision for Loan Losses	125	450	200	900

Net Interest Income After Provision for Loan Losses	4,772	4,639	9,456	9,382

Non-interest Income
Trust income	236	257	517	510

Service charges and fees	831	887	1,577	1,683
ATM network fees	57	87	113	168
Insurance agency commissions	627	649	1,379	1,313
Net gains on sales of securities	7	0	7	527
Other	338	282	622	593

Total non-interest income	2,096	2,162	4,215	4,794

Non-interest Expense
Salaries and employee benefits	2,884	2,832	5,761	5,676
Net occupancy expense	455	412	910	868
Equipment and data processing expense	719	719	1,359	1,516
Professional fees	392	346	781	681
Marketing expense	175	95	282	217
State franchise tax	188	167	378	342
Amortization of intangibles	170	166	340	333
Other	524	466	605	1,193

Total non-interest expense	5,507	5,203	10,806	10,826

Income Before Income Tax	1,361	1,598	2,865	3,350
Provision for Income Taxes	223	328	500	658

Net Income	$1,138	$1,270	$2,365	$2,692

Basic Earnings Per Share	$.36	$.40	$.75	$.86

Diluted Earnings Per Share	$.36	$.40	$.75	$.85

Dividends Declared Per Share	$.26	$.25	$.52	$.50

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended, June 30
(Dollars in thousands)	2005	2004
	(Unaudited)
Operating Activities
Net income	$2,365	$2,692
Items not requiring (providing) cash
Depreciation and amortization	1,137	1,218
Provision for loan losses	200	900
Amortization of premiums and discounts on securities	513	684
Net realized gains on available-for-sale securities	(7)	(527)
FHLB stock dividends	(174)	(142)
Net change in:
Loans held for sale	—	86
Other assets and liabilities	(677)	(237)

Net cash provided by operating activities	3,357	4,674

Investing Activities
Purchases of available-for-sale securities	(21,465)	(35,723)
Proceeds from sales of available-for-sale securities	3,764	20,814
Proceeds from maturities of available-for-sale securities	5,906	23,354
Proceeds from maturities of held-to-maturity securities	—	499
Net change in loans	(6,381)	(2,602)
Purchase of premises and equipment	(659)	(1,748)
Proceeds from sales of premises and equipment	12	—

Net cash provided by (used) in investing activities	(18,823)	4,594

Financing Activities
Net change in:
Deposits	(6,823)	(16,144)
Short-term borrowings	10,068	2,838
Repayment of FHLB advances	(1,302)	(1,585)
Cash dividends	(1,645)	(1,574)
Proceeds from exercise of stock options	84	34

Net cash provided by (used in) financing activities	382	(16,431)

Decrease in Cash and Cash Equivalents	(15,084)	(7,163)

Cash and Cash Equivalents, Beginning of Year	30,051	22,218

Cash and Cash Equivalents, End of Period	$14,967	$15,055

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of June 30, 2005, and December 31, 2004, and the results of its operations for the three and six month periods and cash flows for the six months ended June 30, 2005 and 2004. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2004 filed with the Commission.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,138	$1,270	$2,365	$2,692
Less: Total stock-based employee compensation cost determined under the fair value method, net of income taxes	(93)	(17)	(103)	(37)

Pro forma net income	$1,045	$1,253	$2,262	$2,655

Earnings per share:
Basic – as reported	$.36	$.40	$.75	$.86

Basic – pro forma	$.33	$.40	$.72	$.84

Diluted – as reported	$.36	$.40	$.75	$.85

Diluted – pro forma	$.33	$.40	$.71	$.84

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2005:
Available-for-Sale Securities:
U.S. government agencies	$80,537	$38	$(1,397)	$79,178
Mortgage-backed securities	61,705	248	(401)	61,552
State and political subdivisions	38,391	1,410	(13)	39,788
Other securities	60	—	—	60

	$180,693	$1,696	$(1,811)	$180,578

December 31, 2004:
Available-for-Sale Securities:
U.S. government agencies	$69,135	$—	$(1,046)	$68,089
Mortgage-backed securities	61,923	473	(323)	62,073
State and political subdivisions	38,336	1,269	(32)	39,573
Other securities	10	—	—	10

	$169,404	$1,742	$(1,401)	$169,745

Note 3: Loans

Categories of loans include (thousands):

	June 30, 2005	December 31, 2004
Commercial and industrial	$82,961	$85,681
Agricultural	25,527	22,284
Real estate construction	15,870	13,114
Commercial real estate	55,779	52,251
Residential real estate	150,412	148,644
Consumer	78,441	80,978
Other	144	119

Total loans	409,134	403,071

Less
Net deferred loan fees, premiums and discounts	(259)	(232)
Allowance for loan losses	(4,067)	(4,212)

Net loans	$404,808	$398,627

Activity in the allowance for loan losses was as follows (thousands):

	Six Months Ended June 30,
	2005	2004
Balance, beginning of year	$4,212	$4,830
Provision for loan losses	200	900
Recoveries	354	307
Charge-offs	(699)	(1,356)

Balance, end of period	$4,067	$4,681

Impaired loans totaled $1,837,000 and $1,017,000 at June 30, 2005 and December 31, 2004, respectively. An allowance for loan losses of $112,000 and $146,000 relates to impaired loans of $312,000 and $458,000 at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005 and December 31, 2004, impaired loans of $1,525,000 and $559,000 had no related allowance for loan losses.

At June 30, 2005 and December 31, 2004, accruing loans delinquent 90 days or more totaled $103,000 and $0, respectively. Non-accruing loans at June 30, 2005 and December 31, 2004 were $3,816,000 and $2,874,000, respectively.

Note 4: Commitments

Outstanding commitments to extend credit as of June 30, 2005 total $51,158,000. Standby letters of credit as of June 30, 2005 total $1,402,000.

Note 5: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,138	$1,270	$2,365	$2,692

Denominator:
Weighted-average common shares outstanding (basic)	3,159,172	3,147,129	3,159,087	3,146,958
Effect of stock options	6,565	26,015	8,799	25,809

Weighted-average common shares outstanding (diluted)	3,165,737	3,173,144	3,167,886	3,172,767

Earnings per share:
Basic	$.36	$.40	$.75	$.86

Diluted	$.36	$.40	$.75	$.85

For the three and six months ended June 30, 2005, stock options covering 82,200 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For the three and six months ended June 30, 2004, all stock options were considered in computing earnings per share

Note 6: Trust Preferred Securities

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

As of June 30, 2005 and December 31, 2004, the outstanding principal balance of the Capital Securities was $8,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2005 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

August 1, 2005

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2005 was $1.14 million, a decrease of $132,000, or 10.4%, from the second quarter of 2004 net income of $1.27 million. Net income per share-basic was $.36 for the second quarter of 2005, compared to $.40 per share for the second quarter of 2004, a decrease of 10.0%. Net income for the first six months of 2005 was $2.37 million, a decrease of $327,000, or 12.1%, from the first six months of 2004 net income of $2.69 million. Net income per share-basic was $.75 for the first six months of 2005, compared to $.86 per share for the first six months of 2004, a decrease of 12.8%. The decrease in earnings for both the second quarter and the first six months of 2005 was due to lower net interest income resulting from increased deposit and borrowing costs and relatively flat residential and consumer loan rates; lower non-interest income, primarily in service charges and fees; and lower security gains, offset by improved loan quality and lower loan loss provisions.

Return on average equity and return on average assets for the second quarter of 2005 were 7.85% and 0.70%, respectively, compared to 8.80% and .76% for the same period in 2004. Return on average equity and return on average assets for the first six months of 2005 were 8.15% and 0.73%, respectively, compared to 9.42% and .81% for the same period in 2004.

Net Interest Income

Net interest income was $4.90 million for the second quarter of 2005 and $9.7 million for the first six months of 2005, a decrease of $192,000 and $626,000 respectively, compared to the same periods last year. The net interest margin decreased to 3.27% for the second quarter of this year from 3.31% for the second quarter of last year, and the net interest margin decreased to 3.22% for the first six months of 2005 from 3.34% for the same period last year.

Interest income totaled $8.17 million and $16.06 million for the second quarter of 2005, an increase of $145,000, or 1.8%, from $8.02 million during the same period last year. Interest income for the first six months of 2005 totaled $16.06 million, a decrease of $104,000, or .64%, from $16.17 million during the same period last year. Unfortunately, interest expense increased $338,000, or 11.5%, during the second quarter of 2005 and $522,000, or 8.9%, during the first six months of 2005. As evidenced by the yields below, the difference in yield between short-term and long-term rates has diminished over the past year, and the deposit and borrowing costs more closely associated with the short end of the yield curve have increased, while residential mortgage and consumer loan pricing associated with the middle to long-end of the curve have remained relatively flat. Additionally, loan yields have been reduced by lower average volumes of non-mortgage consumer loans. The yield on average earning assets increased from 5.21% in the second quarter of 2004 to 5.46% in the second quarter of 2005 and from 6.25% for the first six months of 2004 to 6.36% for the same period in 2005. At the same time, the cost of interest-bearing liabilities increased by a greater amount from 2.14% during the second quarter of last year to 2.47% in the second quarter of 2005, and their cost increased from 2.14% during the first six months of 2004 to 2.42% for the first six months of 2005.

Average loans outstanding for the second quarter and the first six months decreased 1.74% and 2.09%, compared to the prior year. Average securities outstanding, including federal funds sold and other interest-bearing deposits, for the second quarter and the first six months of 2005 decreased 5.1% and 3.0%, compared to the prior year. Average interest-bearing liabilities for the second quarter decreased 3.5% from last year to $531.5 million, and average interest-bearing liabilities for the first six months of 2005 decreased 3.2% from last year to $534.8 million.

Provision for Loan Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio at each balance sheet date. The provision for loan losses decreased 72.2% to $125,000 during the second quarter of 2005 from $450,000 during the second quarter of last year. For the first six months of 2005, the provision decreased 77.8% to $200,000 from $900,000 for the same period last year. The lower provision for loan losses is a result of lower net charge-offs and non-performing loans. Net charge-offs were $176,000, or 0.17% of total average loans (annualized) in the second quarter of 2005, compared to $509,000, or 0.50% (annualized) for the same period in 2004. Net charge-offs were $345,000, or 0.17% of total average loans (annualized) during the first six months of 2005, compared to $1.05 million, or 0.51% (annualized) for the same period in 2004. Non-performing loans totaled $3.9 million at June 30, 2005, down $2.8 million from $ 6.7million at June 30, 2004. The percentage of the allowance for loan losses to total loans was .99% at June 30, 2005 and 1.14% at June 30, 2004.

Non-interest Income

Non-interest income was $2.10 million for the second quarter of 2005, a decrease of 3.1% from the $2.16 million earned in the second quarter of 2004. Non-interest income was $4.22 million for the first six months of 2005, compared to $4.79 million for the same period in 2004. Non-interest income for the first six months of 2004 includes $527,000 in realized securities gains from the sale of $6.4 million in municipal securities, compared to only $7,000 in realized securities gains in the first six months of 2005. Excluding the securities gains, the primary reasons for the decrease for the quarter and six months are lower service charge income and ATM network fees. Service charge income decreased 6.3% from the second quarter of last year as customers sought out the Company’s free checking product. In addition, the Company collected less overdraft fees in the second quarter of 2005, compared to the same quarter in 2004. ATM network fees decreased 34.5% from the second quarter of last year as a result of fewer units in operation and higher costs.

Non-interest Expense

Non-interest expense was $5.51 million for the second quarter of 2005, compared to $5.20 million for the second quarter of 2004. Salaries and employee benefits expense increased 1.8% during the second quarter of 2005 due to merit increases and increased cost of health insurance. In addition, the Company incurred additional professional fees in the second quarter of 2005 related to corporate marketing and educational initiatives. For the first six months of 2005, non-interest expense was $10.81 million, compared to $10.83 million for the same period in 2004.

Income Taxes

The provision for income taxes for the second quarter of 2005 was $223,000, compared to $328,000 for the same period in 2004. The provision for income taxes for the first six months of 2005 was $500,000, compared to $658,000 for the same period last year. The effective tax rate for the three months ended and six months ended June 30, 2005 was 16.4% and 17.5%, respectively, compared to 20.5% and 19.6% for the same periods in 2004.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.’s financial condition during 2005 are as follows (in thousands):

	June 30 2005	December 31 2004	Amount	Percent
Total Assets	$648,349	$645,323	$3,026.5
Federal funds sold	1,349	16,240	(14,891)	(91.7)
Loans, gross	408,875	402,839	6,036	1.5
Securities	180,578	169,745	10,833	6.4
Demand deposits	53,007	58,451	(5,444)	(9.3)
Savings, NOW, MMDA deposits	201,339	207,900	(6.561)	(3.2)
CD’s $100,000 and over	48,721	42,977	5,744	13.4
Other time deposits	142,703	143,265	(562)	(.4)
Total deposits	445,770	452,593	(6,823)	(1.5)
Short-term borrowing	28,091	18,023	10,068	55.9
Long-term borrowing	110,371	111,673	(1,302)	(1.2)
Stockholders Equity	59,222	58,601	621	1.1

At June 30, 2005, total assets were $648.3 million, a decrease of $3.0 million from December 31, 2004. The increase is primarily attributable to an increase in the loan portfolio of $6.0 million. Securities and federal funds sold decreased $4.6 million during 2005. Deposits decreased $6.8 million primarily in the public fund demand deposits and money market accounts. Stockholders’ equity increased $621,000 during the year to $59.2 million due to an increase in retained earnings, offset by a decrease in other comprehensive income of $301,000 resulting from a change in market value of securities.

Average total loans decreased to $403.6 million, a decrease of 1.7% from the same quarter of last year. The real estate loan average declined $4.2 million, a decrease of 3.7%, and the personal loan average declined $11.0 million, a decrease of 12.4%. Commercial loans grew $4.4 million and home equity loans grew $3.3 million. The securities portfolio average has decreased $9.9 million from the second quarter of 2004 to $186.8 million due to security sales and accelerated prepayments.

Average total deposits increased $1.7 million for the second quarter of 2005 to $457.1 million, compared to an average of $455.3 million for the same quarter last year. Average short-term borrowings increased $1.3 million, or 5.5%, from the second quarter of 2004 due to increased public fund balances in repurchase agreements. Average Federal Home Loan Bank borrowings decreased $21.4 million, or 16.2%, due to early payoff of $17.0 million in advances in the third quarter of 2004 and regular principal payments on amortizing advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Balance at beginning of period	$4,118	$4,740	$4,212	$4,830

Charge-offs:
Commercial and industrial	(12)	(324)	(47)	(417)
Commercial real estate	—	—	(28)	(42)
Agricultural	—	(76)	—	(92)
Residential real estate	(51)	(51)	(73)	(261)
Consumer	(284)	(185)	(551)	(544)
Other	—	—	—	—

Total charge-offs	(347)	(636)	(699)	(1,356)

Recoveries:
Commercial and industrial	1	—	24	148
Commercial real estate	19	—	36	2
Agricultural	6	37	6	88
Residential real estate	25	10	34	48
Consumer	120	80	254	163
Other	—	—	—	—

Total recoveries	171	127	354	307

Net charge-offs	(176)	(509)	(345)	(1,049)
Provision for loan losses	125	450	200	900

Balance at end of period	$4,067	$4,681	$4,067	$4,681

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30 2005	December 31 2004	June 30 2004
Loans accounted for on non-accrual basis	$3,816	$2,874	$6,692
Accruing loans which are past due 90 days	103	—	—
Renegotiated loans	0	0	0
Other real estate owned	238	389	873

Total non-performing assets	$4,157	$3,263	$7,565

Ratios:
Allowance to total loans	.99%	1.05%	1.14%
Net charge-offs to average loans (annualized)	.17%	0.87%	.51%
Non-performing assets to total loans and other real estate owned	1.02%	.81%	1.84%

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

The increase in non-accrual loans from $2.87 million at December 31, 2004 to $3.82 million at June 30, 2005 is primarily the result of two relationships. The first is a worship center and the second is an estate recently added due to the death of the owner. The total of these two relationships is $819,000. No loss is expected with either relationship.

As of June 30, 2005, there were $1.8 million in twenty-seven non-accrual small business relationships, previously discussed. Non–accrual residential real estate loans consisted of twenty-one loans that total $1.5 million with the largest balance being $154,000. Non-accrual personal loans consisted of forty-six loans that total $217,000, and home equity credit lines consisted of 9 loans totaling $219,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at June 30, 2005, was 91.7%, compared to 94.7% at the same date in 2004. Loans to total assets were 63.1% at the end of the second quarter of 2005, compared to 63.3% at the same time last year. Management strives to keep this ratio below 70%. The Company has $180.6 million in available-for-sale securities that are readily marketable. Approximately 72.8% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 89.1% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 2005, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.95%, a Tier 1 risk-based capital ratio of 14.01%, and a Tier 1 leverage ratio of 9.44%.

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At June 30, 2005, the Company’s simulation model indicated the twelve-month cumulative gap as a percent of total assets was a negative 0.1%, compared to a positive 7.6% at December 31, 2004. This change is primarily the result of an increase in repurchase agreements during the first half of the year due to public fund receipts and a decrease overnight fed funds sold to fund loan growth and investment purchases with repricing beyond one year. Despite the relatively neutral gap position, rates on loans repricing with base indices tied to the three- and five-year treasury rates are not expected to increase to the same extent as rates on deposits, which are more influenced by the increase in short-term rates. As a result, the current gap position could have a negative effect on projected net interest income over the next twelve months.

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, that the Company’s disclosure controls and procedures were effective.

(b) During the quarter ended June 30, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 2 – Unregistered Sales of Equity and Use of Proceeds

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

On April 26, 2005, the Annual Meeting of the shareholders of the Company was held.

The following members of the Board of Directors of the Company were re-elected for terms expiring in 2007 by the votes indicated:

	For	Withheld	Abstain
S. Craig Beam	2,622,681	4,232	—
D. Jeffrey Lykins	2,620,545	6,368	—
Darleen M. Myers	2,622,681	4,232	—
Robert A. Raizk	2,618,481	8,432	—
Janet M. Williams	2,622,681	4,232	—

Item 5 - Other Information

Not applicable

Item 6 – Exhibits

(a) Exhibits:

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

NB&T FINANCIAL GROUP, INC.

Date: August 11, 2005	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.

99	Safe harbor under the Private Securities Litigation Reform Act of 1995.