Form 10-Q
period 2005-09-30
NB&T FINANCIAL GROUP INC
filed 2005-11-10
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 4, 2005, 3,232,513 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2005 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$13,601	$13,248
Interest-bearing demand deposits	1,022	563
Federal funds sold	5,735	16,240

Cash and cash equivalents	20,358	30,051

Securities - available-for-sale	176,154	169,745
Loans, net of allowance for loan losses of $4,073 and $4,212	409,796	398,627
Premises and equipment	13,849	14,096
Federal Reserve and Federal Home Loan Bank stock	8,444	8,176
Earned income receivable	4,060	3,393
Goodwill and other intangibles	6,664	6,969
Bank-owned life insurance	12,511	12,150
Other assets	2,842	2,116

Total assets	$654,678	$645,323

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$56,096	$58,451
Savings, NOW and Money Market	196,448	207,900
Time	196,048	186,242

Total deposits	448,592	452,593

Short-term borrowings	32,603	18,023
Long-term debt	109,709	111,673
Interest payable and other liabilities	5,120	4,433

Total liabilities	596,024	586,722

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,130	9,828
Retained earnings	55,364	54,688
Unearned employee stock ownership plan shares	(1,197)	(1,337)
Accumulated other comprehensive income (loss)	(609)	225
Treasury stock; 586,437 and 591,887 shares at cost in 2005 and 2004	(6,034)	(5,803)

Total stockholders’ equity	58,654	58,601

Total liabilities and stockholders’ equity	$654,678	$645,323

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$6,474	$6,197	$18,861	$18,709
Securities-Taxable	1,191	1,178	3,479	3,536
Securities-Tax-exempt	467	495	1,418	1,573
Federal funds sold and other	62	34	301	87
Dividends on Federal Home Loan and Federal Reserve Bank stock	105	85	301	250

Total interest and dividend income	8,299	7,989	24,360	24,155

Interest Expense
Deposits	1,807	1,377	4,975	4,062
Short-term borrowings	271	84	611	179
Long-term debt	1,473	1,517	4,370	4,621

Total interest expense	3,551	2,978	9,956	8,862

Net Interest Income	4,748	5,011	14,404	15,293

Provision for Loan Losses	275	450	475	1,350

Net Interest Income After Provision for Loan Losses	4,473	4,561	13,929	13,943

Non-interest Income
Trust income	249	238	766	748
Service charges and fees	855	918	2,432	2,601
ATM network fees	52	83	165	251
Insurance agency commissions	537	583	1,916	1,896
Net gains on sales of securities available-for-sale	13	62	20	589
Other	379	327	1,001	922

Total non-interest income	2,085	2,211	6,300	7,007

Non-interest Expense
Salaries and employee benefits	3,037	2,724	8,799	8,386
Net occupancy expense	461	429	1,371	1,300
Equipment and data processing expense	671	564	2,030	1,765
Professional fees	539	442	1,321	1,123
Marketing expense	162	180	444	395
State franchise tax	189	177	566	519
Amortization of intangibles	156	183	510	516
Other	471	679	1,451	2,202

Total non-interest expense	5,686	5,378	16,492	16,206

Income Before Income Tax	872	1,394	3,737	4,744
Provision for Income Taxes	93	219	593	877

Net Income	$779	$1,175	$3,144	$3,867

Basic Earnings Per Share	$.25	$.37	$.99	$1.23

Diluted Earnings Per Share	$.25	$.37	$.99	$1.22

Dividends Declared Per Share	$.26	$.25	$.78	$.75

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended, September 30
(Dollars in thousands)	2005	2004
	(Unaudited)
Operating Activities
Net income	$3,144	$3,867
Items not requiring (providing) cash Depreciation and amortization	1,695	1,834
Provision for loan losses	475	1,350
Amortization of premiums and discounts on securities	762	955
Net realized gains on available-for-sale securities	(20)	(589)
FHLB stock dividends	(268)	(220)
Net change in:
Loans held for sale	—	86
Other assets and liabilities	(622)	588

Net cash provided by operating activities	5,166	7,871

Investing Activities
Purchases of available-for-sale securities	(21,392)	(62,695)
Proceeds from sales of available-for-sale securities	3,764	35,245
Proceeds from maturities of available-for-sale securities	9,212	45,575
Proceeds from maturities of held-to-maturity securities	—	499
Net change in loans	(11,644)	(161)
Purchase of premises and equipment	(1,079)	(1,968)
Proceeds from sales of premises and equipment	141	—
Acquisition of insurance agency	—	(654)

Net cash provided by (used in) investing activities	(20,998)	15,841

Financing Activities
Net change in:
Deposits	(4,001)	(9,814)
Short-term borrowings	14,580	7,149
Repayment of FHLB advances	(1,964)	(20,207)
Cash dividends	(2,468)	(2,361)
Purchase of treasury shares	(482)	—
Proceeds from exercise of stock options	474	78

Net cash provided by (used in) financing activities	6,139	(25,155)

Decrease in Cash and Cash Equivalents	(9,693)	(1,443)

Cash and Cash Equivalents, Beginning of Year	30,051	22,218

Cash and Cash Equivalents, End of Period	$20,358	$20,775

See Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Only material changes in financial condition and results of operations are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of September 30, 2005, and December 31, 2004, and the results of its operations for the three and nine month periods and cash flows for the nine months ended September 30, 2005 and 2004. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2004 filed with the Commission.

Certain reclassifications have been made to the 2004 condensed financial statements to conform to the 2005 condensed financial statement presentation. These reclassifications had no effect on net income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$779	$1,175	$3,144	$3,867
Less: Total stock-based employee compensation cost determined under the fair value method, net of income taxes	(9)	(17)	(113)	(54)

Pro forma net income	$770	$1,158	$3,031	$3,813

Earnings per share:
Basic – as reported	$.25	$.37	$.99	$1.23

Basic – pro forma	$.24	$.37	$.96	$1.21

Diluted – as reported	$.25	$.37	$.99	$1.22

Diluted – pro forma	$.24	$.37	$.96	$1.20

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2005:
Available-for-Sale Securities:
U.S. government agencies	$80,404	$—	$(1,905)	$78,499
Mortgage-backed securities	59,182	139	(696)	58,625
State and political subdivisions	37,481	1,578	(39)	39,020
Other securities	10	—	—	10

	$177,077	$1,717	$(2,640)	$176,154

December 31, 2004:
Available-for-Sale Securities:
U.S. government agencies	$69,135	$—	$(1,046)	$68,089
Mortgage-backed securities	61,923	473	(323)	62,073
State and political subdivisions	38,336	1,269	(32)	39,573
Other securities	10	—	—	10

	$169,404	$1,742	$(1,401)	$169,745

Note 3: Loans

Categories of loans include (thousands):

	September 30, 2005	December 31, 2004
Commercial and industrial	$80,049	$85,681
Agricultural	26,343	22,284
Real estate construction	9,330	13,114
Commercial real estate	64,680	52,251
Residential real estate	161,251	148,644
Consumer	70,936	80,978
Other	1,399	119

Total loans	413,988	403,071
Less
Net deferred loan fees, premiums and discounts	(119)	(232)
Allowance for loan losses	(4,073)	(4,212)

Net loans	$409,796	$398,627

Activity in the allowance for loan losses was as follows (thousands):

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of year	$4,212	$4,830
Provision for loan losses	475	1,350
Recoveries	466	444
Charge-offs	(1,080)	(2,080)

Balance, end of period	$4,073	$4,544

Impaired loans totaled $6,265,000 and $1,017,000 at September 30, 2005 and December 31, 2004, respectively. An allowance for loan losses of $531,000 and $146,000 relates to impaired loans of $2,379,000 and $458,000 at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 and December 31, 2004, impaired loans of $3,886,000 and $559,000 had no related allowance for loan losses.

At September 30, 2005 and December 31, 2004, there were no accruing loans delinquent 90 days or more. Non-accruing loans at September 30, 2005 and December 31, 2004 were $8,222,000 and $2,874,000, respectively.

Note 4: Commitments

Outstanding commitments to extend credit as of September 30, 2005 total $55,069,000. Standby letters of credit as of September 30, 2005 total $1,476,000.

Note 5: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$779	$1,175	$3,144	$3,867

Denominator:
Weighted-average common shares outstanding (basic)	3,163,812	3,148,651	3,160,680	3,147,526
Effect of stock options	5,735	17,772	7,775	23,122

Weighted-average common shares outstanding (diluted)	3,169,547	3,166,423	3,168,455	3,170,648

Earnings per share:
Basic	$.25	$.37	$.99	$1.23

Diluted	$.25	$.37	$.99	$1.22

For the three and nine months ended September 30, 2005, stock options covering 76,200 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For the three and nine months ended September 30, 2004, stock options covering 30,000 and 11,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair marker value of the Company’s common shares.

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

As of September 30, 2005, December 31, 2004 and September 30, 2004, the outstanding principal balance of the Capital Securities was $8,000,000.

Note 7: Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$779	$1,175	$3,144	$3,867
Other Comprehensive Income/ (Loss)	$(533)	$2,291	$(834)	$515

Total Comprehensive Income	$246	$3,466	$2,310	$4,382

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2005 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

October 28, 2005

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter of 2005 was $779,000, a decrease of $396,000, or 33.7%, from the third quarter of 2004 net income of $1.18 million. Net income per share-basic was $.25 for the third quarter of 2005, compared to $.37 per share for the third quarter of 2004, a decrease of 32.4%. Net income for the first nine months of 2005 was $3.14 million, a decrease of $723,000, or 18.7%, from the $3.87 million of net income for the first nine months of 2004. Net income per share-basic was $.99 for the first nine months of 2005, compared to $1.23 per share for the first nine months of 2004, a decrease of 19.5%. The decrease in earnings for both the third quarter and the first nine months of 2005 was due to lower net interest income resulting from increased deposit and borrowing costs and relatively flat residential and consumer loan rates; lower non-interest income, primarily in service charges and fees; increased non-interest expense; and lower security gains, offset by lower loan loss provisions.

Return on average equity and return on average assets for the third quarter of 2005 were 5.20% and 0.47%, respectively, compared to 8.18% and .71% for the same period in 2004. Return on average equity and return on average assets for the first nine months of 2005 were 7.15% and 0.64%, respectively, compared to 9.01% and .78% for the same period in 2004.

Net Interest Income

Net interest income was $4.75 million for the third quarter of 2005 and $14.40 million for the first nine months of 2005, a decrease of $263,000 and $889,000 respectively, compared to the same periods last year. Net interest margin (annualized net interest income as a percent of average earning assets) decreased to 3.10% for the third quarter of this year from 3.28% for the third quarter of last year, and the net interest margin decreased to 3.18% for the first nine months of 2005 from 3.32% for the same period last year.

Interest income totaled $8.30 million for the third quarter of 2005, an increase of $310,000, or 3.9%, from $7.99 million during the same period last year. Interest income for the first nine months of 2005 totaled $24.36 million, an increase of $205,000, or .85%, from $24.16 million during the same period last year. Unfortunately, interest expense increased $573,000, or 19.2%, during the third quarter of 2005 and $1.09 million, or 12.3%, during the first nine months of 2005. The difference in yield between short-term and long-term rates has diminished over the past year, and the deposit and borrowing costs with shorter terms have increased, while residential mortgage and consumer loan pricing with longer terms have remained relatively flat. Additionally, loan yields have been reduced by our lower average volumes of non-mortgage consumer loans. The yield on average earning assets increased from 5.22% in the third quarter of 2004 to 5.43% in the third quarter of 2005 and from 5.25% for the first nine months of 2004 to 5.38% for the same period in 2005. At the same time, the cost of interest-bearing liabilities increased by a greater amount, from 2.18% during the third quarter of last year to 2.62% in the third quarter of 2005, and their cost increased from 2.14% during the first nine months of 2004 to 2.49% for the first nine months of 2005. This increase is the result of market rate increases and the shift of lower costing money market deposits to higher costing time deposits and short-term borrowings more sensitive to current rate increases.

Average loans outstanding for the first nine months decreased 1.30%, compared to the prior year, while average loans outstanding for the third quarter of 2005 increased .24%, compared to the prior year. Average securities outstanding, including federal funds sold and other interest-bearing deposits, for the third quarter and the first nine months of 2005 decreased .69% and 2.2%, compared to the prior year. Average interest-bearing liabilities for the third quarter decreased .64% from last year to $592.8 million, and average interest-bearing liabilities for the first nine months of 2005 decreased 2.2% from last year to $591.6 million.

Provision for Loan Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio at each balance sheet date. The provision for loan losses decreased 38.9% to $275,000 during the third quarter of 2005 from $450,000 during the third quarter of last year. For the first nine months of 2005, the provision decreased 64.8% to $475,000 from $1.35 million for the same period last year. The lower provision for loan losses is a result of lower net charge-offs and management’s evaluation of the loan portfolio. Net charge-offs were $269,000, or 0.26% of total average loans (annualized) in the third quarter of 2005, compared to $587,000, or 0.57% (annualized) for the same period in 2004. Net charge-offs were $613,000, or 0.20% of total average loans

(annualized) during the first nine months of 2005, compared to $1.64 million, or 0.53% (annualized) for the same period in 2004. Non-performing loans at September 30, 2005 increased to 1.99% from 1.48% of total loans at September 30, 2004 due to placing one $5.0 million relationship on non-accrual during September 2005. At September 30, 2005, the relationship was less than 60 days past due; however, management was aware of potential cash flow weaknesses. The percentage of the allowance for loan losses to total loans was .98% at September 30, 2005 and 1.11% at September 30, 2004.

Non-interest Income

Non-interest income was $2.09 million for the third quarter of 2005, a decrease of 5.7% from the $2.21 million earned in the third quarter of 2004. Non-interest income was $6.30 million for the first nine months of 2005, compared to $7.01 million for the same period in 2004. Non-interest income for the first nine months of 2004 includes $589,000 in realized securities gains, compared to only $20,000 in realized securities gains in the first nine months of 2005. Securities gains of $13,000 were realized in the third quarter of 2005, compared to $62,000 in the third quarter of 2004. Excluding the securities gains, the primary reasons for the decrease for the quarter and nine months are lower service charge income and ATM network fees. Service charge income decreased 6.9% from the third quarter of last year as more customers utilize the Company’s free checking product as opposed to a fee-based checking account. In addition, the Company collected less overdraft fees in the third quarter of 2005, compared to the same quarter in 2004. ATM network fees decreased 37.3% from the third quarter of last year as a result of fewer units in operation and higher costs.

Non-interest Expense

Non-interest expense was $5.69 million for the third quarter of 2005, compared to $5.38 million for the third quarter of 2004. Salaries and employee benefits expense increased 11.5% during the third quarter of 2005 due to merit increases and increased benefit costs. Equipment and data processing expense also increased 19.0% during the third quarter of 2005 due to maintenance fees on the Bank’s primary data processing system, which were waived in 2004. In addition, the Company incurred additional professional fees in the third quarter of 2005 related to corporate marketing and educational initiatives. For the first nine months of 2005, non-interest expense was $16.49 million, compared to $16.21 million for the same period in 2004.

Income Taxes

The provision for income taxes for the third quarter of 2005 was $93,000, compared to $219,000 for the same period in 2004. The provision for income taxes for the first nine months of 2005 was $593,000, compared to $877,000 for the same period last year. The effective tax rate for the three months ended and nine months ended September 30, 2005 was 10.7% and 15.9%, respectively, compared to 15.7% and 18.5% for the same periods in 2004.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.’s financial condition during 2005 are as follows (in thousands):

	September 30 2005	December 31 2004	Amount	Percent
Total assets	$654,678	$645,323	$9,355	1.4
Federal funds sold	5,735	16,240	(10,505)	(64.7)
Loans, gross	413,869	402,839	11,030	2.7
Securities	176,154	169,745	6,409	3.8
Demand deposits	56,096	58,451	(2,355)	(4.0)
Savings, NOW, MMDA deposits	196,448	207,900	(11,452)	(5.5)
CD’s $100,000 and over	51,383	42,977	8,406	19.6
Other time deposits	144,665	143,265	1,400	1.0
Total deposits	448,592	452,593	(4,001)	(.9)
Short-term borrowing	32,603	18,023	14,580	80.9
Long-term borrowing	109,709	111,673	(1,964)	(1.8)
Stockholders equity	58,654	58,601	53.09

At September 30, 2005, total assets were $654.7 million, an increase of $9.4 million from December 31, 2004. The increase is primarily attributable to an increase in the loan portfolio of $11.0 million. Securities and federal funds sold decreased $4.1 million during 2005. Deposits decreased $4.0 million primarily in the money market accounts. Stockholders’ equity increased $53,000 during the year to $58.7 million due to an increase in retained earnings, offset by a decrease in other comprehensive income of $834,000 resulting from a change in market value of securities.

Average total loans increased to $412.0 million, an increase of .24% from the same quarter of last year. The residential real estate loan average declined $852,000, a decrease of .77%, and the consumer loan average declined $5.1 million, a decrease of 6.7%. Commercial loans grew $5.6 million and home equity loans grew $1.6 million. The securities portfolio average has remained relatively unchanged at $187.1million for the third quarter of 2005, compared to $186.5 for the third quarter of 2004.

Average total deposits increased $4.9 million for the third quarter of 2005 to $448.8 million, compared to an average of $443.9 million for the same quarter last year. Average short-term borrowings increased $4.8 million, or 16.5%, from the third quarter of 2004 due to increased public fund balances in repurchase agreements. Average long-term debt decreased $13.5 million, or 11.0%, due to early payoff of $17.0 million in Federal Home Loan Bank advances in the third quarter of 2004 and regular principal payments on amortizing advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Balance at beginning of period	$4,067	$4,681	$4,212	$4,830

Charge-offs:
Commercial and industrial	(29)	(42)	(76)	(459)
Commercial real estate	—	(10)	(28)	(52)
Agricultural	(69)	(76)	(69)	(168)
Residential real estate	(50)	(187)	(123)	(448)
Consumer	(233)	(409)	(784)	(953)
Other	—	—	—	—

Total charge-offs	(381)	(724)	(1,080)	(2,080)

Recoveries:
Commercial and industrial	9	12	33	18
Commercial real estate	23	13	59	15
Agricultural	2	36	8	38
Residential real estate	1	15	35	63
Consumer	77	61	331	224
Other	—	—	—	86

Total recoveries	112	137	466	444

Net charge-offs	(269)	(587)	(613)	(1,636)
Provision for possible loan losses	275	450	475	1,350

Balance at end of period	$4,073	$4,544	$4,073	$4,544

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30 2005	December 31 2004	September 30 2004
Loans accounted for on non-accrual basis	$8,222	$2,874	$6,012
Accruing loans which are past due 90 days	—	—	38
Renegotiated loans	0	0	0
Other real estate owned	139	389	187

Total non-performing assets	$8,361	$3,263	$6,237

Ratios:
Allowance to total loans	.98%	1.05%	1.11%
Net charge-offs to average loans (annualized)	.20%	0.87%	.53%
Non-performing assets to total loans and other real estate owned	2.02%	.81%	1.53%

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

As of September 30, 2005, there were $6.3 million in nineteen non-accrual small business relationships. The majority of this amount consisted of one $5.0 million relationship, secured by a nursing home. At September 30, 2005, the relationship was less than 60 days past due; however, management was aware of potential cash flow weaknesses.

Non–accrual residential real estate loans totaled $1.5 million and consisted of 22 loans with the largest balance being $154,000. Non-accrual consumer loans consisted of fifty-seven loans that total $254,000 and home equity credit lines consisted of 9 loans totaling $207,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at September 30, 2005, was 92.3%, compared to 92.6% at the same date in 2004. Loans to total assets were 63.2% at the end of the third quarter of 2005, compared to 63.2% at the same time last year. Management strives to keep this ratio below 70%. The Company has $176.2 in available-for-sale securities that are readily marketable. Approximately 84.0% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88.5% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 2005, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.94%, a Tier 1 risk-based capital ratio of 14.00%, and a Tier 1 leverage ratio of 9.33%.

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At September 30, 2005, the Company’s simulation model indicated the twelve-month cumulative static gap as a percent of total assets was a positive 1.6%, compared to a positive 7.6% at December 31, 2004. This change is primarily the result of an increase in repurchase agreements due to public fund receipts, an increase in time deposits maturing within one year and a decrease in federal funds sold to fund loan growth repricing beyond one year. Despite the slightly positive gap position, rates on loans repricing with base indices tied to the three- and five-year treasury rates are not expected to increase to the same extent as rates on deposits, which are more influenced by the increase in short-term rates. As a result, the current gap position could have a negative effect on projected net interest income over the next twelve months.

Item 4 – Controls and Procedures

a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, that the Company’s disclosure controls and procedures were effective.

(b) During the quarter ended September 30, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/05 to 7/31/05	—		N/A	N/A	N/A

8/1/05 to 8/31/05	20,150	(1)	$23.90	N/A	N/A

9/1/05 to 9/30/05	—		N/A	N/A	N/A

Total	20,150		$23.90	N/A	N/A

(1)	These shares were purchased from Timothy L. Smith, President & CEO, after exercise of certain stock options.

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

15	Accountants’ awareness letter.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.

99	Safe harbor under the Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 10, 2005	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Index to Exhibits

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc. Incorporated by reference to Definitive Proxy Statement filed on March 31, 2003, Exhibit A.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc. Incorporated by reference to Definitive Proxy Statement filed on March 31, 2003, Exhibit B.

15	Accountants’ awareness letter.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.

99	Safe harbor under the Private Securities Litigation Reform Act of 1995.