Form 10-K
period 2005-12-31
NB&T FINANCIAL GROUP INC
filed 2006-03-16
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Shares, without par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $23.20 per share on June 30, 2005, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $54,469,146. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by The National Bank and Trust Company (the “Bank”) as trustee with respect to which the Bank has sole or shared voting or dispositive power.

As of March 1, 2006, 3,232,513 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Board of Directors;

2. Executive Officers;

3. Section 16(a) Beneficial Ownership Reporting Compliance;

4. Compensation of Executive Officers and Directors;

5. Voting Securities and Ownership of Certain Beneficial Owners and Management;

6. Certain Relationships and Related Transactions; and

7. Auditors.

NB&T FINANCIAL GROUP, INC.

For the Year Ended December 31, 2005

PART I

I tem 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial” or the “Company”), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank also has a trust department with assets under management of approximately $175.5 million.

The Bank also operates its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“NB&T Insurance”). NB&T Insurance has four locations, with its principal office in Wilmington, Ohio. During 2004, NB&T Insurance acquired one agency located in Milford, Ohio for approximately $635,000 cash. This agency was merged into NB&T Insurance. NB&T Insurance sells a full line of insurance products, including property and casualty, life, health, and annuities.

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

Lending Activities

General. The Bank’s income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans. Please refer to Table 7 on page 17, which summarizes the loan portfolio mix.

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

Trust Services

The Bank received trust powers in 1922, and had approximately $175.5 million in assets under management at December 31, 2005 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

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

Item 1A. Risk Factors

Like all financial companies, NB&T Financial’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

Changes in interest rates could adversely affect our financial condition and results of operations.

Our results of operations depend substantially on our net interest income, which is the difference between (i) the interest earned on loans, securities and other interest-earning assets and (ii) the interest paid on deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and borrowings. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

Increases in interest rates also can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. We originate loans for sale and for our portfolio. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in non-performing assets and a reduction of income recognized.

Changes in national and local economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline and as loans and deposits decline.

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recessions unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2005, 64% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction, installment and agricultural loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

In our market area, we encounter significant competition from other banks, savings and loan associations, credit unions, mortgage banking firms, securities brokerage firms, asset management firms and insurance companies. The increasingly competitive environment is a result primarily of changes in regulation and the accelerating pace of consolidation among financial service providers. NB&T Financial is smaller than many of our competitors. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide.

Legislative or regulatory changes or actions could adversely impact the financial services industry.

The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. The significant federal and state banking regulations that affect us are described in this annual report under the heading “Regulation.”

Our ability to pay cash dividends is limited.

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by us and our subsidiaries is subject to certain regulatory restrictions. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that our dividend policy or size of dividend distribution will continue in the future.

The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Two of the most critical estimates are the level of the allowance of loan losses and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the provided allowance.

Trading in our common shares is very limited, which may adversely affect the time and the price at which you can sell your NB&T Financial common shares.

Although the common shares of NB&T Financial are quoted on The Nasdaq Capital Market, trading in NB&T Financial’s common shares is not active, and the spread between the bid and the asked price is often wide. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which you may be able to sell your common shares may be significantly lower than the price at which you could buy NB&T Financial common shares at that time.

Our organizational documents and the large percentage of shares controlled by management and family members of management may have the effect of discouraging a third party from acquiring us.

Our articles of incorporation and code of regulations contain provisions that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. Moreover, as of March 1, 2006, directors and executive officers controlled the vote of 18.3% of the outstanding common shares of NB&T Financial in addition to the 5.98% of the outstanding shares with respect to which the Bank controls the vote as trustee and an additional 29.37% owned by relatives of a director. The provisions in our articles and code of regulations and the percentage of voting control by NB&T Financial affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

Item 1B. Unresolved Staff Comments

Not applicable

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

Bank Holding Company Regulation

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain nonfinancial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2005. For NB&T Financial’s capital ratios, see Note 14 to the Consolidated Financial Statements in Item 8.

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

The Financial Services Modernization Act of 1999 permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the “FRA”), which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2005.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2005. For the Bank capital ratios, see Note 14 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2005, met the standards for the highest capital category, a well-capitalized bank.

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

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC is authorized to establish annual assessment rates for deposit insurance. The FDIC has established a risk-based assessment system for members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution. Insurance of deposits may be terminated by the FDIC if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), which provide for the Bank Insurance Fund (BIF) and the Savings Association

Insurance Fund (SAIF) to be merged into a new Deposit Insurance Fund (DIF). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:

•	Increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000;

•	Adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

•	Providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits);

•	Allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996;

•	Establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and

•	Revising the rules and procedures for risk-based premium assessments.

The FDIC is required to adopt rules implementing the various provisions of the Deposit Insurance Reform Acts. The BIF and the SAIF are required to be merged into the DIF by July 1, 2006, while most of the other provisions are required to be implemented by November 5, 2006. Management is not yet able to determine the effect the Deposit Insurance Reform Acts will have on the Company.

Federal Reserve Board. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2005, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $7.8 million at December 31, 2005. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

Ohio Department of Insurance. The Bank’s insurance agency operating subsidiary is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

I tem 2. Properties

NB&T Financial and the Bank own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The National Bank and Trust Company also owns or leases 19 full-service branch offices and one remote drive-through ATM facility, all of which are located in Adams, Brown, Clermont, Clinton, Fayette, Hardin, Highland, and Warren Counties in Ohio. The Bank owns a building at 1600 West Main Street, Wilmington, Ohio, which serves as an operation center for the Bank and houses the Bank’s insurance agency.

I tem 3. Legal Proceedings

Neither NB&T Financial nor the Bank is presently involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

I tem 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,232,513 common shares of the Company outstanding on December 31, 2005 held of record by approximately 418 shareholders of record other than brokers, banks and depositories, and approximately an additional 423 beneficial owners holding their shares in the names of brokers, banks and depositories. Dividends per share declared were $0.26 per share in each quarter in 2005 and were $0.25 per share in each quarter in 2004.

The Company’s shares trade on the Nasdaq Capital Market (formerly Nasdaq SmallCap Market) under the symbol NBTF. The following table summarizes the quarterly common stock prices and dividends declared for the last two years.

2005	High	Low	Dividend
Fourth Quarter	$23.50	$19.75	$0.26
Third Quarter	25.06	22.55	0.26
Second Quarter	24.50	22.40	0.26
First Quarter	28.50	22.80	0.26

2004
Fourth Quarter	$29.38	$25.50	$0.25
Third Quarter	30.96	25.50	0.25
Second Quarter	32.30	29.60	0.25
First Quarter	33.50	29.00	0.25

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

The Company has a stock option plan under which the Company may grant options that vest over five years to selected employees for up to 7% of the authorized and issued shares of the Company, currently 3,818,950 shares. The plan will terminate effective upon adoption of a new equity plan being submitted for shareholder approval at the 2006 annual meeting. The following table summarizes the securities authorized for issuance at December 31, 2005 under all equity compensation plans in existence at that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	146,500	$24.55	120,827
Equity compensation plans not approved by security holders	0	0	0

Total	146,500	$24.55	120,827

I tem 6. Selected Financial Highlights

(Dollars and shares in thousands, except per share data)

	2005	2004	2003	2002	2001
Consolidated Statements of Income
Interest income	$32,886	$32,135	$34,904	$40,400	$41,993
Interest expense	13,768	11,904	13,371	17,310	22,849
Net interest income	19,118	20,231	21,533	23,090	19,144
Provision for loan losses	775	1,900	3,919	2,100	1,500
Non-interest income	8,367	9,239	9,415	8,952	7,987
Non-interest expenses	21,868	21,552	22,471	22,020	18,138
Income before income taxes	4,842	6,018	4,558	7,922	7,493
Income taxes	737	1,064	454	1,391	1,476

Net income	$4,105	$4,954	$4,104	$6,531	$6,017

Per Share Data
Basic earnings per share	$1.30	$1.57	$1.31	$2.11	$1.91
Diluted earnings per share	1.30	1.56	1.30	2.10	1.90
Dividends per share	1.04	1.00	.96	.92	.84
Book value at year end	18.10	18.16	17.59	17.78	15.89
Weighted average shares outstanding—basic	3,162	3,148	3,133	3,089	3,150
Weighted average shares outstanding—diluted	3,168	3,166	3,152	3,117	3,165

Consolidated Balance Sheets (Year End)
Total assets	$650,248	$645,323	$664,928	$664,803	$671,171
Securities	171,567	169,745	191,802	213,090	216,001
Loans	417,623	402,839	409,821	384,671	382,714
Allowance for loan losses	4,058	4,212	4,830	4,010	3,810
Deposits	447,626	452,593	450,500	468,089	479,240
Long-term debt	109,039	111,673	132,519	116,446	114,844
Total shareholders’ equity	58,498	58,601	56,696	57,304	50,976

Selected Financial Ratios
Return on average assets	0.63%	0.75%	0.60%	0.96%	0.99%
Return on average equity	6.98	8.57	7.06	12.08	11.87
Dividend payout ratio	80.00	63.69	73.28	43.60	43.98
Net interest margin	3.16	3.31	3.38	3.70	3.37
Average loans to average total assets	62.26	61.80	58.42	56.92	57.02
Average equity to average total assets	8.99	8.74	8.49	8.62	7.60
Total risk-based capital ratio (at year end)	14.96	15.06	14.57	14.66	11.50
Ratio of non-performing loans to total loans	1.96	0.71	1.43	1.59	1.49
Ratio of loan loss allowance to total loans	.97	1.05	1.18	1.04	1.00
Ratio of loan loss allowance to non- performing loans	50	147	83	65	67
Net charge-offs to average loans	0.23	0.62	0.77	0.49	0.58

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2005 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2005 and 2004 and for the three years ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. Results could differ materially from those expressed in such forward-looking statements due to a number of factors, including (1) changes in interest rates; (2) changes in national and local economic and political conditions; (3) competitive pressures in the retail banking, financial services, insurance and other industries; (4) changes in laws and regulations, including changes in accounting standards; (5) changes in policy by regulatory agencies; and (6) changes in the securities markets. Any forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results could differ materially from those contemplated by those forward-looking statements. Many of the factors that will determine these results are beyond the Company’s ability to control or predict. The Company disclaims any duty to update any forward-looking statements, all of which are qualified by the statements in this section. See Item 1.A. “Risk Factors” in this annual report for further discussion of the risks affecting the business of the Company and the value of an investment in its shares.

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income for 2005 was $4.1 million, or $1.30 per diluted share, compared to $4.9 million, or $1.56 per diluted share, for last year. The decrease in net income was primarily due to a declining net interest margin and fewer gains on security sales, partially offset by a decrease in the provision for loan losses due to lower charged-off loans and management’s evaluation of the current portfolio. Net interest income declined $1.1 million from $20.2 million in 2004 to $19.1 million in 2005, and security gains were down $685,000. Net loan charge-offs were $928,000, or 0.23% of average loans in 2005, compared to $2.52 million, or 0.62%, in 2004, contributing to the decline in loan loss provision from $1.9 million in 2004 to $775,000 in 2005. Performance ratios for 2005 included a return on assets of .63% and a return on equity of 6.98%, compared to .75% and 8.57%, respectively, in 2004.

Net income for 2004 was $4.9 million, or $1.57 per share, compared to $4.1 million, or $1.31 per share, for the year of 2003. The increase in net income in 2004 was primarily due to a lower loan loss provision of $2.0 million, as a result of decreasing non-performing loans. Partially offsetting the lower loan loss provision was a decrease in net interest income of $1.3 million from $21.5 million in 2003 to $20.2 million in 2004. Total non-interest income of $8.5 million for 2004, excluding securities gains, was relatively unchanged from 2003. Non-interest expense decreased from $22.5 million in 2003 to $21.6 million in 2004 due to reorganization costs of $709,000 in 2003. Performance ratios for 2004 included a return on assets of 0.75% and a return on equity of 8.57%, compared to 0.60% and 7.06%, respectively, in 2003.

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2005, setting forth: (i) average assets, liabilities and shareholders’ equity,

(ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1—NET INTEREST INCOME AND NET INTEREST MARGIN

(Dollars in thousands)

	2005			2004			2003
	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid
Loans (1)	$407,766	6.26%	$25,535	$408,779	6.09%	$24,895	$400,008	6.62%	$26,471
Securities	184,072	3.77	6,938	190,013	3.71	7,055	226,315	3.68	8,326
Deposits in banks	670	2.66	17	718.70		5	537.56		3
Federal funds sold	13,374	2.96	396	12,647	1.42	180	9,656	1,08	104

Total interest-earning assets	605,882	5.43	32,886	612,157	5.25	32,135	636,516	5.48	34,904

Non-earning assets	49,080			49,292			48,109

Total assets	$654,962			$661,449			$684,625

Non-interest-bearing demand deposits	$56,534	—	—	$54,193	—	—	$51,654	—	—
Interest-bearing demand deposits	110,518.48		532	110,476.30		333	113,790.54		609
Savings deposits	92,518.78		725	106,760.66		703	105,539.80		848
Time deposits	190,375	3.00	5,715	177,127	2.55	4,518	196,390	2.75	5,402
Short-term borrowings	31,749	2.99	951	25,770	1.05	271	24,561	0.81	198
Junior subordinated debentures	8,248	6.81	562	8,248	4.98	411	8,248	4.73	390

FHLB advances	102,007	5.18	5,283	116,689	4.86	5,668	123,985	4.78	5,924

Total interest-bearing liabilities	535,415	2.57	13,768	545,070	2.18	11,904	572,513	2.34	13,371

Non-interest bearing liabilities	60,693			58,544			53,960
Capital	58,854			57,835			58,152

Total liabilities and capital	$654,962			$661,449			$684,625

Net interest income			$19,118			$20,231			$21,533

Net interest margin		3.16%			3.31%			3.38%

(1)	Includes nonaccrual loans and loan fees.

Net interest income was $19.1 million in 2005, a decrease of $1.1 million compared to 2004. During 2005, the Federal Reserve increased its targeted federal funds rate 200 basis points from 2.25% to 4.25%. This action increased general market rates for terms of less than two years by a similar amount; however, longer-term rates increased only slightly. The Bank’s deposits and short-term borrowing costs are more closely associated with short-term rates. As a result, total interest expense increased $1.86 million to $13.8 million during 2005 despite a $9.7 million decrease in average outstanding interest-bearing liabilities. A higher percentage of the Bank’s earning assets have yields more closely associated with longer-term rates. Interest income increased $751,000 to $32.9 million in 2005 from $32.1 million in 2004. Unfortunately, this increase was not enough to offset the increase in interest expense, and the Bank’s net interest margin dropped from 3.31% in 2004 to 3.16% in 2005.

Net interest income decreased $1.3 million, or 6.0%, from $21.5 million in 2003 to $20.2 million in 2004. Net interest margin decreased from 3.38% in 2003 to 3.31% in 2004. Interest income on loans decreased $1.6 million, or 6.0%, from 2003, and the yield on average loans decreased from 6.62% in 2003 to 6.09% in 2004, despite an increase in average loans of $8.8 million. Although the prime rate increased approximately 125 basis points from June 2004 to December 2004, approximately 60% of the Company’s adjustable-rate loan portfolio reprices off the three- and five-year treasury rates. These treasury rates remained lower in 2004 than the previous repricing rates, resulting in a decrease in the yield earned on adjusting loans. In addition, interest income on securities decreased $1.2 million from $8.3 million in 2003 to $7.1 million in 2004. The average securities balance declined $36.3 million in 2004, primarily due to the use of proceeds from the sale and maturity of securities to pay down approximately $21.0 million in FHLB debt. The interest expense on interest-bearing liabilities only decreased $1.5 million from $13.4 million in 2003 to $11.9 million in 2004. The yield on interest-bearing deposits declined 24 basis points from 1.65% in 2003 to 1.41% in 2004 as certificates of deposit matured and repriced at lower rates. Rates on short-term borrowings are directly tied to the prime rate. As a result, short-term borrowing costs increased during the last six months of 2004.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2005. Changes attributable to rate and volume are allocated to both rate and volume on an equal basis.

TABLE 2—NET INTEREST INCOME—RATE/VOLUME ANALYSIS

(Dollars in thousands)

	Years ended December 31, 2005 vs. 2004 Increase (decrease) due to			Years ended December 31, 2004 vs. 2003 Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$(241)	$881	$640	$557	$(2,133)	$(1,576)
Securities	(222)	105	(117)	(1,342)	71	(1,271)
Deposits in banks	(1)	14	13	1	1	2
Federal funds sold	16	199	215	37	39	76

Total interest-earning assets	(448)	1,199	751	(747)	(2,022)	(2,769)

Interest expense attributable to:
Interest-bearing deposits	(15)	1,433	1,418	(327)	(978)	(1,305)
Short-term borrowings	121	559	680	11	62	73
Junior subordinated debentures	0	151	151	0	21	21
FHLB advances	(737)	352	(385)	(351)	95	(256)

Total interest-bearing liabilities	(631)	2,495	1,864	(667)	(800)	(1,467)

Net interest income	$183	$(1,296)	$(1,113)	$(80)	$(1,222)	$(1,302)

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $8.3 million in 2005, $ 8.5 million in 2004, and $8.5 million in 2003. Trust income increased 1.8% in 2005 and 14.8 % in 2004, due to an increase in the average market value of funds under management and increased trust account fees. Service charges on deposits decreased 9.2% in 2005 largely due to fees on overdrawn accounts decreasing by approximately $69,000 and lower service charges on business checking accounts resulting from an increase in the average earnings credit. Other service charges and fees increased in 2005 and 2004 due to additional fee income on debit card transactions. ATM network fees have decreased since 2003 as a result of increased competition in the ATM network business and the Company’s decision to discontinue this line of business due to lower profit margins and higher machine upgrade expenses. Bank owned life insurance (“BOLI”) income decreased to $438,000 in 2005 compared to $520,000 and $531,000 in 2004 and 2003, respectively, due to a decline in the yield on the underlying investments. Other income increased to $848,000 in 2005 from $716,000 in 2004 due to increased gains on loan sales and loan extension fee income.

TABLE 3—NON-INTEREST INCOME

(Dollars in thousands)

	2005	2004	2003	Percent Change
				2005 vs. 2004	2004 vs. 2003
Trust	$1,009	$991	$863	1.82%	14.83%
Service charges on deposits	2,496	2,748	2,687	(9.17)	2.23
Other service charges	793	668	617	18.71	8.27
ATM network fees	197	315	435	(37.46)	(27.36)
Insurance agency commissions	2,485	2,494	2,519	(.36)	(.99)
Income from BOLI	438	520	531	(15.77)	(2.07)
Other	848	716	848	18.44	(15.57)

Total	$8,266	$8,452	$8,500	(2.20)%	(.56)%

Gain on sales of securities totaled $101,000 in 2005, compared to $787,000 in 2004. Proceeds from the sale of securities totaled $7.5 million in 2005, compared to $42.1 million in 2004.

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years. Total non-interest expense was $21.9 million in 2005, $21.6 million in 2004 and $22.5 million in 2003.

TABLE 4—NON-INTEREST EXPENSE

(Dollars in thousands)

	2005	2004	2003	Percent Change
				2005 vs. 2004	2004 vs. 2003
Salaries & employee benefits	$11,592	$11,055	$10,997	4.86%	.53%
Occupancy	1,866	1,743	1,790	7.06	(2.63)
Equipment	1,954	2,032	2,312	(3.84)	(12.11)
Data processing	810	865	932	(6.36)	(7.19)
Professional fees	1,711	1,388	1,294	23.27	7.26
Marketing	626	628	577	(.32)	8.84
Printing, postage and supplies	702	809	827	(13.23)	(2.18)
State franchise tax	748	701	685	6.70	2.34
Amortization of intangibles	681	705	712	(3.40)	(.98)
Other	1,178	1,626	2,345	(27.55)	(30.66)

Total	$21,868	$21,552	$22,471	1.47%	(4.09)%

Salaries and benefits expense, which is the largest component of non-interest expense, increased to $11.6 million in 2005 from $11.1 million in 2004. Salaries and benefits expense in 2003 was $11.0 million. Salaries and employee benefits expense increased 4.9% during 2005 due to merit increases and increased health insurance costs. In 2004, salary expense was down approximately $370,000, largely due to a reduction in staffing in the fourth quarter of 2003 and the closing of three offices in January 2004. This decrease was offset by payment of bonuses in 2004. The average number of full-time equivalent employees was 247 in 2005, 249 in 2004 and 269 in 2003.

Occupancy expense increased $123,000 in 2005 largely due to increased maintenance and repair costs, utility costs and real estate taxes. Equipment expense declined from $2.3 million in 2003 to $2.0 million in 2004 and 2005. Most of this decrease is the result of closing three branches in January 2004 and reduced depreciation and maintenance expenses related to the Company’s ATM network. Data processing expenses were down in 2005 and 2004 due to conversion to a new data processing system in 2004. The maintenance fees on the new data processing system were waived for the first year, resulting in a partial year’s fees in both 2005 and 2004. Professional fees increased $323,000 in 2005 from 2004 due to new corporate branding initiatives and executive search costs. Printing, postage and supplies expenses declined to $702,000 in 2005 from $809,000 and $827,000 in 2004 and 2003, respectively. These expense savings primarily came from decreases in supplies and postage costs related to office closings and lower preprinted form costs. Other non-interest expenses decreased from $2.3 million in 2003 to $1.6 million in 2004 and $1.2 million in 2005. Other expenses were higher in 2003 compared to 2004 due to $704,000 in reorganization expenses related to the closing of three banking offices in January 2004. Other non-interest expenses were down further in 2005 due to lower expenses associated with foreclosed real estate and reduced education expense.

INCOME TAXES

The effective tax rates were 15.2% for 2005, 17.7% for 2004 and 10.0% for 2003. The effective tax rate being lower than the statutory rate was primarily due to tax-exempt municipal bond interest income and BOLI income.

FINANCIAL CONDITION

ASSETS

Average total assets decreased 1.4% during 2005 to $655.0 million. Average interest-earning assets decreased 1.0%, and were 93% of total average assets, equivalent to 2004 and 2003.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on amortized cost, at the dates indicated:

TABLE 5—SECURITIES PORTFOLIO

(Dollars in thousands)

	At December 31,
	2005	2004	2003
Securities available for sale:
U.S. Treasuries & U.S. agency notes	$80,268	$69,135	$60,502
U.S. agency mortgage-backed securities	16,337	30,098	42,696
Other mortgage-backed securities	38,914	31,825	41,380
Municipals	37,480	38,336	7,810
Other securities	10	10	10

Total securities available for sale	173,009	169,404	152,398

Securities held to maturity:
Municipals	—	—	38,681

Total securities	$173,009	$169,404	$191,079

In 2005, total securities increased $3.6 million to $173.0 million, compared to $169.4 million at December 31, 2004. Approximately $7.6 million in U.S. agency mortgage-backed securities were sold in 2005 with $16.6 million and $10.9 million reinvested in U.S. Agency notes and collateralized mortgage-backed securities, respectively. Approximately $6.6 million in U.S. agency notes were called or matured in 2005, and $9.7 million in payments were received on mortgage-backed securities.

The majority of the decreases in the securities portfolio from 2003 to 2004 were the result of sales of U.S. agency mortgage-backed securities and other mortgage-backed securities, as well as some out-of-state municipal bonds. Part of the proceeds of these sales, along with the proceeds from matured securities, were used to pay off approximately $21.0 million in Federal Home Loan Bank debt.

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

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2005. Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. U.S. Treasury and U.S. Agency notes, as well as municipal securities, are categorized based on contractual maturity. Yields do not include the effect of income taxes.

TABLE 6—SECURITIES PORTFOLIO REPRICING

(Dollars in thousands)

	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasuries & U.S. agency notes	$24,110	2.44%	$56,158	3.03%	$—	—%	$—	—%	$80,268	2.85%
U.S. agency mortgage-backed securities	449	4.80	15,881	4.75	8	—	—	—	16,338	4.75
Other mortgage-backed securities	15,089	3.58	23,824	4.32	—	—	—	—	38,913	4.03
Municipals	—	—	100	4.50	2,329	3.54	35,051	5.04	37,480	4.95
Other securities	—		—		—		10	—	10	—

Total securities available for sale	$39,648	2.90	$95,963	3.64	$2,337	3.58	$35,061	5.04	$173,009	3.75

LOANS

Table 7 shows loans outstanding at period end by type of loan. Commercial and industrial loans declined from $89.6 million in 2003 and $90.1 million in 2004 to $82.9 million in 2005. The decline in the commercial and industrial loan portfolio has been largely offset by an increase in commercial real estate loans, which increased from $35.4 million in 2003 to $55.6 million in 2004 and $82.6 million in 2005. The Company has experienced an increase in its commercial real estate lending over the past five years, because of the Company’s sales activities in the higher-growth Clermont and Warren Counties. The Company continues to focus its commercial lending on small- to medium-sized companies with established track records in the Company’s market area.

Residential real estate loans declined $9.8 million in 2004 compared to 2003, and declined $762,000 in 2005 to $148.3 million. Over the past two years, the Company has maintained shorter-term fixed-rate real estate loans for its portfolio and sold the majority of the long-term fixed-rate residential real estate loans originated. Outstanding balances have declined due to payments and refinancings. Currently, the Company has approximately $29.0 million in residential real estate loans with a loan-to-value ratio greater than 80% for which private mortgage insurance has not been required. The Company does not offer residential real estate loan products with negative amortization.

Installment loans outstanding decreased $2.2 million to $70.7 million in 2005 from $72.9 million at December 31, 2004. Installment loans also decreased $15.1 million from 2003 to 2004. This decrease occurred primarily in direct personal loans. Installment loans decreased to 17% of the portfolio at December 31, 2005 from 21% at December 31, 2003.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2005, the highest commercial lending concentration was 8% for commercial rental real estate properties.

TABLE 7—LOAN PORTFOLIO

(Dollars in thousands)

At December 31,

	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial & industrial	$82,898	20%	$90,136	22%	$89,621	22%	$108,513	28%	$106,976	28%
Commercial real estate	82,616	20	55,565	14	35,399	9	28,179	7	31,022	8
Real estate construction	9,743	2	13,114	3	11,296	3	7,282	2	5,389	2
Agricultural	23,468	5	22,210	6	22,841	6	20,857	6	19,076	5
Residential real estate	148,358	36	149,120	37	158,880	38	141,417	37	145,755	38
Installment	70,696	17	72,926	18	88,009	21	74,533	19	70,345	18
Other	—	0	0	0	4,011	1	4,247	1	3,883	1
Deferred net origination costs	(156)	0	(232)	0	(322)	0	(357)	0	268	0

Total	$417,623	100%	$402,839	100%	$409,735	100%	$384,671	100%	$382,714	100%

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2005, which, based on contractual maturities, are due in the periods indicated. The table also sets forth the amounts of loans due after one year from December 31, 2005 which have predetermined rates and which have floating or adjustable rates.

TABLE 8—LOAN MATURITIES AND PRICE SENSITIVITY

(Dollars in thousands)

	Due in 1 Year or Less	Due After 1 Year to 5 Years	Due after 5 Years	Total
Commercial and industrial	$17,370	$22,862	$42,666	$82,898
Commercial real estate	11,839	5,635	65,142	82,616
Real estate construction	8,080	1,250	413	9,743
Agricultural	8,915	3,672	10,881	23,468

Total	$46,204	$33,419	$119,102	$198,725

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and industrial	$21,048	$61,850	$82,898
Commercial real estate	6,310	76,306	82,616
Real estate construction	3,783	5,960	9,743
Agricultural	4,953	18,515	23,468

Total	$36,094	$162,631	$198,725

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31 for each of the last five years:

TABLE 9—NON-PERFORMING ASSETS

(Dollars in thousands)

	2005	2004	2003	2002	2001
Non-accrual loans	$8,178	$2,874	$5,599	$4,734	$4,859
Accruing loans 90 days or more past due	0	0	248	1,391	858
Renegotiated loans	0	0	0	0	0
Other real estate owned	334	389	637	226	143

Total non-performing assets	$8,512	$3,263	$6,484	$6,351	$5,860

RATIOS
Non-performing assets to total loans and other real estate owned	2.04%	.81%	1.58%	1.65%	1.53%
Ratio of loan loss allowance to non-performing loans	50	147	83	65	67

The Company’s policy is to place a commercial loan on non-accrual status when it reaches 90 days past due and any of the following conditions exist: 1) the borrower cannot meet the payment obligations under the loan; 2) full payment of principal and interest is not expected; 3) the borrower has filed for bankruptcy and a plan of reorganization or liquidation is not imminent; or 4) foreclosure action has been initiated. All other loans are typically placed on non-accrual status once they reach 90 days past due. The amount of non-accrual loans was $8.2 million at year-end 2005, compared to $2.9 million at year-end 2004. The increase in non-accrual loans is due to placing one $5.0 million relationship on non-accrual during September 2005. At the time the relationship was placed on non-accrual status, the loans were less than 60 days past due; however, management was aware of potential cash flow weaknesses. At December 31, 2005, all payments due on this relationship were current.

Interest income recognized in 2005 on non-accrual loans outstanding at December 31, 2005 was $94,000; however, interest income that would have been recognized had the loans been accruing would have been approximately $251,000. The interest income recognized in 2005 relates to the $5.0 million relationship discussed above, which is earning interest income on a cash basis as payments are made.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses charged to expense was $775,000 in 2005, a decrease of $1.1 million from the provision of $1.9 million recorded in 2004, which was a decrease from $3.9 million in 2003. The lower provision for loan losses in 2005 is a result of lower net charge-offs and management’s evaluation of the current portfolio. Net charge-offs were $928,000, or 0.23% of average loans outstanding, in 2005, compared to $2.52 million, or 0.62%, for the same period in 2004.

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

TABLE 10—ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Balance at beginning of period	$4,212	$4,830	$4,010	$3,810	$3,802

Charge-offs:
Commercial and industrial	(93)	(514)	(696)	(486)	(691)
Commercial real estate	(27)	(501)	(88)	(53)	(15)
Real estate construction	—	—	(9)	—	(35)
Agricultural	(77)	(173)	(35)	(53)	(119)
Residential real estate	(178)	(625)	(1,039)	(238)	(150)
Installment	(1,133)	(1,385)	(1,385)	(1,346)	(1,318)
Other	—	—	(316)	(9)	(18)

Total charge-offs	(1,508)	(3,198)	(3,622)	(2,185)	(2,346)

Recoveries:
Commercial and industrial	39	119	200	49	33
Commercial real estate	89	51	6	—	—
Real estate construction	—	—	9	—	—
Agricultural	11	41	—	10	9
Residential real estate	40	88	37	7	2
Installment	400	271	255	219	188
Other	—	110	16	—	—

Total recoveries	579	680	523	285	232

Net charge-offs	(929)	(2,518)	(3,099)	(1,900)	(2,114)
Acquired in acquisition	—	—	—		622
Provision for possible loan losses	775	1,900	3,919	2,100	1,500

Balance at end of period	$4,058	$4,212	$4,830	$4,010	$3,810

Ratio of net charge-offs to average loans outstanding during the period	0.23%	0.62%	0.77%	0.49%	0.58%

Average loans outstanding	$407,766	$408,779	$400,008	$385,324	$366,190

Net charge-offs were higher in 2003 with increased bankruptcies, foreclosures and changes in economic conditions. During 2003, management reappraised collateral securing loans, updated estimated recovery rates, and used a third-party loan specialist to assist in identifying other potential loan weaknesses. Management then charged-off or charged-down problem loans and increased the loan loss provision in 2003 based upon evaluation of the loan portfolio and potential weaknesses of specific loans incorporating the updated estimates. The allowance for loan losses as a percent of total loans at December 31 was .97% in 2005, 1.05% in 2004, and 1.18% in 2003.

The Company allocates the allowance for loan losses to specifically classified loans and generally based on three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors. Table 11 shows the allocation of the allowance for loan losses as of December 31, 2005.

TABLE 11—ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Amount	Percent of Total
Commercial and industrial	$854	21%
Commercial real estate	1,094	27
Real estate construction	59	1
Agricultural	20	1
Residential real estate	547	14
Installment	1,062	26
Unallocated	422	10

	$4,058	100%

OTHER ASSETS

In September 2000, $10 million was used to purchase Bank Owned Life Insurance with a cash surrender value that increases tax-free during future years at an adjustable rate. At December 31, 2005, the cash surrender value was $12.6 million. The intangible assets consisted of core deposit intangibles of $3.1 million, which is amortized over the expected life of the related core deposits, and goodwill of $3.8 million, which is tested annually for impairment in accordance with SFAS No. 141 . In 2005 and 2004, no goodwill was expensed due to impairment of value.

DEPOSITS

Table 12 presents a summary of period end deposit balances. Total deposits declined to $447.6 million in 2005 from $452.6 million in 2004 and $450.5 million in 2003. Both non-interest bearing and interest-bearing checking accounts have remained relatively stable since 2003. Savings accounts grew from 2003 to 2004 but leveled off at 11% of total deposits at December 31, 2005. The Company introduced a Business Savings account in 2004, which contributed to the savings growth. Money market accounts declined from 13% in 2003 to 10% and 9% in 2004 and 2005, respectively, partially due to the introduction of the Business Savings account but also due to higher rates on certificates of deposit and higher rates offered by competitors. Certificates of deposit less than $100,000 declined $1.3 million in 2005 but continued to represent 32% of deposits at the end of 2005. Certificates of $100,000 and over are primarily short-term public funds and brokered deposits. Balances of such large certificates fluctuate depending on the Company’s pricing strategy and funding needs at any particular time and were up to 10% of total deposits in 2005. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company issued approximately $6.0 million in certificates of deposit through brokers in 2004 at terms ranging from 15 to 24 months. The amount of deposits currently from outside the Company’s market area is not significant.

TABLE 12—DEPOSITS

(Dollars in thousands)

At December 31,

	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$60,657	14%	$58,452	13%	$56,781	13%	$52,280	11%	$52,734	11%
NOW	107,424	24	109,840	24	110,429	25	111,680	24	103,905	22
Savings	49,914	11	53,037	12	46,785	10	41,853	9	42,854	9
Money market	40,649	9	45,023	10	60,084	13	54,688	12	59,990	13
CD’s less than $100,000	141,969	32	143,264	32	141,089	31	164,962	35	174,599	36
CD’s $100,000 and over	47,013	10	42,977	9	35,332	8	42,633	9	45,158	9

Total	$447,626	100%	$452,593	100%	$450,500	100%	$468,096	100%	$479,240	100%

The following table sets forth the dollar amount of time deposits maturing in the periods indicated:

TABLE 13—MATURITY OF TIME DEPOSITS

(Dollars in thousands)

	$100,000 or More	Less than $100,000	Total
Three months or less	$9,378	$15,160	$24,538
Over 3 months to 6 months	12,441	16,710	29,151
Over 6 months to 12 months	13,795	49,975	63,770
Over twelve months	11,399	60,124	71,523

Total	$47,013	$141,969	$188,982

OTHER BORROWINGS

Periodically during the past five years the Company has purchased investment securities with funds borrowed from the FHLB. At December 31, 2005, the Bank had outstanding $100.8 million of total borrowings from the FHLB, $98.5 million of which consisted of seven fixed-rate notes with a weighted average rate of 5.20% and with maturities in 2008, 2010 and 2011. At the option of the FHLB, all of these notes can be converted once a quarter to instruments that adjust quarterly at the three-month LIBOR rate. These notes are subject to substantial prepayment penalties. If converted by the Federal Home Loan Bank, the notes can be prepaid without penalty. The remaining $2.3 million consists of one fixed-rate monthly amortizing note with a weighted average rate of 4.67% and with final maturity in 2006. The Company completed paying off $47 million in Federal Home Loan Bank advances with a weighted average rate of 5.65% during February 2006. The prepayment of these advances included a penalty of $1.4 million. In addition, investments of approximately $18 million were sold at a loss of $156,000 to help fund repayment of these advances. Of the securities sold, one mortgage-backed security with a par value of approximately $14 million realized a loss of approximately

$160,000. This security was projected to mature over the next ten months. The Company had the ability to hold the security until maturity, but sold it to accelerate cash flow to fund repayment of the fixed-rate advances. The sale of this security and repayment of advances does impact the Company’s ability and intent to hold the remaining available for sale securities until the foreseeable future. This penalty and loss will be recognized during the first quarter of 2006 and will reduce net income for the quarter approximately $1 million.

At December 31, 2005, the Company’s short-term borrowings consisted of $28.5 million in securities sold under repurchase agreements and $1.6 million in treasury demand notes. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated:

TABLE 14—SHORT-TERM BORROWINGS

(Dollars in thousands)

	December 31,
	2005	2004	2003
Amount of short-term borrowings outstanding at end of period	$30,027	$18,023	$21,909
Maximum amount of short-term borrowings outstanding at any month end during period	$42,942	$39,250	$36,480
Average amount of short-term borrowings outstanding during period	$31,749	$25,770	$24,561

Weighted average interest rate of short-term borrowings during period	2.99%	1.05%	0.83%
Weighted average interest rate of short-term borrowings at end of period	3.91%	1.81%	0.65%

During the second quarter of 2002, the Company participated in a securities sale commonly referred to as a “pooled trust preferred securities offering.” In that offering, the Company issued to a trust controlled by the Company $8.2 million in thirty-year debt securities at a rate of interest adjustable quarterly equal to the three-month LIBOR rate plus 3.45% (currently 7.97%), and the trust issued capital securities of $8.0 million to an unrelated party. The securities issued by the Company are classified as Tier 1 capital for regulatory purposes, and the interest is deductible for federal income tax purposes. The Company made a capital contribution of $8 million of these funds to the Bank to improve its regulatory capital ratios.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at December 31, 2005 and the periods the expected payments are due.

TABLE 15—CONTRACTUAL OBLIGATIONS

(Dollars in thousands)

December 31, 2005

		Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$188,982	$117,459	$49,579	$7,973	$13,971
Long-term debt	100,791	2,291	45,000	5,000	48,500
Capital lease	—	—	—	—	—
Operating lease	286	81	109	66	30
Fixed purchase obligation	—	—	—	—	—
Variable purchase obligation (a)	1,646	400	778	468	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$291,705	$120,231	$95,466	$13,507	$62,501

(a)	Variable purchase obligation includes service contracts based on variable pricing measures, such as number of accounts or items processed. Future obligations have been estimated based on recent activity and pricing.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2005, NB&T Financial met all of its capital requirements with a total risk-based capital ratio of 14.96%, a Tier 1 risk-based capital ratio of 14.03%, and a Tier 1 leverage ratio of 9.36%. For further information regarding NB&T Financial’s capital, see Note 14 to the Financial Statements in Item 8 of this annual report.

LIQUIDITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at December 31, 2005, was 93.3%, compared to 89.0% at December 31, 2004. Loans to total assets were 64.2% at the end of 2005, compared to 62.4% at the same time last year. Management strives to keep this ratio below 70%. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 80% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 89.5% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

The Company’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Company’s Board of Directors approves the guidelines established by ALCO. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored on a quarterly basis through ALCO meetings. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule (Table 16) quantifies the static asset/liability rate sensitivity as of December 31, 2005 for the Bank only. As shown, the Bank was asset sensitive for all periods. Asset sensitive means the Bank has more earning assets with the potential to change rate than interest-bearing liabilities. Conversely, liability sensitive means the Bank has more interest-bearing liabilities with the potential to change rate than earning assets. The cumulative gap as a percent of total assets through one year at the end of 2005 was a positive 3.0% compared to a positive 7.7% at the end of 2004. The balances of transaction type NOW and MMDA accounts are scheduled to run off over their expected lives. Although the entire balance of these deposits is subject to repricing or withdrawal in a relatively short period of time, they have been a stable base of retail core deposits for the Bank. Also, historically their sensitivity to changes in interest rates has been significantly less than some other deposits, such as certificates of deposit. The Bank estimates the repricing periods for NOW, savings and MMDAs using guidance available from industry historical measures. However, considering today’s low interest rate environment, the future rate sensitivity of these deposits could be significantly different.

TABLE 16—INTEREST RATE GAP ANALYSIS

(Dollars in thousands)

At December 31, 2005

	Report Grouping
	0-3 Months	3-6 Months	6-12 Months	1-3 Years	Over 3 Years	Total
Loans	$82,917	$21,577	$45,704	$156,017	$111,408	$417,623
Securities	9,244	10,451	32,144	90,505	37,779	180,123
Short-term funds & BOLI	517	—	12,588	—	—	13,105

Total earning assets	$92,678	$32,028	$90,436	$246,522	$149,187	$610,851

Savings, NOW & MMDA	$11,411	$11,411	$22,822	$109,373	$42,970	$197,987
Other time deposits	24,538	29,151	63,770	49,579	21,944	188,982
Short-term borrowings	30,027	—	—	—		30,027
Long-term debt	678	686	927	45,000	53,500	100,791

Total interest-bearing funds	$66,654	$41,248	$87,519	$203,952	$118,414	$517,787

Period gap	26,024	(9,220)	2,917	42,570	30,773	93,064
Cumulative gap	26,024	16,804	19,721	62,291	93,064
Gap as a percent of assets	4.01%	2.59%	3.04%	9.60%	14.34%

The Bank also uses simulation models to manage interest rate risk. In the Bank’s simulation models, each asset and liability balance is projected over a one-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a quarterly basis.

The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Bank’s current one-year simulation models under stable rates indicate a relatively flat yield on interest-earning assets and an increasing cost of interest-bearing liabilities. This position could have a slightly negative effect on projected net interest margin over the next twelve months.

Simulation models are also performed under an instantaneous parallel 300 basis point increase or decrease in interest rates. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as Table 17 indicates at December 31, 2005, the results of 300 basis points increase simulations are within those guidelines; however, the results of the 300 basis points decrease simulations exceeded those guidelines. Many of the Bank’s deposits are within 300 basis points of a zero interest rate floor, and the Bank’s inability to reduce rates below the zero floor could negatively impact the Bank’s future earnings and market value of equity.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the simulation modeling. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawals from certificates of deposit may deviate significantly from those assumed in making the risk calculations. The Bank’s rate shock simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Bank has been able to alter the mix of short-and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Bank has been able to maintain a flow of net interest income less volatile than the rate shock simulation models predicted.

TABLE 17—RATE SHOCK ANALYSIS

	One Year Net Interest Income Change				Economic Value of Equity Change
Rate Shock	Year End 2005	Year End 2004	ALCO Guideline		Year End 2005	Year End 2004	ALCO Guideline
+300	- 4.5%	- 2.8%	±	10%	- 6.0%	- 2.4%	±	50%
+200	- 3.0	- 1.3	±	10	- 3.0	0.0	±	30
+100	- 1.6	0.3	±	10	- 0.6	0.7	±	15
- 100	- 3.1	- 8.7	±	10	- 3.9	- 7.9	±	15
- 200	- 7.8	-17.9	±	10	-11.7	-18.7	±	30
- 300	-17.7	-27.5	±	10	-22.0	-25.7	±	50

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

EFFECT OF RECENT ACCOUNTING STANDARDS

Share Based Payments—The Financial Accounting Standards Board issued Standard 123R “Share Based Payments” in 2004, which becomes effective for fiscal years beginning after June 15, 2005. This standard impacts the accounting for and disclosure of stock-based compensation plans. As disclosed in Note 1 “Stock Options” to the financial statements included in Item 1, this standard will increase the Company’s compensation expense related to stock options.

I tem 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Market Risk Management” in Item 7, which is incorporated herein by reference.

I tem 8. Financial Statements and Supplementary Data

- INDEX-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NB&T Financial Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

February 2, 2006, except for Note 22 as to which the date is February 17, 2006

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in Thousands)

	2005	2004
Assets
Cash and due from banks	$16,882	$13,248
Interest-bearing demand deposits	285	563
Federal funds sold	232	16,240

Cash and cash equivalents	17,399	30,051

Available-for-sale securities	171,567	169,745
Loans, net of allowance for loan losses of $4,058 and $4,212 at December 31, 2005 and 2004	413,565	398,627
Premises and equipment	13,565	14,096
Federal Reserve and Federal Home Loan Bank stock	8,556	8,176
Earned income receivable	4,047	3,393
Goodwill	3,830	3,625
Core deposits and other intangibles	2,663	3,344
Bank-owned life insurance	12,588	12,150
Other	2,468	2,116

Total assets	$650,248	$645,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$60,657	$58,451
Savings, NOW and money market	197,987	207,900
Time	188,982	186,242

Total deposits	447,626	452,593

Short-term borrowings	30,027	18,023
Long-term debt	109,039	111,673
Interest payable and other liabilities	5,058	4,433

Total liabilities	591,750	586,722

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	10,134	9,828
Retained earnings	55,501	54,688
Unearned employee stock ownership plan (ESOP) shares	(1,152)	(1,337)
Accumulated other comprehensive income	(951)	225
Treasury stock, at cost Common; 2005—586,437 shares, 2004—591,887 shares	(6,034)	(5,803)

Total stockholders’ equity	58,498	58,601

Total liabilities and stockholders’ equity	$650,248	$645,323

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

C onsolidated Statements of Income

Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands, except per share amounts)

	2005	2004	2003
Interest and Dividend Income
Loans	$25,535	$24,895	$26,471
Securities
Taxable	4,629	4,638	5,515
Tax-exempt	1,886	2,076	2,488
Federal funds sold	396	180	104
Dividends on Federal Home Loan and Federal Reserve Bank stock	423	341	323
Deposits with financial institutions	17	5	3

Total interest and dividend income	32,886	32,135	34,904

Interest Expense
Deposits	6,972	5,554	6,859
Short-term borrowings	951	271	198
Long-term debt	5,845	6,079	6,314

Total interest expense	13,768	11,904	13,371

Net Interest Income	19,118	20,231	21,533

Provision for Loan Losses	775	1,900	3,919

Net Interest Income After Provision for Loan Losses	18,343	18,331	17,614

Noninterest Income
Trust income	1,009	991	863
Service charges on deposits	2,496	2,748	2,687
Other service charges and fees	793	668	617
ATM network fees	197	315	435
Insurance agency commissions	2,485	2,494	2,519
Net realized gains on sales of available-for-sale securities	101	787	915
Income from bank owned life insurance	438	520	531
Other	848	716	848

Total noninterest income	8,367	9,239	9,415

Noninterest Expense
Salaries and employee benefits	11,592	11,055	10,997
Net occupancy expense	1,866	1,743	1,790
Equipment expense	1,954	2,032	2,312
Data processing fees	810	865	932
Professional fees	1,711	1,388	1,294
Marketing expense	626	628	577
Printing, postage and supplies	702	809	827
State franchise tax	748	701	685
Amortization of intangibles	681	705	712
Other	1,178	1,626	2,345

Total noninterest expense	21,868	21,552	22,471

Income Before Income Tax	4,842	6,018	4,558

Provision for Income Taxes	737	1,064	454

Net Income	$4,105	$4,954	$4,104

Basic Earnings Per Share	$1.30	$1.57	$1.31

Diluted Earnings Per Share	$1.30	$1.56	$1.30

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2003	1,000	9,270	51,792	(1,703)	2,064	(5,119)	57,304
Comprehensive income
Net income			4,104				4,104
Change in unrealized (loss) on securities available for sale, net of reclassification adjustment and tax effect					(1,587)		(1,587)

Total comprehensive income							2,517

Dividends on common stock, $.96 per share			(3,013)				(3,013)
Purchase of stock (45,245 shares)						(1,138)	(1,138)
Sale of stock to ESOP (5,728 shares)		172					172
Stock options exercised		186				407	593
ESOP shares earned	—	64	—	197	—	—	261

Balance, December 31, 2003	1,000	9,692	52,883	(1,506)	477	(5,850)	56,696
Comprehensive income
Net income			4,954				4,954
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(252)		(252)

Total comprehensive income							4,702

Dividends on common stock, $1.00 per share			(3,149)				(3,149)
Tax benefit on stock options exercised		16					16
Stock options exercised		42				47	89
ESOP shares earned	—	78	—	169	—	—	247

Balance, December 31, 2004	1,000	9,828	54,688	(1,337)	225	(5,803)	58,601
Comprehensive income
Net income			4,105				4,105
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(1,176)		(1,176)

Total comprehensive income							2,929

Dividends on common stock, $1.04 per share			(3,292)				(3,292)
Purchase of stock (20,150 shares)						(482)	(482)
Tax benefit on stock options exercised		46					46
Stock options exercised		223				251	474
ESOP shares earned	—	37	—	185	—	—	222

Balance, December 31, 2005	$1,000	$10,134	$55,501	$(1,152)	$(951)	$(6,034)	$58,498

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)

	2005	2004	2003
Operating Activities
Net income	$4,105	$4,954	$4,104
Items not requiring (providing) cash:
Depreciation and amortization	2,252	2,435	2,491
Provision for loan losses	775	1,900	3,919
Amortization of premiums and discounts on securities	983	1,183	1,910
ESOP shares earned	222	247	261
Deferred income taxes	55	527	(620)
Proceeds from sale of loans held for sale	2,155	874	1,954
Originations of loans held for sale	(2,123)	(766)	(1,980)
Gain from sale of loans	(32)	(22)	(60)
Net realized (gains) losses on available-for-sale securities	(101)	(787)	(915)
FHLB stock dividends	(380)	(299)	(279)
Changes in:
Interest receivable	(654)	99	621
Other assets	(668)	(1,093)	(892)
Interest payable and other liabilities	1,027	1,591	(420)

Net cash provided by operating activities	7,616	10,843	10,094

Investing Activities
Purchases of available-for-sale securities	(28,216)	(71,340)	(146,732)
Proceeds from maturities of available-for-sale securities	16,184	49,995	116,295
Proceeds from the sales of available-for-sale securities	7,545	42,106	42,509
Proceeds from maturities of held-to-maturity securities	—	519	5,815
Net change in loans	(15,713)	4,378	(28,163)
Purchases of premises and equipment	(1,171)	(2,086)	(1,005)
Acquisitions of bank and insurance agencies	—	(635)	—

Net cash provided (used) in investing activities	(21,371)	22,937	(11,281)

Financing Activities
Net increase (decrease) in demand deposits, money market, now and savings accounts	(7,707)	(7,727)	13,577
Net increase (decrease) in certificates of deposit	2,740	9,820	(31,173)
Net (decrease) in short-term borrowings	12,004	(3,886)	2,669
Proceeds from long-term debt	—	—	20,000
Repayment of long-term debt	(2,634)	(21,094)	(3,927)
Proceeds from stock options exercised	474	89	593
Purchase of treasury stock	(482)	—	(1,138)
Dividends paid	(3,292)	(3,149)	(3,013)

Net cash provided (used) in financing activities	1,103	(25,947)	(2,412)

Increase (Decrease) in Cash and Cash Equivalents	(12,652)	7,833	(3,599)
Cash and Cash Equivalents, Beginning of Year	30,051	22,218	25,817

Cash and Cash Equivalents, End of Year	$17,399	$30,051	$22,218

Supplemental Cash Flows Information
Interest paid	$13,666	$12,401	$13,474
Income taxes paid (net of refunds)	684	380	1,043

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”) and NB&T Statutory Trust I (“Trust I”). In accordance with FIN 46R, Trust I is not consolidated into these financial statements. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Adams, Brown, Clermont, Clinton, Hardin, Highland, and Warren counties in Ohio. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“Agency”). The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The Company evaluates its securities portfolio for impairment throughout the year. An impairment is recorded against individual equity securities if their cost significantly exceeds their fair value for a substantial amount of time. An impairment is also recorded for investments in debt securities, unless the decrease in fair value is attributed to interest rates and management has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

Stock Options

At December 31, 2005, the Company had a stock-based employee compensation plan, which is described more fully in Note 17. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (thousands, except per share amounts):

	Year Ended December 31
	2005	2004	2003
Net income, as reported	$4,105	$4,954	$4,104
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(122)	(51)	(75)

Pro forma net income	$3,983	$4,903	$4,029

Earnings per share:
Basic—as reported	$1.30	$1.57	$1.31

Basic—pro forma	$1.26	$1.56	$1.29

Diluted—as reported	$1.30	$1.56	$1.30

Diluted—pro forma	$1.26	$1.55	$1.28

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares have been excluded from the computation of average shares outstanding.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2005 was $7,483,000.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2005:
U.S. government agencies	$80,268	$—	$(1,944)	$78,324
Mortgage-backed securities	55,251	47	(839)	54,459
State and political subdivision	37,480	1,363	(69)	38,774
Other securities	10	—	—	10

	$173,009	$1,410	$(2,852)	$171,567

December 31, 2004:
U.S. government agencies	$69,135	$—	$(1,046)	$68,089
Mortgage-backed securities	61,923	473	(323)	62,073
State and political subdivision	38,336	1,269	(32)	39,573
Other securities	10	—	—	10

	$169,404	$1,742	$(1,401)	$169,745

In the third quarter of 2004, all held-to-maturity securities, which were comprised mostly of out-of-state municipal bonds, were transferred to available-for-sale because such securities were no longer eligible for pledging against public deposits. The amortized cost of these securities and the unrealized gain at the time of transfer was $38,160,000 and $571,000, respectively.

The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$24,110	$23,780
One to five years	56,258	54,648
Five to ten years	2,329	2,276
After ten years	35,051	36,394

	117,748	117,098
Mortgage-backed securities	55,251	54,459
Other asset-backed securities	10	10

Totals	$173,009	$171,567

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $108,240,000 at December 31, 2005, and $88,070,000 at December 31, 2004. The book value of securities sold under agreements to repurchase amounted to $29,046,000 and $25,540,000 at December 31, 2005 and 2004, respectively.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Gross gains of $107,000, $824,000 and $915,000 and gross losses of $6,000, $37,000 and $0 resulting from sales of available-for-sale securities were realized for 2005, 2004 and 2003, respectively. The tax expense for net gains on securities transactions for 2005, 2004 and 2003 was $34,000, $268,000 and $311,000, respectively.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2005
U.S. Treasuries & U.S. Agency Notes	$11,433	$(205)	$66,891	$(1,739)	$78,324	$(1,944)
U.S. Agency mortgage-backed securities	9,224	(143)	4,296	(126)	13,520	(269)
Other mortgage-backed securities	13,986	(234)	22,067	(336)	36,053	(570)
Municipals	2,749	(35)	1,076	(34)	3,825	(69)
Other securities	0	0	0	0	0	0

Total Securities	$37,392	$(617)	$94,330	$(2,235)	$131,722	$(2,852)

December 31, 2004
U.S. Treasuries & U.S. Agency Notes	$62,230	$(908)	$5,859	$(138)	$68,089	$(1,046)
U.S. Agency mortgage-backed securities	2,298	(6)	3,518	(57)	5,816	(63)
Other mortgage-backed securities	22,207	(200)	3,241	(60)	25,448	(260)
Municipals	2,531	(32)	0	0	2,531	(32)
Other securities	0	0	0	0	0	0

Total Securities	$89,266	$(1,146)	$12,618	$255	$101,884	$(1,401)

Management evaluates securities for other-than-temporary impairment on a periodic basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition of the issuer; and (3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Securities with a market value of $58,253,000 and an unrealized loss of $1,326,000 at December 31, 2005, are scheduled to mature in the next two years as part of the Company’s short-term liquidity cash flow management. The unrealized losses are due to the increase in interest rates since the securities were purchased. As management has the ability to hold these securities until the foreseeable future, no declines are deemed to be other-than-temporary.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2005	2004
Commercial and industrial	$82,898	$90,136
Agricultural	23,468	22,210
Real estate construction	9,743	13,114
Commercial real estate	82,616	55,565
Residential real estate	148,358	149,120
Consumer	70,696	72,926

Total loans	417,779	403,071
Less: Net deferred loan fees, premiums and discounts	(156)	(232)
Allowance for loan losses	(4,058)	(4,212)

Net loans	$413,565	$398,627

Activity in the allowance for loan losses was as follows (thousands):

	2005	2004	2003
Balance, beginning of year	$4,212	$4,830	$4,010
Provision charged to expense	775	1,900	3,919
Recoveries of previous charge-offs	579	680	523
Losses charged off	(1,508)	(3,198)	(3,622)

Balance, end of year	$4,058	$4,212	$4,830

Impaired loans totaled $6,371,000 and $1,017,000 at December 31, 2005 and 2004, respectively. An allowance for loan losses of $529,000 and $146,000 relates to impaired loans of $5,197,000 and $458,000, at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, impaired loans of $1,174,000 and $559,000 had no related allowance for loan losses.

Interest of $102,000 and $149,000 was recognized on average impaired loans of $3,262,000 and $3,951,000 for 2005 and 2004. Interest of $102,000 and $149,000 was recognized on impaired loans on a cash basis during 2005 and 2004.

At December 31, 2005 and 2004, there were no accruing loans delinquent 90 days or more. Non-accruing loans at December 31, 2005 and 2004 were $8,178,000 and $2,874,000, respectively.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows (thousands):

	2005	2004
Land	$1,854	$1,854
Buildings and improvements	13,032	12,668
Leasehold improvements	430	430
Construction in progress	146	20
Equipment	11,876	11,471

	$27,338	$26,443
Less accumulated depreciation and amortization	(13,773)	(12,347)

Net premises and equipment	$13,565	$14,096

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 6: Operating Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $92,000, $97,000, and $125,000 for years 2005, 2004, and 2003, respectively.

The minimum future lease payments for each of the next five years is as follows (thousands):

2006	$81
2007	76
2008	33
2009	33
2010	33

Note 7: Goodwill

All goodwill is allocated to the banking segment of the business and totaled $3,830,000 and $3,625,000 at December 31, 2005 and 2004. An additional $205,000 related to a 2004 acquisition was allocated to goodwill in 2005.

Note 8: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2005 and 2004, were (thousands):

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits	$3,051	$(2,031)	$3,051	$(1,603)
Other	2,325	(682)	2,325	(429)

	$5,376	$(2,713)	$5,376	$(2,032)

Amortization expense for the years ended December 31, 2005 and 2004, was $686,000 and $705,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2006	$602
2007	510
2008	330
2009	243
2010	176

Note 9: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $47,013,000 on December 31, 2005, and $42,977,000 on December 31, 2004. At December 31, 2005, the scheduled maturities of time deposits are as follows (thousands):

2006	$117,459
2007	42,691
2008	6,888
2009	2,967
2010	5,006
Thereafter	13,971

$188,982

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 10: Short-Term Borrowings

Short-term borrowings included the following (thousands):

	2005	2004
Securities sold under repurchase agreements	$28,476	$16,864
U. S. Treasury demand notes	1,551	1,159

Total short-term borrowings	$30,027	$18,023

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. agency notes, and such collateral is held by the Federal Reserve Bank. The maximum amount of outstanding agreements at any month end during 2005 and 2004 totaled $41,798,000 and $38,397,000 and the daily average of such agreements totaled $31,063,000 and $25,181,000. The agreements at December 31, 2005, mature daily.

The Bank has an unused letter of credit with the Federal Home Loan Bank in the amount of $10,000,000 expiring March 31, 2006.

Note 11: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2005	2004
Federal Home Loan Bank Advances	$100,791	$103,425
Junior subordinated debentures	8,248	8,248

Total	$109,039	$111,673

The Federal Home Loan Bank advances are secured by mortgage loans and investment securities totaling $158,166,000 at December 31, 2005. Advances, at interest rates from 4.60 to 6.26 percent, are subject to restrictions or penalties in the event of prepayment. In addition, the Federal Home Loan Bank has at their option the ability to convert $98,500,000 to variable rate three- month Libor advances. If the Federal Home Loan Bank exercises this option, the Bank may repay the advance at interest rate reset dates with no penalty.

On June 26, 2002, NB&T Statutory Trust I (“Trust I”), a wholly owned subsidiary of the Company, closed a pooled private offering of 8,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust I are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust I under the Capital Securities. Distributions on the Capital Securities are payable quarterly at the annual rate of 3.45% over the 3 month LIBOR and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.

In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions which affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, the trust was deconsolidated as of March 31, 2004, with the Company accounting for its investment in the trust as assets, its subordinated

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt but eliminated its common stock investment.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of June 26, 2032, at the option of the Company; on or after June 26, 2007 at par. Upon occurrence of specific events defined within the trust indenture, the Capital Securities may also be redeemed prior to June 26, 2007 at a premium. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 20 consecutive semi-annual periods.

Aggregate annual maturities of Federal Home Loan Bank Advances at December 31, 2005, are (thousands):

Debt
2006	$2,291
2007	—
2008	45,000
2009	—
2010	5,000
Thereafter	48,500

$100,791

Note 12: Income Taxes

The provision for income taxes includes these components (thousands):

	2005	2004	2003
Taxes currently payable	$682	$535	$1,074
Deferred income taxes	55	529	(620)

Income tax expense	$737	$1,064	$454

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below (thousands):

	2005	2004	2003
Computed at the statutory rate (34%)	$1,646	$2,046	$1,550
Increase (decrease) resulting from
Tax exempt interest	(606)	(670)	(788)
ESOP dividend	(165)	(161)	(141)
Bank owned life insurance	(149)	(177)	(180)
Other	11	26	13

Actual tax expense	$737	$1,064	$454

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2005	2004
Deferred tax assets
Intangible asset amortization	$—	$83
Allowance for loan losses	1,229	1,267
Accruals not currently deductible	357	261
AMT credit carry forward	498	462
Unrealized losses on available for-sale securities	490	—
Charitable contribution carry forward	—	8

	$2,574	$2,081

Deferred tax liabilities
Intangible asset amortization	(75)	—
Depreciation	(513)	(706)
FHLB stock dividends	(1,150)	(1,021)
Prepaid assets currently deductible	(116)	(69)
Unrealized gains on available-for-sale securities	—	(116)

	(1,854)	(1,912)

Net deferred tax asset	$720	$169

Note 13: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	2005	2004	2003
Unrealized gains (losses) on securities available for sale	$(1,681)	$405	$(1,490)
Reclassification for realized amount included in income	101	787	915

Other comprehensive income (loss), before tax effect	(1,782)	(382)	(2,405)
Tax expense (benefit)	(606)	(130)	(818)

Other comprehensive income (loss)	$(1,176)	$(252)	$(1,587)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized, the Company must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The Company and subsidiary bank’s actual capital amounts and ratios are also presented in the following table (thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$65,014	14.96%	$34,767	8.0%	N/A	N/A
Bank	56,839	13.12	34,661	8.0	$43,326	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	60,956	14.03	17,384	4.0	N/A	N/A
Bank	52,781	12.18	17,330	4.0	25,995	6.0
Tier I Capital (to Average Assets)
Consolidated	60,956	9.36	26,050	4.0	N/A	N/A
Bank	52,781	8.12	25,994	4.0	32,493	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$63,619	15.06%	$33,803	8.0%	N/A	N/A
Bank	56,688	13.46	33,691	8.0	$42,113	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	59,407	14.06	16,901	4.0	N/A	N/A
Bank	52,476	12.46	16,845	4.0	25,268	6.0

Tier I Capital (to Average Assets)
Consolidated	59,407	9.18	25,873	4.0	N/A	N/A
Bank	52,476	8.13	25,821	4.0	32,341	5.0

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2005, approximately $1,390,000 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 15: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2005	2004
Balance, January 1	$3,143	$3,490
New loans	958	37
Payments	(1,070)	(369)
Other changes	2,079	(15)

Balance, December 31	$5,110	$3,143

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

Deposits from related parties held by the Bank at December 31, 2005 and 2004 totaled $851,000 and $692,000 respectively.

Note 16: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2005, 2004 and 2003 were $180,000, $146,000 and $139,000, respectively.

Also, the Bank has a deferred compensation agreement with certain active and retired officers. The agreement provides level monthly or annual payments ranging from four to twenty years after retirement. The charge to expense for the agreement was $245,000, $246,000 and $283,000 for 2005, 2004 and 2003, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.1% discount factor.

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings and borrowings from the Company; however, as of December 31, 2004, all external borrowings were paid off and all earned shares were purchased using internal funds. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Statement of Position 93-6. All shares acquired in 1986 were fully allocated in 2003. Accordingly, the external debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

ESOP compensation expense was $192,000, $247,000 and $261,000 for years 2005, 2004 and 2003, respectively. The ESOP shares as of December 31 were as follows:

	2005	2004
	Total Shares	Total Shares
Allocated shares	515,395	526,336
Shares released for allocation	9,248	8,292
Unearned shares	58,814	68,062

Total ESOP shares	583,457	602,690

Fair value of unearned shares at December 31	$1,223,000	$1,923,000

Note 17: Stock Option Plan

The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 267,327 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years.

A summary of the status of the plan at December 31, 2005, 2004 and 2003, and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	135,100	$23.84	112,080	$21.52	168,976	$18.95
Granted	37,000	23.00	35,000	29.86	20,500	24.50
Exercised	(25,600)	18.52	(4,780)	18.60	(44,996)	13.18
Expired	—	—	(7,200)	20.61	(32,400)	21.69

Outstanding, end of year	146,500	$24.55	135,100	$23.84	112,080	$21.52

Options exercisable, end of year	94,800	$23.66	61,360	$21.72	56,400	$21.15

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yields	4.52%	3.35%	3.97%
Volatility factors of expected market price of common stock	20.0%	16.2% – 20.0%	16.7%
Risk-free interest rates	4.1%	1.6%	2.0%
Expected life of options	9 years	9 years	9 years

Weighted-average fair value of options granted during the year	$3.43	$2.65 – 3.51	$2.27

The following table summarizes information about stock options under the plan outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$12.00 to $17.25	11,400	5.1 years	$17.25	7,800	$17.25

$20.50 to $23.25	58,900	7.6 years	22.29	48,700	22.57

$24.50 to $30.00	76,200	6.6 years	27.40	38,300	26.35

Note 18: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except per share amounts):

	2005	2004	2003
Basic earnings per share:
Net income	$4,105	$4,954	$4,104

Weighted average common shares outstanding	3,161,630	3,148,241	3,132,791
Basic earnings per share	$1.30	$1.57	$1.31

Diluted earnings per share:
Net income	$4,105	$4,954	$4,104

Weighted average common shares outstanding	3,161,630	3,148,241	3,132,791
Effect of dilutive securities—stock options	6,248	17,708	18,977

Average shares and dilutive potential common shares	3,167,878	3,165,949	3,151,768

Diluted earnings per share	$1.30	$1.56	$1.30

Options to purchase 120,700 shares of common stock at $22.00 to $30.50 per share were outstanding at December 31, 2005, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Options to purchase 39,500 shares of common stock at $28.00 to $30.50 per share were outstanding at December 31, 2004, but not include in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 7,100 shares of common stock at $28.00 per share were outstanding at December 31, 2003, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 19: Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate (thousands):

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$17,399	$17,399	$30,051	$30,051
Available-for-sale securities	171,567	171,567	169,745	169,745
Held-to-maturity securities	—	—	—	—
Loans including loans held for sale, net	413,565	409,464	398,627	394,850
Stock in FRB and FHLB	8,556	8,556	8,176	8,176
Cash surrender value of life insurance	12,588	12,588	12,150	12,150
Interest receivable	4,047	4,047	3,393	3,393
Financial liabilities
Deposits	447,626	445,057	452,593	451,487
Short-term borrowings	30,027	30,027	18,023	18,023
Long-term debt	109,039	111,054	111,673	117,676
Interest payable	817	817	715	715

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2005 and 2004. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2005 and 2004 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2005 and 2004, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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

At December 31, 2005 and 2004, the Bank had outstanding commitments to originate business loans aggregating approximately $7,944,000 and $3,381,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $0 and $215,000 at December 31, 2005 and 2004, respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $1,202,000 and $1,046,000, at December 31, 2005 and 2004, respectively, with terms ranging from 30 days to 4 years.

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

Total mortgage loans in the process of origination amounted to $2,188,000 and $1,155,000. There were no mortgage loans held for sale at December 31, 2005 and 2004. Included in mortgage loans in the process of origination were commitments to originate loans at fixed rates of interest of $0 and $160,000 at December 31, 2005 and 2004, respectively.

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

At December 31, 2005, the Bank had granted unused lines of credit to borrowers aggregating approximately $29,847,000 and $24,507,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2004, unused lines of credit to borrowers aggregated approximately $22,996,000 for commercial lines and $21,820,000 for open-end consumer lines.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The Bank had $232,000 in Federal Funds sold invested at US Bank at December 31, 2005.

At December 31, 2005, the Bank had a commitment to purchase land for a new branch location in the amount of $684,250. Five percent of the purchase price has already been paid as down payment and the remainder is due when the transaction is closed.

Note 21: Future Change in Accounting Principle

The Financial Accounting Standards Board recently issued Statement No. 123R “Share Based Payments”, which becomes effective for fiscal years beginning after June 15, 2005. This standard impacts the accounting for and disclosure of stock-based compensation plans. As disclosed in Note 1 “Stock Options” to the financial statements included in Item 1, this standard will increase the Company’s compensation expense related to stock options.

Note 22: Subsequent Event

The Company paid off $47 million in Federal Home Loan Bank advances with a weighted average rate of 5.65% during February 2006. The prepayment of these advances included a penalty of $1.4 million. In addition, investments of approximately $18 million were sold at a loss of $156,000 to help fund repayment of these advances. Of the securities sold, one mortgage-backed security with a par value of approximately $14 million realized a loss of approximately $160,000. This security was projected to mature over the next ten months. The Company had the ability to hold the security until maturity, but sold it to accelerate cash flow to fund repayment of the fixed rate advances. This balance sheet restructuring was completed to improve the Bank’s interest rate risk profile based on the current interest rate environment in 2006. This penalty and loss will be recognized during the first quarter of 2006 and will reduce net income for the first quarter of 2006 approximately $1 million.

Note 23: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

Condensed Balance Sheets

	2005	2004
Assets
Cash and due from banks	$7,466	$6,354
Investment in common stock of banking subsidiary	58,089	59,427
Investment in nonbanking subsidiary	281	264
Due from bank subsidiary	469	247
Other assets	1,283	1,364

Total assets	$67,588	$67,656

Liabilities
Long-term debt	$8,248	$8,248
Other liabilities	842	807

Total liabilities	9,090	9,055

Stockholders’ Equity	58,498	58,601

Total liabilities and stockholders’ equity	$67,588	$67,656

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Condensed Statements of Income

	2005	2004	2003
Income
Dividends from banking subsidiary	$4,500	$3,500	$2,500

Total income	4,500	3,500	2,500

Expenses
Interest expense	562	411	390
Directors Fees	41	—	—
Amortization of loan costs	9	9	9
Other expenses	40	26	35

Total expenses	652	446	434

Income Before Income Tax and Equity in Undistributed Income of Banking Subsidiary	3,848	3,054	2,066
Income Tax Expense (Benefit)	(402)	(339)	(312)

Income Before Equity in Undistributed Income of Banking Subsidiary	4,250	3,393	2,378

Equity in Undistributed Income of Banking Subsidiary	(162)	1,553	1,718

Equity in Undistributed Income of Nonbanking Subsidiary	17	8	8

Net Income	$4,105	$4,954	$4,104

Condensed Statements of Cash Flows

	2005	2004	2003
Operating Activities
Net income	$4,105	$4,954	$4,104
Items not requiring (providing) cash	307	(1,857)	(1,634)

Net cash provided by (used in) by operating activities	4,412	3,097	2,470

Financing Activities
Cash dividends paid	(3,292)	(3,149)	(3,013)
Repayment of long-term debt		—	(108)
Proceeds from stock options exercised	474	89	593
Sale/(Purchase) of treasury stock	(482)	—	(1,138)

Net cash provided by (used in) financing activities	(3,300)	(3,060)	(3,666)

Net Change in Cash and Cash Equivalents	1,112	37	(1,196)

Cash and Cash Equivalents at Beginning of Year	6,354	6,317	7,513

Cash and Cash Equivalents at End of Year	$7,466	$6,354	$6,317

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 24: Selected Quarterly Data (Unaudited)

The following tables summarize selected quarterly results of operations for 2005 and 2004 (thousands, except per share amounts):

December 31, 2005	March	June	September	December
Interest and dividend income	$7,893	$8,168	$8,299	$8,526
Interest expense	3,134	3,271	3,551	3,812

Net interest income	4,759	4,897	4,748	4,714
Provision for loan losses	75	125	275	300

Net interest income after provision for loan losses	4,684	4,772	4,473	4,414
Noninterest income	2,119	2,096	2,085	2,067
Noninterest expense	5,299	5,507	5,686	5,376

Income before income tax	1,504	1,361	872	1,105
Income tax expense	277	223	93	144

Net income	$1,227	$1,138	$779	$961

Earnings per share
Basic	$0.39	$0.36	$0.25	$0.30
Diluted	0.39	0.36	0.25	0.30

Dividends per share	0.26	0.26	0.26	0.26

December 31, 2004	March	June	September	December
Interest and dividend income	$8,142	$8,023	$7,989	$7,981
Interest expense	2,950	2,934	2,978	3,042

Net interest income	5,192	5,089	5,011	4,939
Provision for loan losses	450	450	450	550

Net interest income after provision for loan losses	4,742	4,639	4,561	4,389
Noninterest income	2,632	2,162	2,211	2,234
Noninterest expense	5,623	5,203	5,378	5,348

Income before income tax	1,751	1,598	1,394	1,275
Income tax expense	330	328	219	187

Net income	$1,421	$1,270	$1,175	$1,088

Earnings per share
Basic	$0.45	$0.40	$0.37	$0.35
Diluted	0.45	0.40	0.37	0.34

Dividends per share	0.25	0.25	0.25	0.25

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2005, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Proxy Statement under the captions “BOARD OF DIRECTORS,” “EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.

The Board of Directors has determined that it does not have an “audit committee financial expert,” as defined in 17 C.F.R. Section 229.401(h). The Board currently has an individual who recently met the independence requirements to qualify as an “audit committee financial expert”. The Board intends to add this person to the Audit Committee after the 2006 annual meeting and election of Directors.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Financial Statement Schedules—None

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

10.1	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan

10.2	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.3	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith

10.4	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Charles L. Dehner

10.5	Severance Agreement with Andrew J. McCreanor

10.6	Severance Agreement with Craig F. Fortin

10.7	Severance Agreement with Stephen G. Klumb

10.8	Severance Agreement with Walter R. Rowsey

10.9	Severance Agreement with Howard T. Witherby

10.10	Management Annual Incentive Plan (replaced in February 2006)

10.11	National Bank & Trust Incentive Plan

10.12	Employment Agreement with John J. Limbert

14	NB&T Financial Group, Inc. Amended Code of Ethics

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants – BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.2	Proxy Statement for 2006 annual meeting of shareholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

	By	/s/ TIMOTHY L. SMITH
Timothy L. Smith
President and Chief Executive Officer
March 16, 2006		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CRAIG F. FORTIN	By	/s/ TIMOTHY L. SMITH
	Craig F. Fortin		Timothy L. Smith
	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		President, Chief Executive Officer and a Director

Date: March 16, 2006		Date: March 16, 2006

By	/s/ DANIEL A. DIBIASIO	By	/s/ G. DAVID HAWLEY
	Daniel A. DiBiasio		G. David Hawley
	Director		Director

Date: March 9, 2006		Date: March 9, 2006

By	/s/ S. CRAIG BEAM	By	/s/ BROOKE WILLIAMS JAMES
	S. Craig Beam		Brooke Williams James
	Director		Director

Date: March 16, 2006		Date: March 13, 2006

By	/s/ ROBERT A. RAIZK	By	/s/ CHARLES L. DEHNER
	Robert A. Raizk		Charles L. Dehner
	Director		Director

Date: March 15, 2006		Date: March 14, 2006

By	/s/ DARLEEN M. MYERS	By	/s/ D. JEFFERY LYKINS
	Darleen M. Myers		D. Jeffery Lykins
	Director		Director

Date: March 9, 2006		Date: March 9, 2006

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003.

10.1	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-1 filed by registrant on July 2, 1993 (Registration No. 33-65608), Exhibit 10.1

10.2	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1.

10.3	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2.

10.4	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Charles L. Dehner	Incorporated by reference to registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002, Exhibit 10.5.

10.5	Severance Agreement with Andrew J. McCreanor	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.1

10.6	Severance Agreement with Craig F. Fortin	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.2

10.7	Severance Agreement with Stephen G. Klumb	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.3

10.8	Severance Agreement with Walter R. Rowsey	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.4

10.9	Severance Agreement with Howard T. Witherby	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.5

10.10	Management Annual Incentive Plan (replaced in February 2006)	Incorporated by reference to registrant’s Amendment to Quarterly Report on Form 10-Q/A filed on November 9, 2004, Exhibit 10.6

10.11	National Bank & Trust Incentive Plan	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 27, 2006, Exhibit 99.1

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

10.12	Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 3, 2006, Exhibit 99.1

14	NB&T Financial Group, Inc. Amended Code of Ethics	Incorporated by reference to registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 14.

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants—BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.2	Proxy Statement for 2006 annual meeting of shareholders	Incorporated by reference to the registrant’s definitive proxy statement to be filed on or before March 28, 2006.