Form 10-Q
period 2006-03-31
NB&T FINANCIAL GROUP INC
filed 2006-05-11
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 9, 2006, 3,232,513 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2006 Form 10-Q

PART I

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2006	December 31, 2005
Assets	(Unaudited)
Cash and due from banks	$15,004	$16,882
Interest-bearing demand deposits	216	285
Federal funds sold	972	232

Cash and cash equivalents	16,192	17,399

Securities - available-for-sale	149,242	171,567
Loans, net of allowance for loan losses of $4,493 and $4,058	420,454	413,565
Premises and equipment	13,376	13,565
Federal Reserve and Federal Home Loan Bank stock	8,666	8,556
Earned income receivable	3,705	4,047
Goodwill and other intangibles	6,338	6,493
Bank-owned life insurance	12,699	12,588
Other assets	2,995	2,468

Total assets	$633,667	$650,248

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$53,771	$60,657
Savings, NOW and Money Market	210,812	197,987
Time	209,959	188,982

Total deposits	474,542	447,626

Short-term borrowings	36,920	30,027
Long-term debt	61,361	109,039
Interest payable and other liabilities	3,719	5,058

Total liabilities	576,542	591,750

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,151	10,134
Retained earnings	54,340	55,501
Unearned employee stock ownership plan (ESOP) shares	(1,102)	(1,152)
Accumulated other comprehensive income	(1,230)	(951)
Treasury stock; 586,437 shares at cost in 2006 and 2005	(6,034)	(6,034)

Total stockholders’ equity	57,125	58,498

Total liabilities and stockholders’ equity	$633,667	$650,248

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended, March 31
(Dollars in thousands, except per share amounts)	2006	2005
	(Unaudited)
Interest and Dividend Income
Loans	$6,843	$6,061
Securities-Taxable	1,068	1,099
Securities-Tax-exempt	444	473
Federal funds sold and other	58	167
Dividends on Federal Home Loan and Federal Reserve Bank stock	126	93

Total interest and dividend income	8,539	7,893

Interest Expense
Deposits	2,376	1,521.34,3
Short-term borrowings	438	174
Long-term debt	1,125	1,439

Total interest expense	3,939	3,134

Net Interest Income	4,600	4,759

Provision for Loan Losses	610	75

Net Interest Income After Provision for Loan Losses	3,990	4,684

Non-interest Income
Trust income	240	281
Service charges and fees	822	745 70
ATM network fees	20	56
Insurance agency commissions	746	752
Net losses on sales of securities available-for-sale	(150)	—
Other	303	285

Total non-interest income	1,981	2,119

Non-interest Expense
Salaries and employee benefits	2,896	2,877
Net occupancy expense	436	455
Equipment and data processing expense	654	641
Professional fees	385	389
Marketing expense	180	107
State franchise tax	184	190
Amortization of intangibles	151	170
Other	1,874	470

Total non-interest expense	6,760	5,299

Income (Loss) Before Income Tax	(789)	1,504
Provision (Benefit) for Income Taxes	(485)	277

Net Income (Loss)	$(304)	$1,227

Basic Earnings (Loss) Per Share	$(.10)	$.39

Diluted Earnings (Loss) Per Share	$(.10)	$.39

Dividends Declared Per Share	$.27	$.26

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended, March 31
(Dollars in thousands)	2006	2005
	(Unaudited)
Operating Activities
Net income (loss)	$(304)	$1,227
Items not requiring (providing) cash
Depreciation and amortization	530	570
Provision for loan losses	610	75
Amortization of premiums and discounts on securities	197	260
Net realized losses on available-for-sale securities	150	—
FHLB stock dividends	(110)	(83)
Net change in:
Other assets and liabilities	(1,405)	(455)

Net cash provided (used) in operating activities	(332)	1,594

Investing Activities
Purchases of available-for-sale securities	(12,990)	(12,309)
Proceeds from sales of available-for-sale securities	17,944	—
Proceeds from maturities of available-for-sale securities	16,602	3,197
Net change in loans	(7,499)	(2,130)
Purchase of premises and equipment	(206)	(314)

Net cash provided (used) in investing activities	13,851	(7,296)

Financing Activities
Net change in:
Deposits	26,916	(1,741)
Short-term borrowings	6,893	10,905
Repayment of FHLB advances	(47,678)	(647)
Cash dividends	(857)	(822)

Net cash provided (used) in financing activities	(14,726)	7,695

Increase (Decrease) in Cash and Cash Equivalents	(1,207)	1,993

Cash and Cash Equivalents, Beginning of Year	17,399	30,051

Cash and Cash Equivalents, End of Period	$16,192	$32,044

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

The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of March 31, 2006, and December 31, 2005, and the results of its operations and cash flows for the three month periods ended March 31, 2006 and 2005. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2005 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2006:
Available-for-Sale Securities:
U.S. government agencies	$79,131	$1	$(1,941)	$77,191
Mortgage-backed securities	37,474	19	(971)	36,522
State and political subdivisions	34,490	1,123	(94)	35,519
Other securities	10	—	—	10

	$151,505	$1,143	$(3,006)	$149,242

December 31, 2005:
Available-for-Sale Securities:
U.S. government agencies	$80,268	$—	$(1,944)	$78,324
Mortgage-backed securities	55,251	47	(839)	54,459
State and political subdivisions	37,480	1,363	(69)	38,774
Other securities	10	—	—	10

	$173,009	$1,410	$(2,852)	$171,567

Note 3: Loans

Categories of loans include (thousands):

	March 31, 2006	December 31, 2005
Commercial and industrial	$81,686	$82,898
Agricultural	23,539	23,468
Real estate construction	12,521	9,743
Commercial real estate	87,104	82,616
Residential real estate	148,791	148,358
Consumer	71,481	70,696

Total loans	425,122	417,779

Less
Net deferred loan fees, premiums and discounts	(175)	(156)
Allowance for loan losses	(4,493)	(4,058)

Net loans	$420,454	$413,565

Activity in the allowance for loan losses was as follows (thousands):

	Three Months Ended March 31,
	2006	2005
Balance, beginning of year	$4,058	$4,212
Provision for loan losses	610	75
Recoveries	185	183
Charge-offs	(360)	(352)

Balance, end of period	$4,493	$4,118

Impaired loans totaled $6,371,000 at March 31, 2006 and December 31, 2005. An allowance for loan losses of $885,000 and $529,000 relates to impaired loans of $5,140,000 and $5,197,000 at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, impaired loans of $1,231,000 and $1,174,000 had no related allowance for loan losses.

At March 31, 2006 and December 31, 2005, there were no accruing loans delinquent 90 days or more. Non-accruing loans at March 31, 2006 and December 31, 2005 were $8,092,000 and $8,178,000, respectively.

Note 4: Commitments

Outstanding commitments to extend credit as of March 31, 2006 total $64,267,000. Standby letters of credit as of March 31, 2006 total $1,067,000.

Note 5: Earnings (Loss) Per Share

The factors used in the earnings (loss) per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income/(loss)	$(304)	$1,227

Denominator:
Weighted-average common shares outstanding (basic)	3,173,699	3,159,001
Effect of stock options	—	11,033

Weighted-average common shares outstanding (diluted)	3,173,699	3,170,034

Earnings (Loss) per share:
Basic	$(.10)	$.39

Diluted	$(.10)	$.39

For the three months ended March 31, 2006, the effect of stock options was not included in the earnings per share calculation due to the net loss for the quarter. For the three months ended March 31, 2005, stock options covering 44,500 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

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

As of March 31, 2006 and December 31, 2005, the outstanding principal balance of the Capital Securities was $8,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 7: Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended March 31,
	2006	2005
Net Income (Loss)	$(304)	$1,227
Other Comprehensive (Loss)	$(279)	$(1,219)

Total Comprehensive Income (Loss)	$(583)	$8

Note 8: Change in Accounting Principle

In 2006, the Company adopted SFAS 123(R) Share-Based Payments. The Company adopted FAS 123(R) using the modified prospective method and previous years have not been restated. The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 267,327 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years. The compensation cost for the stock option expense recognized in 2006 was calculated for all grants based on the grant date’s fair value and totaled $15,000 for the first quarter of 2006. The Company has used the Black-Scholes option pricing model for all grant date estimations of fair value as the Company believes that its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. For all of the Company’s option plans, options are issued to employees at the current market price on the grant date. The expected term of an option represents the period of time that the Company expects the options granted to be outstanding. The Company bases this estimate on a number of factors including vesting period, historical data and expected volatility. The expected volatility used in the option pricing calculation is estimated considering historical volatility. The expected dividend yield represents the dividends expected to be paid on the underlying shares during the current year. The Company’s options do not permit option holders to receive dividends and therefore the expected dividend yield was factored into the calculation. The risk-free rate is assumed to be a short-term treasury rate on the date of grant such as a U.S. Treasury issue with a term equal to the expected term of the option. Our adoption of SFAS 123(R) impacted our results of operations by increasing salaries and benefits expense. The amount of the impact was immaterial to the Company for the three months ended March 31, 2006 and is not expected to be material in the future.

For purposes of pro forma disclosure, for the period ended March 31, 2005, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been (thousands, except per share amounts):

For the three months ended March 31, 2005
Net income, as reported	$1,227
Less: Total stock-based employee compensation cost determined under the fair value method, net of income taxes	(11)

Pro forma net income	$1,216

Earnings per share:
Basic – as reported	$.39

Basic – pro forma	$.39

Diluted – as reported	$.39

Diluted – pro forma	$.38

Report of Independent Registered Public Accounting Firm

Audit Committee

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2006 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2006 and February 17, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

April 28, 2006

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NB&T Financial Group, Inc. (Nasdaq: NBTF), parent company of The National Bank and Trust Company, Wilmington, Ohio, announced a net loss for the first quarter of 2006 of $304,000, or $.10 per diluted share, compared to net income of $1.23 million, or $.39 per diluted share, for the same period last year. The net loss is a result of approximately $1.5 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt in February 2006. In addition, certain securities were sold at a net loss of approximately $150,000 in order to pay off the debt. The decrease in net income was also due to an increase in the provision for loan losses of $535,000 over the same period last year. The losses in 2006 represented .19% of assets and 2.11% of equity, compared to a return on assets of .76% and a return on equity of 8.45% for the first quarter of 2005.

Net Interest Income

Net interest income was $4.60 million for the first quarter of 2006, a decrease of $159,000 compared to the same quarter last year. Net interest margin decreased to 3.13% for the first quarter of this year from 3.18% for the first quarter of last year. Interest income increased to $8.54 million for the first quarter of 2006 from $7.89 million for the same period last year. Average interest-earning assets decreased approximately 2.0% to $596.9 million, while the average yield increased from 5.26% for the first quarter of 2005 to 5.80% for the first quarter of 2006 with a shift in earning assets from investment securities to higher-yielding loans. Total interest expense increased $805,000 to $3.94 million during the first quarter of 2006 from $3.13 million during the same period last year. Although average interest bearing liabilities decreased 2.1% from last year to $527.1 million, their cost increased to 3.03% during the first quarter of this year from 2.36% in the first quarter of last year. This is largely the result of increased rates on money market accounts, certificates of deposit and repurchase agreements.

Provision for Loan Losses

The provision for loan losses increased to $610,000 during the first quarter of 2006 from $75,000 during the first quarter of last year. The higher provision for loan losses in the first quarter of 2006 is a result of increased bankruptcy filings by Bank customers associated with recent bankruptcy law changes and additional specific reserves on two commercial loans. Net charge-offs were $175,000, or 0.17% of total average loans outstanding (annualized) in the first quarter of 2006, compared to $169,000, or 0.17% (annualized), for the same period of 2005. Non-performing loans totaled $8.1 million at March 31, 2006, relatively unchanged from December 31, 2005. The percentage of the allowance for loan losses to total loans was 1.06% at March 31, 2006.

Non-interest Income

Non-interest income, excluding losses on sales of securities, was $2.13 million for the first quarter of 2006, relatively unchanged from the $2.12 million earned in the first quarter of 2005. Service charges and fees increased 10.3% from last year due to an increase in fees on overdrawn accounts. Trust income decreased 14.6% from 2005 due to fewer accounts, and ATM network fees continued to decline following the Company’s decision to significantly decrease its ATM network. The Company realized $150,000 in net securities losses in the first quarter of 2006 from the sale of $17.9 million in securities. No securities were sold in the first quarter of 2005.

Non-interest Expense

Non-interest expense increased $1.5 million, or 27.6%, to $6.76 million for the first quarter of 2006 from $5.30 million for the first quarter of 2005. This increase is largely the result of $1.5 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt. In addition, marketing expense increased $73,000, or 68.2%, from the first quarter last year due to new corporate marketing initiatives.

Income Taxes

The provision for income taxes for the first quarter of 2006 was a credit of $485,000 compared to $277,000 expense for the same period in 2005. The effective tax benefit for the three months ended March 31, 2006 was 61.5% compared to 18.4% for the same period in 2005. The increase in the effective tax rate is due to the net loss in the first quarter of 2006 with relatively the same level of tax-exempt income and tax-deductible expenses.

Financial Condition

The changes that have occurred in NB&T Financial Group, Inc.’s financial condition during 2006 are as follows (in thousands):

	March 31, 2006	December 31, 2005	2006 Change
			Amount	Percent
Total Assets	$633,667	$650,248	$(16,581)	(2.5)
Federal Funds Sold	972	232	740	319.0
Loans, net	420,454	413,565	6,889	1.7
Securities	149,242	171,567	(22,325)	(13.0)
Demand deposits	53,771	60,657	(6,886)	(11.4)
Savings, NOW, MMDA deposits	210,812	197,987	12,825	6.5
CD’s $100,000 and over	52,894	47,013	5,881	12.5
Other time deposits	157,065	141,969	15,096	10.6
Total deposits	474,542	447,626	26,916	6.0
Short-term borrowing	36,920	30,027	6,893	23.0
Long-term borrowing	61,361	109,039	(47,678)	(43.7)
Stockholders Equity	57,125	58,498	(1,373)	(2.3)

At March 31, 2006, total assets were $633.7 million, a decrease of $16.6 million from December 31, 2005. The decrease is primarily attributable to a decrease in the securities portfolio of $22.3 million, resulting from the sale of approximately $17.9 million in securities to payoff Federal Home Loan Bank debt. Loans increased $6.9 million during 2006. Total deposits increased $26.9 million in 2006 with approximately $15.2 million in new brokered deposits to partially fund the payoff of Federal Home Loan Bank debt. In addition, the Company has experienced growth in its personal money market accounts and small certificates of deposit due to increased interest rates. Short-term borrowings increased $6.9 million due to increased public funds in repurchase agreements. Long-term borrowings decreased $47.7 million due to the early payoff of Federal Home Loan Bank debt. Stockholders’ equity decreased $1.4 million during the year to $57.1 million primarily due to a net loss in the first quarter of $304,000, a decrease in other comprehensive income of $279,000 resulting from a decrease in market value of securities available for sale and the payment of dividends of $857,000.

Average total assets decreased 1.7% to $645.8 million from the first quarter of 2005. Average total loans increased to $420.8 million, an increase of 5.0% from the same quarter of last year. The securities portfolio average has decreased $10.2 million from the first quarter of 2005 to $162.1 million due to security sales and principal payments. Average federal funds sold also declined $17.4 million from the first quarter of 2005.

Average total deposits increased $4.9 million for the first quarter of 2006 to $456.9 million, compared to an average of $452.0 million for the same quarter last year. Average short-term borrowings increased $10.1 million to $41.7 million due to increased public fund deposits in repurchase agreements. Average long-term borrowings decreased $26.4 million, or 23.7%, due to the early payoff of $47.2 million in advances in February 2006 as well as regular monthly payments on amortizing advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31
	2006	2005
Balance at beginning of period	$4,058	$4,212

Charge-offs:
Commercial and industrial	(7)	(35)
Commercial real estate	(16)	(27)
Agricultural	—	—
Residential real estate	(59)	(23)
Consumer	(278)	(267)
Other	—	—

Total charge-offs	(360)	(352)

Recoveries:
Commercial and industrial	17	22
Commercial real estate	23	16
Agricultural	11	1
Residential real estate	6	10
Consumer	128	134
Other	—	—

Total recoveries	185	183

Net charge-offs	(175)	(169)
Provision for possible loan losses	610	75

Balance at end of period	$4,493	$4,118

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31, 2006	December 31, 2005	March 31, 2005
Loans accounted for on non-accrual basis	$8,092	$8,178	$2,513
Accruing loans which are past due 90 days	—	—	350
Renegotiated loans	0	0	0
Other real estate owned	255	334	132

Total non-performing assets	$8,347	$8,512	$2,995

Ratios:
Allowance to total loans	1.06%	.97%	1.03%
Net charge-offs to average loans (annualized)	.17%	0.25%	.17%
Non-performing assets to total loans and other real estate owned	1.96%	2.04%	.75%

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

As of March 31, 2006, there were $6.2 million in eighteen non-accrual small business relationships. The majority of this amount consisted of one $4.8 million relationship, secured by a nursing home.

Non–accrual residential real estate loans totaled $1.5 million and consisted of 26 loans with the largest balance being $153,000. Non-accrual consumer loans consisted of fifty-nine loans that totaled $346,000, and home equity credit loans consisted of 7 loans totaling $72,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2006 was 89.5%, compared to 93.3% at the same date in 2005. Loans to total assets were 67.1% at the end of the first quarter of 2006, compared to 64.2% at the same time last year. Management strives to keep this ratio below 70%. The Company has $149.2 million in available-for-sale securities that are readily marketable. Approximately 83.0% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 86.7% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 2006, NB&T Financial Group, Inc. had a total risk-based capital ratio of 14.78%, a Tier 1 risk-based capital ratio of 13.75%, and a Tier 1 leverage ratio of 9.39%.

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

None

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At March 31, 2006, the Company’s simulation model indicated the twelve-month cumulative static gap as a percent of total assets was a negative 4.8%, compared to a positive 3.0% at December 31, 2005. This change is primarily the result of a decrease in investments maturing within one year , an increase in time deposits with maturities less than one year, and projected conversion of certain fixed-rate Federal Home Loan Bank advances to three-month adjustable-rate advances. Despite this gap position, rates on loans repricing with base indices tied to the three- and five-year treasury rates may not change to the same extent as rates on deposits, which are more influenced by short-term rates. As a result, this position could have a negative effect on projected net interest income over the next twelve months.

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, that the Company’s disclosure controls and procedures were effective.

(b) During the quarter ended March 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

No material changes from risk factors disclosed in Form 10-K

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

10.1	Amended and Restated National Bank & Trust Incentive Plan

10.2	Employment Agreement of John J. Limbert

10.3	NB&T Financial Group, Inc. 2006 Equity Plan

10.4	Stock Option Award Agreement for John J. Limbert

10.5	Consulting Agreement for Timothy L. Smith

10.6	Amendment to Employment Agreement for John J. Limbert

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: May 11, 2006	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit B

10.1	Amended and Restated National Bank & Trust Incentive Plan	Incorporated by reference to registrant’s Current Form 8-K filed on February 24, 2006

10.2	Employment Agreement of John J. Limbert	Incorporated by reference to registrant’s Current Form 8-K filed on March 2, 2006

10.3	NB&T Financial Group, Inc. 2006 Equity Plan	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 28, 2006, Exhibit A

10.4	Stock Option Award Agreement for John J. Limbert	Page 21

10.5	Consulting Agreement for Timothy L. Smith	Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 22, 2006, Exhibit 99.1

10.6	Amendment to Employment Agreement for John J. Limbert	Page 26

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Financial statements certification by CEO.

32.2	Financial statements certification by CFO.