Form 10-Q
period 2006-06-30
NB&T FINANCIAL GROUP INC
filed 2006-08-10
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 5, 2006, 3,234,027 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2006 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Cash and due from banks	$16,670	$16,882
Interest-bearing demand deposits	946	285
Federal funds sold	1,335	232

Cash and cash equivalents	18,951	17,399

Securities - available-for-sale	142,077	171,567
Loans held for sale	4,934	—
Loans, net of allowance for loan losses of $4,641 and $4,058	418,301	413,565

Total Loans	423,235	413,565

Premises and equipment	14,003	13,565
Federal Reserve and Federal Home Loan Bank stock	8,780	8,556
Earned income receivable	3,565	4,047
Goodwill and other intangibles	6,187	6,493
Bank-owned life insurance	12,813	12,588
Other assets	3,557	2,468

Total assets	$633,168	$650,248

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$54,192	$60,657
Savings, NOW and Money Market	204,949	197,987
Time	189,363	188,982
Deposits held for sale	20,556	—

Total deposits	469,060	447,626

Short-term borrowings	57,576	30,027
Long-term debt	45,675	109,039
Interest payable and other liabilities	3,976	5,058

Total liabilities	576,287	591,750

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,188	10,134
Retained earnings	54,202	55,501
Unearned employee stock ownership plan (ESOP) shares	(1,053)	(1,152)
Accumulated other comprehensive loss	(1,428)	(951)
Treasury stock; 584,923 shares - 2006 and 586,437 shares - 2005	(6,028)	(6,034)

Total stockholders’ equity	56,881	58,498

Total liabilities and stockholders’ equity	$633,168	$650,248

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$7,059	$6,327	$13,902	$12,387
Securities-taxable	945	1,189 11	2,013	2,288
Securities-tax-exempt	448	478	891	951
Federal funds sold and other	23	73	86	239
Dividends on Federal Home Loan and Federal Reserve Bank stock	125	103	247	196

Total interest and dividend income	8,600	8,168	17,139	16,061

Interest Expense
Deposits	2,796	1,647.34,3	5,172	3,168
Short-term borrowings	595	165	1,033	340
Long-term debt	687	1,459	1,812	2,897

Total interest expense	4,078	3,271	8,017	6,405

Net Interest Income	4,522	4,897	9,122	9,656

Provision for Loan Losses	270	125	880	200

Net Interest Income After Provision for Loan Losses	4,252	4,772	8,242	9,456

Non-interest Income
Trust income	230	236	470	517
Service charges and fees	878	831 70	1,700	1,577
ATM network fees	20	57	39	113
Insurance agency commissions	563	627	1,308	1,379
Net gains (losses) on sales of securities	—	7	(149)	7
Other	319	338	623	622

Total non-interest income	2,010	2,096	3,991	4,215

Non-interest Expense
Salaries and employee benefits	2,862	2,884	5,758	5,761
Net occupancy expense	449	455	886	910
Equipment and data processing expense	652	719	1,305	1,359
Professional fees	443	392	828	781
Marketing expense	307	175	487	282
State franchise tax	185	188	370	378
Amortization of intangibles	151	170	301	340
Other	455	524	2,329	605

Total non-interest expense	5,504	5,507	12,264	10,806

Income (Loss) Before Income Tax	758	1,361	(31)	2,865
Provision (Benefit) for Income Taxes	39	223	(446)	500

Net Income	$719	$1,138	$415	$2,365

Basic Earnings Per Share	$.23	$.36	$.13	$.75

Diluted Earnings Per Share	$.23	$.36	$.13	$.75

Dividends Declared Per Share	$.27	$.26	$.54	$.52

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended, June 30
(Dollars in thousands)	2006	2005
	(Unaudited)
Operating Activities
Net income	$415	$2,365
Items not requiring (providing) cash
Depreciation and amortization	1,052	1,137
Provision for loan losses	880	200
Amortization of premiums and discounts on securities	351	513
Net realized (gains) losses on available-for-sale securities	149	(7)
FHLB stock dividends	(224)	(174)
Net change in:
Loans held for sale	(181)	—
Other assets and liabilities	(1,522)	(677)

Net cash provided by operating activities	920	3,357

Investing Activities
Purchases of available-for-sale securities	(12,984)	(21,465)
Proceeds from sales of available-for-sale securities	17,932	3,764
Proceeds from maturities of available-for-sale securities	23,320	5,906
Net change in loans	(10,369)	(6,381)
Purchase of premises and equipment	(1,227)	(659)
Proceeds from sales of premises and equipment	28	12

Net cash provided by (used) in investing activities	16,700	(18,823)

Financing Activities
Net change in:
Deposits	21,434	(6,823)
Short-term borrowings	27,549	10,068
Repayment of FHLB advances	(63,364)	(1,302)
Cash dividends	(1,714)	(1,645)
Purchase of treasury stock	(18)	—
Proceeds from exercise of stock options	45	84

Net cash provided by (used in) financing activities	(16,068)	382

Increase (Decrease) in Cash and Cash Equivalents	1,552	(15,084)
Cash and Cash Equivalents, Beginning of Year	17,399	30,051

Cash and Cash Equivalents, End of Period	$18,951	$14,967

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

The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. as of June 30, 2006, and December 31, 2005, and the results of its operations for the three -and six-month periods and cash flows for the six-month periods ended June 30, 2006 and 2005. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2006:
Available-for-Sale Securities:
U.S. government agencies	$74,012	$—	$(1,858)	$72,154
Mortgage-backed securities	35,715	11	(1,140)	34,586
State and political subdivisions	34,504	957	(134)	35,327
Other securities	10	—	—	10

	$144,241	$968	$(3,132)	$142,077

December 31, 2005:
Available-for-Sale Securities:
U.S. government agencies	$80,268	$—	$(1,944)	$78,324
Mortgage-backed securities	55,251	47	(839)	54,459
State and political subdivisions	37,480	1,363	(69)	38,774
Other securities	10	—	—	10

	$173,009	$1,410	$(2,852)	$171,567

Note 3: Loans

Categories of loans include (thousands):

	June 30, 2006	December 31, 2005
Commercial and industrial	$80,114	$82,898
Agricultural	25,163	23,468
Real estate construction	14,188	9,743
Commercial real estate	89,087	82,616
Residential real estate	148,304	148,358
Consumer	71,021	70,696

Total loans	427,877	417,779
Less
Net deferred loan fees, premiums and discounts	(182)	(156)
Allowance for loan losses	(4,641)	(4,058)

Net loans	$423,054	$413,565

Activity in the allowance for loan losses was as follows (thousands):

	Six Months Ended June 30,
	2006	2005
Balance, beginning of year	$4,058	$4,212
Provision for loan losses	880	200
Recoveries	329	354
Charge-offs	(626)	(699)

Balance, end of period	$4,641	$4,067

Impaired loans totaled $6,244,000 at June 30, 2006 and $6,371,000 at December 31, 2005. An allowance for loan losses of $888,000 and $529,000 relates to impaired loans of $5,212,000 and $5,197,000 at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, impaired loans of $1,032,000 and $1,174,000 had no related allowance for loan losses.

At June 30, 2006 and December 31, 2005, there were no accruing loans delinquent 90 days or more. Non-accruing loans at June 30, 2006 and December 31, 2005 were $7,760,000 and $8,178,000, respectively.

Note 4: Commitments

Outstanding commitments to extend credit as of June 30, 2006 totaled $68,644,000. Standby letters of credit as of June 30, 2006 totaled $1,033,000.

Note 5: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$719	$1,138	$415	$2,365

Denominator:
Weighted-average common shares outstanding (basic)	3,173,932	3,159,172	3,173,816	3,159,087
Effect of stock options	1,285	6,565	1,334	8,799

Weighted-average common shares outstanding (diluted)	3,175,217	3,165,737	3,175,150	3,167,886

Earnings per share:
Basic	$.23	$.36	$.13	$.75

Diluted	$.23	$.36	$.13	$.75

For the three and six months ended June 30, 2006, stock options covering 142,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For the three and six months ended June 30, 2005, stock options covering 82,200 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

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

As of June 30, 2006 and December 31, 2005, the outstanding principal balance of the Capital Securities was $8,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 7: Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income (Loss)	$719	$1,138	$415	$2,365
Other Comprehensive Income (Loss)	$(198)	$918	$(477)	$(301)

Total Comprehensive Income (Loss)	$521	$2,056	$(62)	$2,064

Note 8: Change in Accounting Principle

In 2006, the Company adopted SFAS 123(R) Share-Based Payments for the accounting of stock options and other equity awards. The Company adopted FAS 123(R) using the modified prospective method and previous years have not been restated. The Company’s current granted stock options vest over periods ranging from three to five years to selected employees and to all directors. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years. The compensation cost for the stock option expense recognized in 2006 was calculated for all grants based on the grant date’s fair value and totaled $15,000 for the second quarter of 2006 and $30,000 for the year. The Company has used the Black-Scholes option pricing model for all grant date estimations of fair value as the Company believes that its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. For all of the Company’s option plans, options are issued to employees and directors at the current market price on the grant date. The expected term of an option represents the period of time that the Company expects the options granted to be outstanding. The Company bases this estimate on a number of factors including vesting period, historical data and expected volatility. The expected volatility used in the option pricing calculation is estimated considering historical volatility. The expected dividend yield represents the dividends expected to be paid on the underlying shares during the current year. The Company’s options do not permit option holders to receive dividends and therefore the expected dividend yield was factored into the calculation. The risk-free rate is assumed to be a short-term treasury rate on the date of grant such as a U.S. Treasury issue with a term equal to the expected term of the option. Our adoption of SFAS 123(R) impacted our results of operations by increasing salaries and benefits expense. The amount of the impact was immaterial to the Company for the three and six months ended June 30, 2006 and is not expected to be material in the future.

For purposes of pro forma disclosure, for the period ended June 30, 2005, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been (thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$1,138	$2,365
Less: Total stock-based employee and director compensation cost determined under the fair value method, net of income taxes	(93)	(103)

Pro forma net income	$1,045	$2,262

Earnings per share:
Basic – as reported	$.36	$.75

Basic – pro forma	$.33	$.72

Diluted – as reported	$.36	$.75

Diluted – pro forma	$.33	$.71

Note 9: Subsequent Events

On July 25, 2006, the Bank entered into a definitive agreement with Liberty National Bank in Ada, Ohio for the sale of the Bank’s office located in Ada, as well as the Bank’s former branch office building located in Waynesfield, Ohio. As of June 30, 2006, the Ada branch had approximately $20.6 million in deposits and $4.8 million in loan balances, which have been reclassified as available for sale. Under the terms of the agreement, Liberty will pay the Bank a premium of 8%, or approximately $1.6 million, on the deposit liabilities of the Ada branch, the book value of the loans booked at the Ada branch, the appraised market value of the Ada branch real property and $80,000 for the real property in Waynesfield. The sale is subject to regulatory approval and other conditions to closing that are customary in branch sale transactions. The Bank expects to close the transaction prior to the end of the third quarter or early in the fourth quarter.

In addition, in the third quarter of 2006, the Bank expects to sell $48 million of securities and use the proceeds of the sale to pay off variable-rate borrowings and to fund the sale of the branch. As of June 30, 2006, the weighted average yield being earned on the securities portfolio was 3.50 percent, and the weighted average rate being paid on the borrowings was 5.01 percent. The sale will result in an after-tax charge of approximately $1.0 million during the third quarter of 2006.

Additionally, the Bank will stop originating indirect automobile loans, effective August 1, 2006. The indirect loan portfolio has approximately 5,800 accounts with $57 million in outstanding balances.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2006 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2006, except for Note 22 as to which the date is February 17, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

July 25, 2006

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NB&T Financial Group, Inc. (the “Company”) had net income for the second quarter of 2006 of $719,000, or $.23 per diluted share, compared to net income of $1.14 million, or $.36 per diluted share, for the same period last year. The decline in earnings is a result of decreased net interest income, increased provision for loan losses and a decrease in non-interest income. Net income for the six months ended June 30, 2006 was $415,000, compared to $2.37 million for the same six months last year. The decrease is a result of approximately $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt in February 2006. In addition, certain securities were sold in order to pay off the debt at a net loss of approximately $149,000. The decrease in net income was also due to an increase of $680,000 in the provision for loan losses over the same period last year.

Net Interest Income

Net interest income was $4.52 million for the second quarter of 2006, a decrease of $375,000 compared to the same quarter last year. Net interest margin decreased to 3.12% for the second quarter this year from 3.28% for the second quarter last year. Interest income increased to $8.60 million for the second quarter of 2006 from $8.17 million during the same period last year. Average interest-earning assets decreased approximately 3.0% to $582.2 million; however, the average yield increased from 5.46% for the second quarter of 2005 to 5.92% for the second quarter of 2006 with a shift in earning assets from investment securities to higher-yielding loans. Total interest expense increased $807,000 to $4.08 million during the second quarter of 2006 from $3.27 million during the same period last year. Although average interest-bearing liabilities decreased 3.0% from last year to $515.5 million, their cost increased to 3.17% during the second quarter of this year from 2.47% in the second quarter of last year. The increased cost is largely due to increased rates on money market accounts, certificates of deposit and short-term borrowings, resulting from an increase in short-term rates in the economy generally. Net interest income was $9.12 million for the first six months of 2006, compared to $9.66 million for the same period last year.

Provision for Loan Losses

The provision for loan losses increased to $270,000 during the second quarter of 2006 and to $880,000 for the first six months of 2006 from $125,000 and $200,000 during the same periods last year. The higher provision for loan losses in 2006 is a result of increased bankruptcy filings by bank customers associated with recent bankruptcy law changes and additional specific reserves on commercial loans. Net charge-offs were $122,000, or 0.11% of total average loans (annualized) in the second quarter of 2006, compared to $176,000, or 0.17% (annualized), for the same period in 2005. For the first half of 2006, net charges-offs were $297,000, or 0.14% (annualized), and $345,000, or 0.17% in 2005. Non-performing loans totaled $7.8 million at June 30, 2006, compared to $8.5 million at December 31, 2005. The percentage of the allowance for loan losses to total loans was 1.08% at June 30, 2006.

Non-interest Income

Non-interest income was $2.01 million for the second quarter of 2006 and $2.09 million for the same period in 2005. Service charges and fees increased 5.1% from last year due to an increase in fees on overdrawn accounts, but commissions earned by the Company’s insurance agency subsidiary were down 10.2% from last year. Non-interest income, excluding security gains and losses, was $4.14 million for the first half of 2006, compared to $4.21 million in 2005. The Company realized $149,000 in net securities losses in the first half of 2006 from the sale of $17.9 million in securities, compared to $7,000 in gains in the first half of 2005.

Non-interest Expense

Non-interest expense was relatively unchanged at $5.50 million for the second quarter of 2006, compared to the same quarter in 2005. For the first six months of 2006, non-interest expense was $12.26 million, compared to $10.81 million in 2005. This increase is largely the result of $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt as well as increased marketing expenses related to the Company’s branding initiatives.

Income Taxes

The provision for income taxes for the second quarter of 2006 was $39,000, compared to $223,000 for the same period in 2005. The effective tax rate for the three months ended June 30, 2006 was 5.1%, compared to 16.4% for the same period in 2005. The decrease in the effective tax rate is due to a decrease in net interest income with relatively the same level of tax-exempt income and tax-deductible expenses.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2006 are as follows (in thousands):

	June 30, 2006	December 31, 2005	2006 Change
			Amount	Percent
Total Assets	$633,168	$650,248	$(17,080)	(2.6)
Federal Funds Sold	1,335	232	1,103	475.4
Loans, net*	423,235	413,565	9,670	2.3
Securities	142,077	171,567	(29,490)	(17.2)
Demand deposits	56,798	60,657	(3,859)	(6.4)
Savings, NOW, MMDA deposits	209,929	197,987	11,942	6.0
CD’s $100,000 and over	48,921	47,013	1,908	4.1
Other time deposits	153,412	141,969	11,443	8.1
Total deposits	469,060	447,626	21,434	4.8
Short-term borrowing	57,576	30,027	27,549	91.7
Long-term borrowing	45,675	109,039	(63,364)	(58.1)
Stockholders Equity	56,881	58,498	(1,617)	(2.8)

*	Includes Loans held for sale

At June 30, 2006, total assets were $633.2 million, a decrease of $17.1 million from December 31, 2005. The decrease is primarily attributable to a decrease in the securities portfolio of $29.5 million, resulting from the sale of approximately $17.9 million in securities to payoff Federal Home Loan Bank debt. Loans increased $9.7 million during 2006. Total deposits increased $21.4 million in 2006 with growth in the Company’s personal money market accounts and certificates of deposit due to increased interest rates. In addition, the Company opened $4.9 million in new brokered deposits to partially fund the payoff of Federal Home Loan Bank debt. Short-term borrowings increased $27.6 million due to approximately $11.0 million in increased public fund balances in repurchase agreements as well as a shift from long-term borrowings to short-term borrowings at the Federal Home Loan Bank. Long-term borrowings decreased $63.3 million due to the early pay-off of Federal Home Loan Bank debt. This shift from long-term to short-term provides the Company more flexibility to reduce higher-costing FHLB borrowings from anticipated securities sales with lower yields and indirect loan payments. Stockholders’ equity decreased $1.6 million during the year to $56.9 million primarily due to other comprehensive loss of $477,000 resulting from a decrease in market value of securities available for sale and the payment of dividends of $1.7 million.

Average total assets decreased 3.0% to $630.5 million from the first quarter of 2005. Average total loans increased to $426.3 million, an increase of 5.6% from the same quarter last year. The securities portfolio average has decreased $33.4 million from the first quarter of 2005 to $145.1 million due to security sales and principal payments. Average federal funds sold and interest-bearing deposits also declined $7.6 million from the first quarter of 2005.

Average total deposits increased $19.2 million for the first quarter of 2006 to $470.4 million, compared to an average of $451.2 million for the same quarter last year. Average short-term borrowings increased $24.5 million to $49.8 million due to increased public fund deposits in repurchase agreements and shift of Federal Home Loan Bank debt from long-term to short-term. Average long-term borrowings decreased $60.7 million, or 54.9%, due to the early payoff of $47.2 million in advances in February 2006, conversion of $15.0 million in long-term debt to short-term debt in April 2006, and regular monthly payments on amortizing advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Balance at beginning of period	$4,493	$4,118	$4,058	$4,212

Charge-offs:
Commercial and industrial	(22)	(12)	(29)	(47)
Commercial real estate	(15)	—	(31)	(28)
Agricultural	—	—	—	—
Residential real estate	(34)	(51)	(93)	(73)
Consumer	(195)	(284)	(473)	(551)
Other	—	—	—	—

Total charge-offs	(266)	(347)	(626)	(699)

Recoveries:
Commercial and industrial	1	1	18	24
Commercial real estate	15	19	38	36
Agricultural	4	6	15	6
Residential real estate	24	25	30	34
Consumer	100	120	228	254
Other	—	—	—	—

Total recoveries	144	171	329	354

Net charge-offs	(122)	(176)	(297)	(345)
Provision for loan losses	270	125	880	200

Balance at end of period	$4,641	$4,067	$4,641	$4,067

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30, 2006	December 31, 2005	March 31, 2005
Loans accounted for on non-accrual basis	$7,760	$8,178	$2,513
Accruing loans which are past due 90 days	—	—	350
Renegotiated loans	0	0	0
Other real estate owned	248	334	132

Total non-performing assets	$8,008	$8,512	$2,995

Ratios:
Allowance to total loans	1.08%	.97%	1.03%
Net charge-offs to average loans (annualized)	.11%	0.25%	.17%
Non-performing assets to total loans and other real estate owned	1.87%	2.04%	.75%

The allowance is maintained to absorb losses in the portfolio. Management’s determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb possible future loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

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

As of June 30, 2006, there was $6.2 million in nineteen non-accrual small business relationships. The majority of this amount consisted of one $4.9 million relationship, secured by a nursing home.

Non–accrual residential real estate loans totaled $1.2 million and consisted of 22 loans with the largest balance being $153,000. Non-accrual consumer loans consisted of 44 loans that totaled $236,000, and home equity credit loans consisted of six loans totaling $54,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at June 30, 2006 was 91.2%, compared to 91.7% at the same date in 2005. Loans to total assets were 67.6% at the end of the second quarter of 2006, compared to 63.1% at the same time last year. Management strives to keep this ratio below 70%. The Company has $142.1 million in available-for-sale securities that are readily marketable. Approximately 68.1% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 87.9% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 2006, the Company had a total risk-based capital ratio of 14.69%, a Tier 1 risk-based capital ratio of 13.64%, and a Tier 1 leverage ratio of 9.63%.

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At June 30, 2006, the Company’s simulation model indicated the twelve-month cumulative static gap as a percent of total assets was a negative 7.8%, compared to a positive 3.0% at December 31, 2005. Negative gap means the Company has more interest-bearing liabilities with the potential to change rate than earning assets. Thus, in a rising interest rate environment interest expense could increase faster than interest income. Conversely, in a declining rate environment, interest expense could decrease faster than interest income. This change is primarily the result of an increase in time deposits with maturities less than one year, increased balances in the Company’s short-term money market account, and the conversion of certain fixed-rate Federal Home Loan Bank advances to three-month adjustable-rate advances. Despite this gap position, rates on loans repricing with base indices tied to the three- and five-year treasury rates may not change to the same extent as rates on deposits, which are more influenced by short-term rates. As a result, this position could have a negative effect on projected net interest income over the next twelve months.

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended June 30, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

No material changes from risk factors disclosed in Form 10-K for fiscal year ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/06 to 4/30/06	—		N/A	N/A	N/A
5/1/06 to 5/31/06	—		N/A	N/A	N/A
6/1/06 to 6/30/06	886	(1)	$20.78	None	N/A
Total	886	(1)	$20.78	None	N/A

(1)	These shares were purchased from Timothy L. Smith, Chairman of the Board, after exercise of certain stock options.

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

On April 25, 2006, the Annual Meeting of the shareholders of the Company was held.

The following members of the Board of Directors of the Company were re-elected for terms expiring in 2008 by the votes indicated:

	For	Withheld	Abstain
Charles L. Dehner	2,920,164	19,541	—
Daniel A. DiBiasio	2,923,144	16,561	—
G. David Hawley	2,923,024	16,681	—
John J. Limbert	2,923,144	16,561	—
Timothy L. Smith	2,915,920	23,785	—

The NB&T Financial Group, Inc. 2006 Equity Plan was approved by the votes indicated:

For	Against	Abstain	Broker Non-Votes
2,500,734	68,223	20,797	349,954

Item 5 - Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

10.1	Branch Purchase and Assumption Agreement by and between Liberty National Bank and The National Bank and Trust Company.

10.2	Relocation Assistance for John J. Limbert.

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 10, 2006	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit B

10.1	Branch Purchase and Assumption Agreement by and between Liberty National Bank and The National Bank and Trust Company.

10.2	Relocation Assistance for John J. Limbert.

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.