Form 10-Q
period 2006-09-30
NB&T FINANCIAL GROUP INC
filed 2006-11-13
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              / to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 3, 2006, 3,235,327 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2006 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$14,441	$16,882
Interest-bearing demand deposits	340	285
Federal funds sold	588	232

Cash and cash equivalents	15,369	17,399

Securities - available-for-sale	84,050	171,567
Loans held for sale	4,987	—
Loans, net of allowance for loan losses of $4,741 and $4,058	418,068	413,565

Total Loans	423,055	413,565

Premises and equipment	14,092	13,565
Federal Reserve and Federal Home Loan Bank stock	8,897	8,556
Earned income receivable	3,692	4,047
Goodwill and other intangibles	5,981	6,493
Bank-owned life insurance	12,924	12,588
Other assets	2,771	2,468

Total assets	$570,831	$650,248

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$53,037	$60,657
Savings, NOW and Money Market	196,547	197,987
Time	191,252	188,982
Deposits held for sale	19,757	—

Total deposits	460,593	447,626

Short-term borrowings	12,350	30,027
Long-term debt	36,981	109,039
Interest payable and other liabilities	3,439	5,058

Total liabilities	513,563	591,750

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,212	10,134
Retained earnings	53,256	55,501
Unearned employee stock ownership plan (ESOP) shares	(1,003)	(1,152)
Accumulated other comprehensive income (loss)	18	(951)
Treasury stock; 583,723 shares - 2006 and 586,437 shares - 2005	(6,015)	(6,034)

Total stockholders’ equity	57,468	58,498

Total liabilities and stockholders’ equity	$570,831	$650,248

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Dollars in thousands, except per share amounts)	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$7,299	$6,474	$21,201	$18,861
Securities-taxable	750	1,191 11	2,763	3,479
Securities-tax-exempt	427	467	1,318	1,418
Federal funds sold and other	62	62	148	301
Dividends on Federal Home Loan and Federal Reserve Bank stock	127	105	374	301

Total interest and dividend income	8,665	8,299	25,804	24,360

Interest Expense
Deposits	2,979	1,807.34,3	8,152	4,975
Short-term borrowings	546	271	1,578	611
Long-term debt	578	1,473	2,390	4,370

Total interest expense	4,103	3,551	12,120	9,956

Net Interest Income	4,562	4,748	13,684	14,404
Provision for Loan Losses	270	275	1,150	475

Net Interest Income After Provision for Loan Losses	4,292	4,473	12,534	13,929

Non-interest Income
Trust income	237	249	707	766
Service charges and fees	866	855 70	2,566	2,432
ATM network fees	20	52	59	165
Insurance agency commissions	559	537	1,868	1,916
Net gains (losses) on sales of securities	(1,192)	13	(1,342)	20
Other	306	379	929	1,001

Total non-interest income	796	2,085	4,787	6,300

Non-interest Expense
Salaries and employee benefits	2,883	3,037	8,641	8,799
Net occupancy expense	420	461	1,306	1,371
Equipment and data processing expense	662	671	1,967	2,030
Professional fees	362	539	1,189	1,321
Marketing expense	237	162	725	444
State franchise tax	188	189	558	566
Amortization of intangibles	206	156	507	510
Prepayment penalty on FHLB debt	—	—	1,363	—
Other	568	471	1,534	1,451

Total non-interest expense	5,526	5,686	17,790	16,492

Income (Loss) Before Income Tax	(438)	872	(469)	3,737
Provision (Benefit) for Income Taxes	(349)	93	(796)	593

Net Income (Loss)	$(88)	$779	$327	$3,144

Basic Earnings (Loss) Per Share	$(.03)	$.25	$.10	$.99

Diluted Earnings (Loss) Per Share	$(.03)	$.25	$.10	$.99

Dividends Declared Per Share	$.27	$.26	$.81	$.78

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended, September 30
(Dollars in thousands)	2006	2005
	(Unaudited)
Operating Activities
Net income	$327	$3,144
Items not requiring (providing) cash
Depreciation and amortization	1,607	1,695
Provision for loan losses	1,150	475
Amortization of premiums and discounts on securities	481	762
Net realized (gains) losses on available-for-sale securities	1,342	(20)
FHLB stock dividends	(341)	(268)
Net change in:
Loans held for sale	(417)	—
Other assets and liabilities	(2,190)	(622)

Net cash provided by operating activities	1,959	5,166

Investing Activities
Purchases of available-for-sale securities	(71,618)	(21,392)
Proceeds from sales of available-for-sale securities	66,258	3,764
Proceeds from maturities of available-for-sale securities	92,523	9,212
Net change in loans	(10,223)	(11,644)
Purchase of premises and equipment	(1,665)	(1,079)
Proceeds from sales of premises and equipment	28	141

Net cash provided by (used) in investing activities	75,303	(20,998)

Financing Activities
Net change in:
Deposits	12,967	(4,001)
Short-term borrowings	(17,677)	14,580
Repayment of FHLB advances	(72,058)	(1,964)
Cash dividends	(2,572)	(2,468)
Purchase of treasury stock	(18)	(482)
Proceeds from exercise of stock options	66	474

Net cash provided by (used in) financing activities	(79,292)	6,139

Increase (Decrease) in Cash and Cash Equivalents	(2,030)	(9,693)

Cash and Cash Equivalents, Beginning of Year	17,399	30,051

Cash and Cash Equivalents, End of Period	$15,369	$20,358

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of September 30, 2006, and December 31, 2005, and the results of its operations for the three -and nine-month periods and cash flows for the nine-month periods ended September 30, 2006 and 2005. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2006:
Available-for-Sale Securities:
U.S. government agencies	$28,885	$—	$(588)	$28,297
Mortgage-backed securities	21,506	15	(401)	21,120
State and political subdivisions	33,621	1,043	(41)	34,623
Other securities	10	—	—	10

	$84,022	$1,058	$(1,030)	$84,050

December 31, 2005:
Available-for-Sale Securities:
U.S. government agencies	$80,268	$—	$(1,944)	$78,324
Mortgage-backed securities	55,251	47	(839)	54,459
State and political subdivisions	37,480	1,363	(69)	38,774
Other securities	10	—	—	10

	$173,009	$1,410	$(2,852)	$171,567

Note 3: Loans

Categories of loans include (thousands):

	September 30, 2006	December 31, 2005
Commercial and industrial	$78,161	$82,898
Agricultural	26,892	23,468
Real estate construction	14,771	9,743
Commercial real estate	91,528	82,616
Residential real estate	143,507	148,358
Consumer	68,124	70,696

Total loans	422,983	417,779

Less
Net deferred loan fees, premiums and discounts	(174)	(156)
Allowance for loan losses	(4,741)	(4,058)

Net loans	$418,068	$413,565

Activity in the allowance for loan losses was as follows (thousands):

	Nine Months Ended September 30,
	2006	2005
Balance, beginning of year	$4,058	$4,212
Provision for loan losses	1,150	475
Recoveries	483	466
Charge-offs	(950)	(1,080)

Balance, end of period	$4,741	$4,073

Impaired loans totaled $7,317,000 at September 30, 2006 and $6,371,000 at December 31, 2005. An allowance for loan losses of $1,458,000 and $529,000 relates to impaired loans of $6,232,000 and $5,197,000 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, impaired loans of $1,085,000 and $1,174,000 had no related allowance for loan losses.

At September 30, 2006 and December 31, 2005, there were no accruing loans delinquent 90 days or more. Non-accruing loans at September 30, 2006 and December 31, 2005 were $9,060,000 and $8,178,000, respectively.

Note 4: Long Term Debt

Long-term debt consisted of the following components (thousands):

	September 30, 2006	December 31, 2005
Federal Home Loan Bank Advances	$28,733	$100,791
Junior subordinated debentures	8,248	8,248

Total	$36,981	$109,039

During the first nine months of 2006, the Company realized prepayment penalties of $1.36 million from the early payoff of approximately $47.2 million in Federal Home Loan Bank advances. In addition, certain advances were converted to short-term advances during 2006.

Note 5: Commitments

Outstanding commitments to extend credit as of September 30, 2006 totaled $68,920,000. Standby letters of credit as of September 30, 2006 totaled $998,000.

Note 6: Earnings (Loss) Per Share

The factors used in the earnings (loss) per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(88)	$779	$327	$3,144

Denominator:
Weighted-average common shares outstanding (basic)	3,175,722	3,163,812	3,174,458	3,160,680
Effect of stock options	—	5,735	1,265	7,775

Weighted-average common shares outstanding (diluted)	3,175,722	3,169,547	3,175,723	3,168,455

Earnings (loss) per share:
Basic	$(.03)	$.25	$.10	$.99

Diluted	$(.03)	$.25	$.10	$.99

For the three and nine months ended September 30, 2006, stock options covering 136,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For the three and nine months ended September 30, 2005, stock options covering 76,200 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 7: Trust Preferred Securities

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

As of September 30, 2006 and December 31, 2005, the outstanding principal balance of the Capital Securities was $8,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 8: Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income (Loss)	$(88)	$779	$327	$3,144
Other Comprehensive Income (Loss)	$1,446	$(533)	$969	$(834)

Total Comprehensive Income	$1,358	$246	$1,296	$2,310

Note 9: Change in Accounting Principle

In 2006, the Company adopted SFAS 123(R) Share-Based Payments for the accounting of stock options and other equity awards. The Company adopted FAS 123(R) using the modified prospective method and previous years have not been restated. The Company’s current granted stock options vest over periods ranging from three to five years to selected employees and to all directors. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years. The compensation cost for the stock option expense recognized in 2006 was calculated for all grants based on the grant date’s fair value and totaled $14,000 for the third quarter of 2006 and $44,000 for the year. The Company has used the Black-Scholes option pricing model for all grant date estimations of fair value as the Company believes that its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. For all of the Company’s option plans, options are issued to employees and directors at the current market price on the grant date. The expected term of an option represents the period of time that the Company expects the options granted to be outstanding. The Company bases this estimate on a number of factors including vesting period, historical data and expected volatility. The expected volatility used in the option pricing calculation is estimated considering historical volatility. The expected dividend yield represents the dividends expected to be paid on the underlying shares during the current year. The Company’s options do not permit option holders to receive dividends and therefore the expected dividend yield was factored into the calculation. The risk-free rate is assumed to be a short-term treasury rate on the date of grant such as a U.S. Treasury issue with a term equal to the expected term of the option. Our adoption of SFAS 123(R) impacted our results of operations by increasing salaries and benefits expense. The amount of the impact was immaterial to the Company for the three and nine months ended September 30, 2006.

For purposes of pro forma disclosure, for the period ended September 30, 2005, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been (thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$779	$3,144
Less: Total stock-based employee and director compensation cost determined under the fair value method, net of income taxes	(9)	(113)

Pro forma net income	$770	$3,031

Earnings per share:
Basic – as reported	$.25	$.99

Basic – pro forma	$.24	$.96

Diluted – as reported	$.25	$.99

Diluted – pro forma	$.24	$.96

Note 10: Subsequent Event

On October 13, 2006, the Company completed the sale of the Bank’s office located in Ada, as well as the Bank’s former branch office building located in Waynesfield, Ohio. The sale included approximately $19.4 million in deposits and $4.5 million in loans. The Company will recognize a gain of approximately $1.1 million from this sale during the fourth quarter of 2006. Because this branch is considered only a portion of the Company’s overall retail branch network, the sale is not deemed a discontinuation of operations.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2006 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

October 27, 2006

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NB&T Financial Group, Inc. (the “Company”) had a net loss for the third quarter of 2006 of $88,000, or $.03 per diluted share, compared to net income of $779,000, or $.25 per diluted share, for the same period last year. Earnings decreased primarily due to security losses of $1.2 million in the third quarter of 2006. The securities were sold to reduce borrowings and fund a branch sale completed on October 13, 2006. The branch sale resulted in a pre-tax gain of approximately $1.1 million, which will be recognized during the fourth quarter. Net income for the nine months ended September 30, 2006 was $327,000, compared to $3.14 million for the same nine months last year. The decrease is a result of approximately $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt in February 2006 and the security losses previously mentioned. Net interest income also decreased $720,000 from the same period last year.

Net Interest Income

Net interest income was $4.56 million for the third quarter of 2006, a decrease of $186,000 compared to the same quarter last year. Net interest margin, however, increased to 3.25% for the third quarter this year from 3.11% for the third quarter last year. Interest income increased to $8.67 million for the third quarter of 2006 from $8.30 million during the same period last year. Average interest-earning assets decreased approximately 8.2% to $556.8 million; however, the average yield increased from 5.43% for the third quarter of 2005 to 6.17% for the third quarter of 2006 with a shift in earning assets from investment securities to higher-yielding loans. Total interest expense increased $552,000 to $4.10 million during the third quarter of 2006 from $3.55 million during the same period last year. Although average interest-bearing liabilities decreased 8.3% from last year to $543.4 million, their cost increased to 3.32% during the third quarter of this year from 2.62% in the third quarter of last year. This is largely the result of increased rates on money market accounts, certificates of deposit and borrowings. Net interest income was $13.68 million for the first nine months of 2006, compared to $14.40 million for the same period last year.

Provision for Loan Losses

The provision for loan losses was $270,000 during the third quarter of 2006 and $275,000 for the same period last year. The provision for loan losses for the first nine months of 2006 was $1.15 million, compared to $475,000 last year. The higher provision for loan losses in 2006 is a result of increased bankruptcy filings by bank customers associated with recent bankruptcy law changes and additional specific reserves on commercial loans. Net charge-offs were $170,000, or 0.16% of total average loans (annualized), in the third quarter of 2006, compared to $269,000, or 0.26% (annualized), for the same period in 2005. Net charges-offs were $467,000, or 0.15% (annualized), for the first nine months of 2006 and $613,000, or 0.20% (annualized), for the first nine months of 2005. Non-performing loans totaled $9.1 million at September 30, 2006, compared to $8.5 million at December 31, 2005. The percentage of the allowance for loan losses to total loans was 1.11% at September 30, 2006.

Non-interest Income

Total non-interest income, including security losses of $1.19 million, was $796,000 for the third quarter of 2006 and $2.09 million for the same period in 2005. Service charges and fees increased 1.3% from last year due to an increase in fees on overdrawn accounts, and insurance agency commissions were up 4.1% from last year. Trust income and ATM network fees declined from the same quarter last year. Total non-interest income, including security gains and losses, was $4.79 million for the first nine months of 2006, compared to $6.30 million in 2005. The Company realized $1.34 million in net securities losses in the first nine months of 2006 from the sale of $66.3 million in securities, compared to $20,000 in gains in the first half of 2005.

Non-interest Expense

Total non-interest expense was $5.53 million for the third quarter of 2006, compared to $5.69 million for the same quarter in 2005. Most of the decline is due to lower compensation expense. For the first nine months of 2006, non-interest expense, including Federal Home Loan Bank prepayment penalties of $1.36 million, was $17.79 million, compared to $16.49 million in 2005. The Company realized the prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt during the first nine months of 2006.

Income Taxes

The provision for income taxes for the third quarter of 2006 was a credit of $350,000, compared to an expense of $93,000 for the same period in 2005. The effective tax benefit for the three months ended September 30, 2006 was 80.0%, compared to 10.7% for the same period in 2005. The increase in the effective tax rate is due to the security losses with relatively the same level of tax-exempt income and tax-deductible expenses.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2006 are as follows (in thousands):

	September 30, 2006	December 31, 2005	2006 Change
			Amount	Percent
Total Assets	$570,831	$650,248	$(79,417)	(12.2)
Federal Funds Sold	588	232	356	153.4
Loans, net*	423,055	413,565	9,490	2.3
Securities	84,050	171,567	(87,517)	(51.0)
Demand deposits	54,513	60,657	(6,144)	(10.1)
Savings, NOW, MMDA deposits	202,080	197,987	4,093	2.1
CD’s $100,000 and over	52,302	47,013	5,289	11.3
Other time deposits	151,698	141,969	9,729	6.4
Total deposits	460,593	447,626	12,967	2.9
Short-term borrowing	12,350	30,027	(17,677)	(58.9)
Long-term borrowing	36,981	109,039	(72,058)	(66.1)
Stockholders Equity	57,468	58,498	(1,030)	(1.8)

*	Includes Loans held for sale

At September 30, 2006, total assets were $570.8 million, a decrease of $79.4 million from December 31, 2005. The decrease is primarily attributable to a decrease in the securities portfolio of $87.5 million, resulting from the sale of approximately $66.3 million in securities to pay off Federal Home Loan Bank debt and fund the branch sale. In addition, maturing securities have not been reinvested in other securities in order to fund the movement of short-term repurchase agreements to a commercial sweep investment product. Loans increased $9.5 million during 2006. Total deposits increased $13.0 million in 2006 with growth in the Company’s personal money market accounts and certificates of deposit due to increased interest rates. Short-term borrowings decreased $17.7 million due to the decrease in repurchase agreements. Long-term borrowings decreased $72.1 million due to the early pay-off of Federal Home Loan Bank debt. Stockholders’ equity decreased $1.0 million during the year to $57.5 million primarily due to the security losses and payment of dividends of $2.6 million.

Average total assets decreased 7.9% to $604.8 million from the third quarter of 2005. Average total loans increased to $427.6 million, an increase of 3.8% from the same quarter last year. The securities portfolio average has decreased $62.5 million from the third quarter of 2005 to $124.6 million due to security sales, maturities and principal payments. Average federal funds sold and interest-bearing deposits also declined $3.0 million from the third quarter of 2005.

Average total deposits increased $13.2 million for the third quarter of 2006 to $462.0 million, compared to an average of $448.8 million for the same quarter last year. Average short-term borrowings increased $8.2 million to $42.2 million due to increased public fund deposits in repurchase agreements and shift of Federal Home Loan Bank debt from long-term to short-term. Average long-term borrowings decreased $70.7 million, or 64.3%, due to the early payoff of $47.2 million in advances in February 2006, conversion of long-term debt to short-term debt in the second quarter, and regular monthly payments on amortizing advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Balance at beginning of period	$4,641	$4,118	$4,058	$4,212

Charge-offs:
Commercial and industrial	—	(12)	(29)	(76)
Commercial real estate	(159)	—	(190)	(28)
Agricultural	—	—	—	(69)
Residential real estate	(20)	(51)	(113)	(123)
Consumer	(145)	(284)	(618)	(784)
Other	—	—	—	—

Total charge-offs	(324)	(347)	(950)	(1,080)

Recoveries:
Commercial and industrial	36	1	54	33
Commercial real estate	25	19	63	59
Agricultural	4	6	19	8
Residential real estate	7	25	37	35
Consumer	82	120	310	331
Other	—	—	—	—

Total recoveries	154	171	483	466

Net charge-offs	(170)	(176)	(467)	(613)
Provision for loan losses	270	125	1,150	475

Balance at end of period	$4,741	$4,067	$4,741	$4,073

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30, 2006	December 31, 2005	March 31, 2005
Loans accounted for on non-accrual basis	$9,060	$8,178	$2,513
Accruing loans which are past due 90 days	—	—	350
Renegotiated loans	0	0	0
Other real estate owned	346	334	132

Total non-performing assets	$9,406	$8,512	$2,995

Ratios:
Allowance to total loans	1.11%	.97%	1.03%
Net charge-offs to average loans (annualized)	.16%	0.25%	.17%
Non-performing assets to total loans and other real estate owned	2.20%	2.04%	.75%

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

As of September 30, 2006, there was $7.3 million in 22 non-accrual small business relationships. The majority of this amount consisted of one $4.9 million relationship, secured by a nursing home and one $1.3 million relationship, secured by commercial office buildings.

Non–accrual residential real estate loans totaled $1.4 million and consisted of 23 loans with the largest balance being $152,000. Non-accrual consumer loans consisted of 46 loans that totaled $220,000, and home equity credit loans consisted of eight loans totaling $118,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2006 was 92.9%, compared to 92.3% at the same date in 2005. Loans to total assets were 74.9% at the end of the third quarter of 2006, compared to 63.2% at the same time last year. The Company has $84.1 million in available-for-sale securities that are readily marketable. Approximately 91.9% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88.6% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 2006, the Company had a total risk-based capital ratio of 14.21%, a Tier 1 risk-based capital ratio of 13.16%, and a Tier 1 leverage ratio of 9.93%.

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

Techniques used to measure interest rate risk include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. At September 30, 2006, the Company’s simulation model indicated the twelve-month cumulative static gap as a percent of total assets was a negative 2.4%, compared to a positive 3.0% at December 31, 2005. This change is primarily the result of an increase in time deposits with maturities less than one year. Negative gap means the Company has more interest-bearing liabilities with the potential to change rate than earning assets. Thus, in a rising interest rate environment, interest expense could increase faster than interest income. Conversely, in a declining rate environment, interest expense could decrease faster than interest income. The change in net interest income is also affected by changes in long-term rates compared to changes in short-term rates. As a result, net interest income could vary from the projected gap results.

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended September 30, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

No material changes from risk factors disclosed in Form 10-K for fiscal year ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

10.1	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 13, 2006	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit B

10.1	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.