Form 10-K
period 2006-12-31
NB&T FINANCIAL GROUP INC
filed 2007-03-20
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-23134

NB&T FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1004998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48 N. South Street, Wilmington, Ohio 45177

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (937) 382-1441

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to 12(g) of the Act:

None

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

Based on the closing sales price of $20.50 per share on June 30, 2006, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $44,726,016. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by The National Bank and Trust Company (the “Bank”) as trustee with respect to which the Bank has sole or shared voting or dispositive power.

As of March 1, 2007, 3,232,432 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Election of Directors;

2. Executive Officers;

3. Section 16(a) Beneficial Ownership Reporting Compliance;

4. Compensation of Executive Officers and Directors;

5. Voting Securities and Ownership of Certain Beneficial Owners and Management;

6. Certain Relationships and Related Transactions; and

7. Auditors.

PART I

Item 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial” or the “Company”), an Ohio corporation, is a financial holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund consumer loans, including automobile loans, loans secured by residential and non-residential real estate, and commercial and agricultural loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank also has a trust department with assets under management of approximately $177.4 million. As of December 31, 2006, the Bank had 223 employees.

In 2006, the Company sold its Ada branch office, which had approximately $19.4 million in deposits. In addition, the Company closed its West Union office but serves the customers of that office from another branch office.

The Bank also operates its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“NB&T Insurance”). NB&T Insurance has four locations, with its principal office in Wilmington, Ohio. NB&T Insurance sells a full line of insurance products, including property and casualty, life, health, and annuities.

As a registered bank holding company and financial holding company under the Bank Holding Company Act, NB&T Financial is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (the “FRB”). The Bank, as a national bank, is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the “OCC”) and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland. In addition, since its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Since its incorporation in 1980, NB&T Financial’s activities have been limited primarily to holding the common shares of the Bank. Consequently, the following discussion focuses primarily on the business of the Bank.

Lending Activities

General. The Bank’s income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans. Please refer to Table 7 on page 19, which summarizes the loan portfolio mix.

Commercial and Industrial Lending. The Bank originates loans to businesses in its market area, including “floor plan” loans to automobile and agricultural equipment dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $5,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

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

Residential Real Estate. The Bank makes loans secured by one-to four-family residential real estate and multi-family (over four units) real estate located in its market area. The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans (“ARMs”) to meet the needs of its customers. The Bank will sell loans in the secondary market it does not intend to hold for the foreseeable future.

Installment Loans. The Bank makes a variety of consumer installment loans, including home equity loans, automobile loans, recreational vehicle loans, and overdraft protection. Beginning in the third quarter of 2006, the Company significantly reduced its indirect lending activities. Consumer loans involve a higher risk of default than loans secured by one- to four-family residential real estate, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets, such as automobiles. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans.

Credit Card Service. The Bank offers credit card services through a correspondent bank.

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

Trust Services

The Bank received trust powers in 1922 and had approximately $177.4 million in assets under management at December 31, 2006 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

Deposits and Borrowings

General  Deposits have traditionally been the primary source of the Bank’s funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

Deposits  Deposits are attracted principally from within the Bank’s market area through the offering of numerous deposit instruments, including checking accounts, savings accounts, money market deposit accounts, and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Asset/Liability Committee and the Executive Committee based on the Bank’s liquidity requirements, growth goals and market trends. The Company has also used brokers, on a limited basis, to obtain deposits. Currently the amount of deposits from outside the Bank’s market area is not significant.

Borrowings  The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. Short-term borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S Treasury demand notes.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2006, 66% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction, installment and agricultural loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

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

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. One of the most critical estimates is the level of the allowance of loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the provided allowance.

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

Our articles of incorporation and code of regulations contain provisions that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. Moreover, as of March 1, 2007, directors and executive officers controlled the vote of 19.0% of the outstanding common shares of NB&T Financial in addition to the 3.9% of the outstanding shares with respect to which the Bank controls the vote as trustee and an additional 29.4% owned by relatives of a director. The provisions in our articles and code of regulations and the percentage of voting control by NB&T Financial affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

REGULATION

General

Because of its ownership of all the outstanding stock of the Bank, NB&T Financial is subject to regulation, examination and oversight by the FRB as a bank holding company and financial holding company under the BHCA. The Bank, as a national bank, is subject to regulation, examination and oversight by the OCC and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland and a member of the Federal Home Loan Bank of Cincinnati. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner. In general, the FRB may initiate enforcement actions for violations of law and regulations.

Bank Holding Company Regulation

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain nonfinancial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2006. For NB&T Financial’s capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8.

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

The Financial Services Modernization Act of 1999 permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. In October 2006, NB&T Financial Group, Inc. became a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the “FRA”), which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2006.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2006. For the Bank capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2006, met the standards for the highest capital category, a well-capitalized bank.

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

As a result of the above change, the BIF and the SAIF were merged into the DIF in 2006. The Company has not yet experienced an increase in its insurance premiums due to the one-time credits; however, future insurance premiums may increase.

Federal Reserve Board. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2006, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $8.3 million at December 31, 2006. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

Ohio Department of Insurance. The Bank’s insurance agency operating subsidiary is subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

NB&T Financial and the Bank own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The National Bank and Trust Company also owns or leases 17 full-service branch offices and one remote drive-through ATM facility, all of which are located in Brown, Clermont, Clinton, Highland, and Warren Counties in Ohio. The Bank owns a building at 1600 West Main Street, Wilmington, Ohio, which serves as an operation center for the Bank and houses the Bank’s insurance agency.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,232,432 common shares of the Company outstanding on December 31, 2006 held of record by approximately 404 shareholders of record other than brokers, banks and depositories, and approximately an additional 485 beneficial owners holding their shares in the names of brokers, banks and depositories. Dividends per share declared were $0.27 per share in each quarter in 2006 and were $0.26 per share in each quarter in 2005.

The Company’s shares trade on the Nasdaq Capital Market (formerly Nasdaq SmallCap Market) under the symbol NBTF. The following table summarizes the quarterly common stock prices and dividends declared for the last two years.

	2006			2005
	High	Low	Dividend	High	Low	Dividend
Fourth Quarter	$20.99	$19.30	$0.27	$23.50	$19.75	$0.26
Third Quarter	21.35	19.51	0.27	25.06	22.55	0.26
Second Quarter	21.06	20.00	0.27	24.50	22.40	0.26
First Quarter	21.50	20.20	0.27	28.50	22.80	0.26

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

The Company has an equity plan under which the Company may grant options, restricted stock and stock appreciation rights to selected directors and employees for up to 270,000 common shares of the Company. The Company also has a stock option plan that has been terminated but under which options to purchase shares remain exercisable. Finally, an option to purchase 30,000 shares was awarded to Mr. Limbert upon his employment. These options are may be exercised at $20.88, vest over five years and expire in 2016. The following table summarizes the securities authorized for issuance at December 31, 2006 under all equity compensation plans in existence at that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2006 Equity Plan	48,000	$20.61	222,000
1992 Nonqualified Stock Option Plan (Terminated 2006)	118,000	24.27	0
Equity compensation plans not approved by security holders	30,000	20.88	0

Total	196,000	$22.86	222,000

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/06 to 10/31/06	—		N/A	N/A	N/A
11/1/06 to 11/30/06	2,300	(1)	$20.25	None	N/A
12/1/06 to 12/31/06	495	(2)	$19.77	None	N/A
Total	2,795		$20.16	None	N/A

(1)	These shares were purchased from an outside broker in an independent transaction.
(2)	These shares were purchased from the NB&T Financial Group, Inc. Employee Stock Ownership Plan in order to facilitate a distribution to a participant.

Performance Graph

The following line graph compares the yearly percentage change in NBTF’s cumulative total shareholder return against the cumulative return of The NASDAQ Composite Index, which includes all Nasdaq domestic and international based common type stocks listed on The NASDAQ Stock Market, and an index of banks with total assets of $500 million to $1 billion. The graph assumes the investment of $100 on December 31, 2001. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of NBTF’s common shares at the end and at the beginning of the measurement period; by (ii) the price of NBTF’s common shares at the beginning of the measurement period.

NB&T Financial Group, Inc.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
NB&T Financial Group, Inc.	100.00	125.67	178.49	165.78	127.85	130.77
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank $500M-$1B	100.00	127.67	184.09	208.62	217.57	247.44

*	Source: SNL Financial LC, Charlottesville, VA (434) 977-1600 © 2007

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

	2006	2005	2004	2003	2002
Consolidated Statements of Income
Interest income	$34,096	$32,886	$32,135	$34,904	$40,400
Interest expense	15,795	13,768	11,904	13,371	17,310

Net interest income	18,301	19,118	20,231	21,533	23,090
Provision for loan losses	1,330	775	1,900	3,919	2,100
Non-interest income	7,852	8,367	9,239	9,415	8,952
Non-interest expenses	23,312	21,868	21,552	22,471	22,020

Income before income taxes	1,511	4,842	6,018	4,558	7,922
Income taxes	(345)	737	1,064	454	1,391

Net income	$1,856	$4,105	$4,954	$4,104	$6,531

Per Share Data
Basic earnings per share	$.58	$1.30	$1.57	$1.31	$2.11
Diluted earnings per share	.58	1.30	1.56	1.30	2.10
Dividends per share	1.08	1.04	1.00	.96	.92
Book value at year end	18.01	18.10	18.16	17.59	17.78
Weighted average shares outstanding—basic	3,175	3,162	3,148	3,133	3,089
Weighted average shares outstanding—diluted	3,176	3,168	3,166	3,152	3,117

Consolidated Balance Sheets (Year End)
Total assets	$555,182	$650,248	$645,323	$664,928	$664,803
Securities	82,896	171,567	169,745	191,802	213,090
Loans	410,221	417,623	402,839	409,821	384,671
Allowance for loan losses	4,762	4,058	4,212	4,830	4,010
Deposits	453,268	447,626	452,593	450,500	468,089
Long-term debt	36,748	109,039	111,673	132,519	116,446
Total shareholders’ equity	58,223	58,498	58,601	56,696	57,304

Selected Financial Ratios
Return on average assets	0.30%	0.63%	0.75%	0.60%	0.96%
Return on average equity	3.21	6.98	8.57	7.06	12.08
Dividend payout ratio	186.21	80.00	63.69	73.28	43.60
Net interest margin	3.26	3.16	3.31	3.38	3.70
Average loans to average total assets	69.34	62.26	61.80	58.42	56.92
Average equity to average total assets	9.48	8.99	8.74	8.49	8.62
Total risk-based capital ratio (at year end)	15.69	14.96	15.06	14.57	14.66
Ratio of non-performing loans to total loans	2.04	1.96	0.71	1.43	1.59
Ratio of loan loss allowance to total loans	1.16	.97	1.05	1.18	1.04
Ratio of loan loss allowance to non-performing loans	57	50	147	83	65
Net charge-offs to average loans	0.15	0.23	0.62	0.77	0.49

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2006 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2006 and 2005 and for the three years ended December 31, 2006.

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

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income for 2006 was $1.9 million, or $.58 per diluted share, compared to $4.1 million, or $1.30 per diluted share last year. In 2006, the Company undertook several initiatives to restructure its balance sheet, which reduced earnings for 2006. The Company incurred approximately $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt. In addition, the Bank sold securities to reduce borrowings and fund a branch sale. The security losses were approximately $1.3 million, which was partially offset by a $1.1 million pre-tax gain on the branch sale in the fourth quarter of 2006. The Company also experienced a decline in its net interest income in 2006 of approximately $817,000 and a $555,000 increase in its provision for loan losses in 2006.

Net income for 2005 was $4.1 million, or $1.30 per diluted share, compared to $4.9 million, or $1.56 per diluted share, for 2004. The decrease in net income was primarily due to a declining net interest margin and fewer gains on security sales, partially offset by a decrease in the provision for loan losses due to lower charged-off loans and management’s evaluation of the current portfolio. Net interest income declined $1.1 million from $20.2 million in 2004 to $19.1 million in 2005, and security gains were down $685,000. Net loan charge-offs were $928,000, or 0.23% of average loans in 2005, compared to $2.52 million, or 0.62%, in 2004, contributing to the decline in loan loss provision from $1.9 million in 2004 to $775,000 in 2005. Performance ratios for 2005 included a return on assets of .63% and a return on equity of 6.98%, compared to .75% and 8.57%, respectively, in 2004.

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2006, setting forth: (i) average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1—NET INTEREST INCOME AND NET INTEREST MARGIN

(Dollars in thousands)

	2006			2005			2004
	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid
Loans (1)	$422,452	6.74%	$28,460	$407,766	6.26%	$25,535	$408,779	6.09%	$24,895
Securities	135,119	4.03	5,441	184,072	3.77	6,938	190,013	3.71	7,055
Deposits in banks	266	5.57	15	670	2.66	17	718.70		5
Federal funds sold	3,658	4.91	180	13,374	2.96	396	12,647	1.42	180

Total interest-earning assets	561,495	6.07	34,096	605,882	5.43	32,886	612,157	5.25	32,135
Non-earning assets	47,794			49,080			49,292
Total assets	$609,289			$654,962			$661,449

Non-interest-bearing demand deposits	$62,059	—	—	$56,534	—	—	$54,193	—	—
Interest-bearing demand deposits	97,417.87		848	110,518.48		532	110,476.30		333
Savings deposits	108,077	2.17	2,348	92,518.78		725	106,760.66		703
Time deposits	199,753	4.02	8,022	190,375	3.00	5,715	177,127	2.55	4,518
Short-term borrowings	34,641	4.75	1,645	31,749	2.99	951	25,770	1.05	271
Junior subordinated debentures	8,248	8.65	713	8,248	6.81	562	8,248	4.98	411
FHLB advances	44,263	5.01	2,219	102,007	5.18	5,283	116,689	4.86	5,668

Total interest-bearing liabilities	492,399	3.21	15,795	535,415	2.57	13,768	545,070	2.18	11,904

Non-interest bearing liabilities	59,112			60,693			58,544
Capital	57,778			58,854			57,835

Total liabilities and capital	$609,289			$654,962			$661,449

Net interest income			$18,301			$19,118			$20,231

Net interest margin		3.26%			3.16%			3.31%

(1)	Includes nonaccrual loans and loan fees.

Net interest income declined to $18.3 million in 2006 from $19.1 million in 2005; however, the Company’s net interest margin increased to 3.26% for 2006 from 3.16% in 2005. Interest income increased $1.2 million to $34.1 million in 2006, while average interest-earning assets declined approximately 7.3% to $561.5 million. The average yield on earning assets increased to 6.07% in 2006 from 5.43% in 2005 with a shift in earning assets from investment securities to higher-yielding loans. Interest expense increased $2.0 million to $15.8 million in 2006 and average interest-bearing liabilities declined approximately 8.0% to $492.4 million. The average rate on interest-bearing liabilities increased to 3.21% in 2006 from 2.57% in 2005. This increased rate is largely the result of increased competitive rates on money market accounts, short-term certificates of deposit and short-term borrowings, resulting from an increase in the targeted federal funds rate of 100 basis points from 4.25% to 5.25% in 2006.

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

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2006. Changes attributable to rate and volume are allocated to both rate and volume on an equal basis.

TABLE 2—NET INTEREST INCOME—RATE/VOLUME ANALYSIS

(Dollars in thousands)

	Years ended December 31, 2006 vs. 2005 Increase (decrease) due to			Years ended December 31, 2005 vs. 2004 Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$958	$1,968	$2,926	$(241)	$881	$640
Securities	(1,908)	411	(1,497)	(222)	105	(117)
Deposits in banks	(17)	14	(3)	(1)	14	13
Federal funds sold	(382)	166	(216)	16	199	215

Total interest-earning assets	(1,349)	2,559	1,210	(448)	1,199	751

Interest expense attributable to:
Interest-bearing deposits	827	3,419	4,246	(15)	1,433	1,418
Short-term borrowings	112	583	695	121	559	680
Junior subordinated debentures	0	151	151	0	151	151
FHLB advances	(2,943)	(122)	(3,065)	(737)	352	(385)

Total interest-bearing liabilities	(2,004)	4,031	2,027	(631)	2,495	1,864

Net interest income	$655	$(1,472)	$(817)	$183	$(1,296)	$(1,113)

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $9.2 million in 2006, $8.3 million in 2005, and $8.5 million in 2004. Service charges on deposits decreased 2.4% in 2006 and 9.2% in 2005 largely due to decreased fees on overdrawn accounts and lower service charges on business checking accounts resulting from an increase in the average earnings credit. Other service charges and fees increased in 2006 and 2005 due to additional fee income on debit card transactions. ATM network fees have decreased since 2004 as a result of the Company’s decision to discontinue this line of business due to lower profit margins and higher machine upgrade expenses. Bank owned life insurance (“BOLI”) income increased to $465,000 in 2006 compared $438,000 in 2005, due to an increase in the yield on the underlying investments. In October 2006, the Bank sold its Ada branch, resulting in a gain on sale of $1.1 million. Other income increased to $810,000 and $848,000 in 2006 and 2005, respectively, from $716,000 in 2004 due to increased gains on loan sales and loan extension fee income.

TABLE 3—NON-INTEREST INCOME

(Dollars in thousands)

				Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Trust	$944	$1,009	$991	(6.44)%	1.82%
Service charges on deposits	2,435	2,496	2,748	(2.44)	(9.17)
Other service charges	926	793	668	16.77	18.71
ATM network fees	79	197	315	(59.90)	(37.46)
Insurance agency commissions	2,436	2,485	2,494	(1.97)	(.36)
Income from BOLI	465	438	520	6.16	(15.77)
Gain on sale of branch	1,099	—	—	NM	—
Other	810	848	716	(4.48)	18.44

Total	$9,194	$8,266	$8,452	11.23%	(2.20)%

Net loss on sales of securities totaled $1.1 million in 2006, compared to a gain of $101,000 in 2005. Proceeds from the sale of securities totaled $66.3 million in 2006, compared to $7.5 million in 2005. The securities were sold to reduce long-term borrowings and fund the sale of the Ada branch.

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years. Total non-interest expense was $23.3 million in 2006, $21.9 million in 2005 and $21.6 million in 2004.

TABLE 4—NON-INTEREST EXPENSE

(Dollars in thousands)

				Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Salaries & employee benefits	$11,572	$11,592	$11,055	(.17)%	4.86%
Occupancy	1,699	1,866	1,743	(8.95)	7.06
Equipment	1,689	1,954	2,032	(13.56)	(3.84)
Data processing	910	810	865	12.35	(6.36)
Professional fees	1,588	1,711	1,388	(7.19)	23.27
Marketing	941	626	628	50.32	(.32)
Printing, postage and supplies	872	702	809	24.22	(13.23)
State franchise tax	746	748	701	(.27)	6.70
Prepayment penalty on FHLB debt	1,363	—	—	NM	—
Amortization of intangibles	665	681	705	(2.35)	(3.40)
Other	1,267	1,178	1,626	7.56	(27.55)

Total	$23,312	$21,868	$21,552	6.60%	1.47%

Prepayment penalties of $1.4 million were incurred in 2006 on the payoff of $47.2 million in long-term FHLB advances. Salaries and benefits expense, which is the largest component of non-interest expense, remained relatively unchanged at $11.6 million in 2006 and 2005. Salaries and employee benefits expense increased 4.9% during 2005 due to merit increases and increased health insurance costs. Professional fees decreased $123,000 in 2006 due to decreased collections costs and increased $323,000 in 2005 from 2004 due to new corporate branding initiatives and executive search costs. Marketing and printing, postage and supplies expenses increased in 2006 as the Company’s new corporate brand was launched.

Occupancy expense declined $20,000 in 2006 due to closure of two branch offices. Occupancy expense increased $123,000 in 2005 largely due to increased maintenance and repair costs, utility costs and real estate taxes. Equipment expense declined from $2.0 million in 2005 and 2004 to $1.7 million in 2006. Most of this decrease is the result of closing two branches in 2006 and reduced depreciation and maintenance expenses related to the Company’s ATM network. Data processing expenses were up in 2006 due to conversion to a new data processing system in 2004. The maintenance fees on the new data processing system were waived for the first year, resulting in a partial year’s fees in both 2005 and 2004. In addition, debit card processing costs increased $47,000 in 2006 due to increasing transactions. Other non-interest expenses were down in 2005 from 2004 due to reorganization expenses related to the closing of two branches in 2004, reduced expenses associated with foreclosed real estate and lower education expense.

INCOME TAXES

Due to the security losses and prepayment penalty on FHLB advances with relatively the same level of tax-exempt income and tax-deductible expenses, the Company had a tax benefit for 2006. In 2005 and 2004, the effective tax rates were 15.2% and 17.7%, respectively.

FINANCIAL CONDITION

ASSETS

Due to the restructuring initiatives taken by the Company in 2006, average total assets decreased 7.0% during 2006 to $609.3 million. Average interest-earning assets decreased 7.3%, and were 92% of total average assets, compared to 93% in 2005 and 2004. Actual total assets declined $95,1 million as securities were reduced $88.7 million and FHLB advances and other borrowings were reduced $99.5 million during the 2006 restructuring of the balance sheet.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on amortized cost, at the dates indicated:

TABLE 5—SECURITIES PORTFOLIO

(Dollars in thousands)

	At December 31,
	2006	2005	2004
Securities available for sale:
U.S. Government agencies and sponsored entities	$28,796	$80,268	$69,135
U.S. Government agency and sponsored entity mortgage-backed securities	3,185	16,337	30,098
Other mortgage-backed securities	17,155	38,914	31,825
Municipals	33,623	37,480	38,336
Other securities	10	10	10

Total securities available for sale	$82,769	$173,009	$169,404

In 2006, total securities declined $90.2 million to $82.8 million, compared to $173.0 million at December 31, 2005. Approximately $93.7 million in securities were sold in 2006 to pay off Federal Home Loan

Bank debt and fund the sale of one branch with total loans of approximately $4.5 million and total deposits of approximately $19.4 million. In addition, most of the Company’s repurchase agreements were moved to a third-party cash management fund in the third and fourth quarters of 2006, reducing the amount of securities necessary for pledging.

In 2005, total securities increased $3.6 million to $173.0 million, compared to $169.4 million at December 31, 2004. Approximately $7.6 million in U.S. Government agency and sponsored entity mortgage-backed securities were sold in 2005 with $16.6 million and $10.9 million reinvested in U.S. government sponsored entity notes and collateralized mortgage-backed securities, respectively. Approximately $6.6 million in U.S. Government sponsored entity notes were called or matured in 2005, and $9.7 million in payments were received on mortgage-backed securities.

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2006. Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. U.S. Government agency and sponsored entity notes, as well as municipal securities, are categorized based on contractual maturity. Yields do not include the effect of income taxes.

TABLE 6—SECURITIES PORTFOLIO REPRICING

(Dollars in thousands)

	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Government sponsored entity notes	$20,144	2.51%	$8,652	3.55%	$—	—%	$—	—%	$28,796	2.82%
U.S. Government agency and sponsored entity mortgage-backed securities	373	6.08	2,807	4.59	558	14.77	—	—	3,185	4.78
Other mortgage-backed securities	3,383	1.55	13,772	4.39	—	—	—	—	17,155	3.83
Municipals	—	—	100	4.50	2,670	3.76	30,853	5.17	33,623	5.06
Other securities	—		—		—		10	—	10	—

Total securities available for sale	$23,899	2.43	$25,330	4.13	$2,675	3.78	$30,864	5.17	$82,769	4.01

LOANS

Table 7 shows loans outstanding at period end by type of loan. Commercial and industrial loans declined from $108.5 million in 2002 to $76.2 million in 2006. The decline in the commercial and industrial loan portfolio has been largely offset by an increase in commercial real estate, which increased from $28.2 million in 2002 to $87.0 million in 2006. In addition, real estate construction loans have grown to $20.0 million at December 31, 2006. The Company has experienced an increase in its commercial real estate and construction lending over the past five years because of the Company’s sales activities in the higher-growth Clermont and Warren counties. The Company continues to focus its commercial lending on small- to medium-sized companies with established track records in the Company’s market area.

Residential real estate loans declined $8.3 million to $140.1 million in 2006. One to four family real estate loans decreased approximately $2.9 million in 2006 due to the Ada branch sale. Home equity loans decreased approximately $4.5 million due to lower volume from the increase in interest rates. Currently, the Company has approximately $21.8 million in residential real estate loans with a loan-to-value ratio greater than 80% for which private mortgage insurance has not been required. The Company does not offer residential real estate loan products with negative amortization.

Installment loans outstanding decreased $6.5 million to $64.2 million in 2006 from $70.7 million at December 31, 2005. Most of this decline is the result of the Company discontinuing its indirect lending activity in the third quarter of 2006. Installment loans also decreased $15.1 million from 2003 to 2004. This decrease occurred primarily in direct personal loans. Installment loans decreased to 16% of the portfolio at December 31, 2006 from 21% at December 31, 2003.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2006, the highest commercial lending concentration was 8.1% for commercial rental real estate properties.

TABLE 7—LOAN PORTFOLIO

(Dollars in thousands)

	At December 31,
	2006	2005	2004	2003	2002
Commercial & industrial	$76,182	$82,898	$90,136	$89,621	$108,513
Commercial real estate	87,018	82,616	55,565	35,399	28,179
Real estate construction	19,958	9,743	13,114	11,296	7,282
Agricultural	22,916	23,468	22,210	22,841	20,857
Residential real estate	140,083	148,358	149,120	158,880	141,417
Installment	64,204	70,696	72,926	88,009	74,533
Other	—	—	—	4,011	4,247
Deferred net origination costs	(140)	(156)	(232)	(322)	(357)

Total	$410,221	$417,623	$402,839	$409,735	$384,671

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2006, which, based on contractual maturities, are due in the periods indicated. The table also sets forth the amounts of loans due after one year from December 31, 2006, which have predetermined rates and which have floating or adjustable rates.

TABLE 8—LOAN MATURITIES AND PRICE SENSITIVITY

(Dollars in thousands)

	Due in 1 Year or Less	Due After 1 Year to 5 Years	Due after 5 Years	Total
Commercial and industrial	$20,425	$19,181	$36,576	$76,182
Commercial real estate	11,495	4,524	70,999	87,018
Real estate construction	13,040	2,886	4,032	19,958
Agricultural	8,068	4,421	10,427	22,916

Total	$53,028	$31,012	$122,034	$206,074

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and industrial	$19,385	$56,797	$76,182
Commercial real estate	5,116	81,902	87,018
Real estate construction	4,254	15,704	19,958
Agricultural	5,534	17,382	22,916

Total	$34,289	$171,785	$206,074

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31 for each of the last five years:

TABLE 9—NON-PERFORMING ASSETS

(Dollars in thousands)

	2006	2005	2004	2003	2002
Non-accrual loans	$8,365	$8,178	$2,874	$5,599	$4,734
Accruing loans 90 days or more past due	0	0	0	248	1,391
Renegotiated loans	0	0	0	0	0
Other real estate owned	1,154	334	389	637	226

Total non-performing assets	$9,519	$8,512	$3,263	$6,484	$6,351

RATIOS
Non-performing assets to total loans and other real estate owned	2.31%	2.04%	.81%	1.58%	1.65%
Ratio of loan loss allowance to non-performing loans	57	50	147	83	65

The Company’s policy is to place a commercial loan on non-accrual status when it reaches 90 days past due and any of the following conditions exist: 1) the borrower cannot meet the payment obligations under the loan; 2) full payment of principal and interest is not expected; 3) the borrower has filed for bankruptcy and a plan of reorganization or liquidation is not imminent; or 4) foreclosure action has been initiated. All other loans are typically placed on non-accrual status once they reach 90 days past due. The amount of non-accrual loans was $8.4 million at year-end 2006, compared to $8.2 million at year-end 2005, and included primarily two large loan relationships: 1) a $4.7 million nursing home loan, which is current on all payments at December 31, 2006; and 2) a $1.3 million loan secured by commercial office properties.

Other real estate owned increased in 2006 primarily due to adding one residential property for $745,000 associated with the relocation of the Company’s new Chief Executive Officer.

Interest income recognized in 2006 on non-accrual loans outstanding at December 31, 2006 was $0; however, interest income that would have been recognized had the loans been accruing would have been approximately $125,000.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses charged to expense was $1.3 million in 2006, an increase of $555,000 from the provision of $775,000 recorded in 2005, which was a decrease from $1.9 million in 2004. The higher provision for loan losses in 2006 is a result of increased bankruptcy filings by bank customers associated with recent bankruptcy law changes and additional specific reserves on commercial loans. Net charge-offs were $626,000, or 0.15% of average loans outstanding, in 2006, compared to $929,000, or 0.23%, for the same period in 2005.

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

TABLE 10—ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Balance at beginning of period	$4,058	$4,212	$4,830	$4,010	$3,810

Charge-offs:
Commercial and industrial	(39)	(93)	(514)	(696)	(486)
Commercial real estate	(195)	(27)	(501)	(88)	(53)
Real estate construction	—	—	—	(9)	—
Agricultural	(29)	(77)	(173)	(35)	(53)
Residential real estate	(148)	(178)	(625)	(1,039)	(238)
Installment	(806)	(1,133)	(1,385)	(1,385)	(1,346)
Other	—	—	—	(316)	(9)

Total charge-offs	(1,217)	(1,508)	(3,198)	(3,622)	(2,185)

Recoveries:
Commercial and industrial	55	39	119	200	49
Commercial real estate	94	89	51	6	—
Real estate construction	—	—	—	9	—
Agricultural	22	11	41	—	10
Residential real estate	37	40	88	37	7
Installment	383	400	271	255	219
Other	—	—	110	16	—

Total recoveries	591	579	680	523	285

Net charge-offs	(626)	(929)	(2,518)	(3,099)	(1,900)
Acquired in acquisition	—	—	—	—
Provision for possible loan losses	1,330	775	1,900	3,919	2,100

Balance at end of period	$4,762	$4,058	$4,212	$4,830	$4,010

Ratio of net charge-offs to average loans outstanding during the period	0.15%	0.23%	0.62%	0.77%	0.49%

Average loans outstanding	$422,452	$407,766	$408,779	$400,008	$385,324

Net charge-offs were higher in 2004 and 2003 with increased bankruptcies, foreclosures and changes in economic conditions. During 2003, management reappraised collateral securing loans, updated estimated recovery rates, and used a third-party loan specialist to assist in identifying other potential loan weaknesses. Management then charged-off or charged-down problem loans and increased the loan loss provision in 2003 based upon evaluation of the loan portfolio and potential weaknesses of specific loans incorporating the updated estimates. The allowance for loan losses as a percent of total loans at December 31 was 1.16% in 2006, .97% in 2005, and 1.05% in 2004.

The Company allocates the allowance for loan losses to specifically classified loans and generally based on three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors. Table 11 shows the allocation of the allowance for loan losses as of December 31, 2006.

TABLE 11—ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Commercial and industrial	$989	$854	$679	$615	$314
Commercial real estate	2,265	1,094	1,064	2,134	2,130
Real estate construction	3	59	73	164	152
Agricultural	44	20	105	1,220	332
Residential real estate	369	547	556	577	896
Installment	721	1,062	1,201	27	4
Unallocated	338	422	534	93	182

Total	$4,762	$4,058	$4,212	$4,830	$4,010

Percent of loans in each category to total loans
Commercial & industrial	19.0%	20.0%	22.0%	22.0%	28.0%
Commercial real estate	21.0	20.0	14.0	9.0	7.0
Real estate construction	5.0	2.0	3.0	3.0	2.0
Agricultural	5.0	5.0	6.0	6.0	6.0
Residential real estate	34.0	36.0	37.0	38.0	37.0
Installment	16.0	17.0	18.0	21.0	19.0
Other	0.0	0.0	0.0	1.0	1.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

OTHER ASSETS

In September 2000, $10 million was used to purchase bank owned life insurance with a cash surrender value that increases tax-free during future years at an adjustable rate. At December 31, 2006, the cash surrender value was $13.1 million. The intangible assets consisted of core deposit intangibles of $1.6 million, which is amortized over the expected life of the related core deposits, and goodwill of $3.8 million, which is tested annually for impairment in accordance with SFAS No. 141. In 2006 and 2005, no goodwill was expensed due to impairment of value. The Ada branch, which was acquired in 2001 as part of the Sabina Bank acquisition, was sold in the fourth quarter of 2006 and approximately $419,000 in associated core deposit intangibles was expensed.

DEPOSITS

Table 12 presents a summary of period end deposit balances. Total deposits increased to $453.3 million in 2006 from $447.6 million in 2005 and $452.6 million in 2004. Non-interest bearing checking accounts have grown slightly since 2004 from 13% to 15% of total deposits. NOW accounts have remained relatively stable; however, balances do fluctuate seasonally within the public fund NOW accounts, which were approximately $23.1 million at December 31, 2006. Savings accounts have declined to 7% of total deposits at December 31, 2006 as customers moved to the higher-yielding money market account, which grew from $40.6 million, or 9% of total deposits, at December 31, 2005 to $76.0 million, or 17% of total deposits, at December 31, 2006. Certificates of deposit less than $100,000 increased $2.4 million in 2006 but continued to represent 32% of deposits at the end of 2006. Certificates of $100,000 and over are primarily short-term public funds and brokered deposits. Balances of such large certificates fluctuate depending on the Company’s pricing strategy and funding needs at any particular time and were up to 10% of total deposits in 2006 and 2005. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company had approximately $5.6 million in brokered deposits at December 31, 2006. The amount of deposits currently from outside the Company’s market area is not significant.

	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$66,479	15%	$60,657	14%	$58,452	13%
NOW	88,464	19	107,424	24	109,840	24
Savings	32,512	7	49,914	11	53,037	12
Money market	75,953	17	40,649	9	45,023	10
CD’s less than $100,000	144,370	32	141,969	32	143,264	32
CD’s $100,000 and over	45,490	10	47,013	10	42,977	9

Total	$453,268	100%	$447,626	100%	$452,593	100%

The following table sets forth the dollar amount of time deposits maturing in the periods indicated:

TABLE 13—MATURITY OF TIME DEPOSITS

(Dollars in thousands)

	$100,000 or More	Less than $100,000	Total
Three months or less	$14,755	$37,724	$47,479
Over 3 months to 6 months	11,279	24,268	35,547
Over 6 months to 12 months	14,103	55,286	69,389
Over twelve months	5,353	32,092	37,445

Total	$45,490	$144,370	$189,860

OTHER BORROWINGS

At December 31, 2006, the Bank had outstanding $28.5 million of total borrowings from the FHLB. The advances have interest rates from 4.81% to 5.38% and are subject to restrictions or prepayment penalties. In addition, the FHLB has at its option the ability to convert $24,500,000 to variable rate three-month Libor advances. If the FHLB exercises this option, the Bank may repay the advances at interest rate reset dates with no penalty. During 2006, the Company paid off approximately $72.3 million in FHLB advances with a prepayment penalty of $1.4 million.

At December 31, 2006, the Company’s short-term borrowings consisted of $1.1 million in securities sold under repurchase agreements and $1.8 million in treasury demand notes. Securities sold under repurchase agreements has declined approximately $27.4 million since December 31, 2005 due to the introduction of a third-party cash management sweep. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated:

TABLE 14—SHORT-TERM BORROWINGS

(Dollars in thousands)

	December 31,
	2006	2005	2004
Amount of short-term borrowings outstanding at end of period	$2,864	$30,027	$18,023
Maximum amount of short-term borrowings outstanding at any month end during period	$77,869	$42,942	$39,250
Average amount of short-term borrowings outstanding during period	$34,641	$31,749	$25,770
Weighted average interest rate of short-term borrowings during period	4.75%	2.99%	1.05%
Weighted average interest rate of short-term borrowings at end of period	4.37%	3.91%	1.81%

In 2002, the Company participated in a securities sale commonly referred to as a “pooled trust preferred securities offering.” In that offering, the Company issued to a trust controlled by the Company $8.2 million in thirty-year debt securities. These securities have a quarterly adjustable interest rate equal to the three-month LIBOR rate plus 3.45% (currently 7.97%), and the trust issued capital securities of $8.0 million to an unrelated party. The securities issued by the Company are classified as Tier 1 capital for regulatory purposes, and the interest is deductible for federal income tax purposes. The Company made a capital contribution of $8 million of these funds to the Bank to improve its regulatory capital ratios.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at December 31, 2006 and the periods the expected payments are due.

TABLE 15—CONTRACTUAL OBLIGATIONS

(Dollars in thousands)

December 31, 2006

		Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$189,860	$152,415	$21,519	$12,849	$3,077
Long-term debt	28,500	—	—	28,500	—
Capital lease	—	—	—	—	—
Operating lease	181	74	67	40	—
Fixed purchase obligation	451	451	—	—	—
Variable purchase obligation (a)	1,327	436	707	184	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$220,319	$153,376	$22,293	$41,573	$3,077

(a)	Variable purchase obligation includes service contracts based on variable pricing measures, such as number of accounts or items processed. Future obligations have been estimated based on recent activity and pricing.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2006, NB&T Financial met all of its capital requirements with a total risk-based capital ratio of 15.69%, a Tier 1 risk-based capital ratio of 14.54%, and a Tier 1 leverage ratio of 10.90%. For further information regarding NB&T Financial’s capital, see Note 15 to the Financial Statements in Item 8 of this annual report.

LIQUIDITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at December 31, 2006, was 90.5%, compared to 93.3% at December 31, 2005. Loans to total assets were 73.9% at the end of 2005, compared to 64.2% at the same time last year. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 64.7% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 88.9% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

The Bank manages its interest rate risk regularly through its Asset/Liability Committee. The Committee meets on a monthly basis and reviews various asset and liability management information, including but not limited to, the Bank’s interest rate risk position, liquidity position, projected sources and used of funds and economic conditions.

The Bank uses simulation models to manage interest rate risk. In the Bank’s simulation models, each asset and liability balance is projected over a one-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a monthly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Bank’s current one-year simulation model under stable rates indicates increasing yields on interest-earning assets will exceed increasing costs of interest-bearing liabilities. This position could have a positive effect on projected net interest margin over the next twelve months.

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as Table 16 indicates at December 31, 2006, the results of these simulations are within those guidelines.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the simulation modeling. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawals from certificates of deposit may deviate significantly from those assumed in making the risk calculations. The Bank’s rate ramp simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Bank has been able to alter the mix of short-and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions.

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	Year End 2006	ALCO Guideline	Year End 2006	ALCO Guideline
+ 300	-4.2%	+ 10%	6.7%	+ 50%
+ 200	-2.8	+ 10	4.9	+ 30
+ 100	-1.4	+ 10	2.7	+ 15
- 100	1.1	+ 10	-3.3	+ 15
- 200	1.6	+ 10	-7.3	+ 30
- 300	1.4	+ 10	-11.8	+ 50

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

EFFECT OF RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, becomes effective for fiscal years beginning after December 15, 2006. Under this interpretation, a Company cannot hold excess tax reserves, unless it relates to a tax position taken that remains uncertain due to potential differences of interpretation between the taxpayer and the applicable taxing authority. This new standard is not anticipated to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Market Risk Management” in Item 7, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

-INDEX-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NB&T Financial Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

February 26, 2007

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2006 and 2005

(Dollars in Thousands)

	2006	2005
Assets
Cash and due from banks	$15,620	$16,882
Interest-bearing demand deposits	156	285
Federal funds sold	3,197	232

Cash and cash equivalents	18,973	17,399

Available-for-sale securities	82,896	171,567
Loans held for sale	144
Loans, net of allowance for loan losses of $4,762 and $4,058 at December 31, 2006 and 2005	405,459	413,565
Premises and equipment	13,424	13,565
Federal Reserve and Federal Home Loan Bank stock	9,021	8,556
Earned income receivable	3,675	4,047
Goodwill	3,825	3,830
Core deposits and other intangibles	1,579	2,663
Bank-owned life insurance	13,053	12,588
Other	3,133	2,468

Total assets	$555,182	$650,248

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$66,479	$60,657
Savings, NOW and money market	196,929	197,987
Time	189,860	188,982

Total deposits	453,268	447,626

Short-term borrowings	2,864	30,027
Long-term debt	36,748	109,039
Interest payable and other liabilities	4,079	5,058

Total liabilities	496,959	591,750

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	10,236	10,134
Retained earnings	53,926	55,501
Unearned employee stock ownership plan (ESOP) shares	(952)	(1,152)
Accumulated other comprehensive income	85	(951)
Treasury stock, at cost Common; 2006—586,518 shares, 2005—586,437 shares	(6,072)	(6,034)

Total stockholders’ equity	58,223	58,498

Total liabilities and stockholders’ equity	$555,182	$650,248

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands, except per share amounts)

	2006	2005	2004
Interest and Dividend Income
Loans	$28,460	$25,535	$24,895
Securities
Taxable	3,189	4,629	4,638
Tax-exempt	1,743	1,886	2,076
Federal funds sold	180	396	180
Dividends on Federal Home Loan and Federal Reserve Bank stock	509	423	341
Deposits with financial institutions	15	17	5

Total interest and dividend income	34,096	32,886	32,135

Interest Expense
Deposits	11,218	6,972	5,554
Short-term borrowings	1,645	951	271
Long-term debt	2,932	5,845	6,079

Total interest expense	15,795	13,768	11,904

Net Interest Income	18,301	19,118	20,231

Provision for Loan Losses	1,330	775	1,900

Net Interest Income After Provision for Loan Losses	16,971	18,343	18,331

Noninterest Income
Trust income	944	1,009	991
Service charges on deposits	2,435	2,496	2,748
Other service charges and fees	926	793	668
ATM network fees	79	197	315
Insurance agency commissions	2,436	2,485	2,494
Net realized gains (losses) on sales of available-for-sale securities	(1,342)	101	787
Income from bank owned life insurance	465	438	520
Gain on sale of branch	1,099	—	—
Other	810	848	716

Total noninterest income	7,852	8,367	9,239

Noninterest Expense
Salaries and employee benefits	11,572	11,592	11,055
Net occupancy expense	1,699	1,866	1,743
Equipment expense	1,689	1,954	2,032
Data processing fees	910	810	865
Professional fees	1,588	1,711	1,388
Marketing expense	941	626	628
Printing, postage and supplies	872	702	809
State franchise tax	746	748	701
Prepayment penalty of FHLB debt	1,363	—	—
Amortization of intangibles	665	681	705
Other	1,267	1,178	1,626

Total noninterest expense	23,312	21,868	21,552

Income Before Income Tax	1,511	4,842	6,018

Provision (Benefit) for Income Taxes	(345)	737	1,064

Net Income	$1,856	$4,105	$4,954

Basic Earnings Per Share	$.58	$1.30	$1.57

Diluted Earnings Per Share	$.58	$1.30	$1.56

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2004	1,000	9,692	52,883	(1,506)	477	(5,850)	56,696
Comprehensive income
Net income			4,954				4,954
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(252)		(252)

Total comprehensive income							4,702

Dividends on common stock, $1.00 per share			(3,149)				(3,149)
Tax benefit on stock options exercised		16					16
Stock options exercised		42				47	89
ESOP shares earned	—	78	—	169	—	—	247

Balance, December 31, 2004	1,000	9,828	54,688	(1,337)	225	(5,803)	58,601
Comprehensive income
Net income			4,105				4,105
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(1,176)		(1,176)

Total comprehensive income							2,929

Dividends on common stock, $1.04 per share			(3,292)				(3,292)
Purchase of stock (20,150 shares)						(482)	(482)
Tax benefit on stock options exercised		46					46
Stock options exercised		223				251	474
ESOP shares earned	—	37	—	185	—	—	222

Balance, December 31, 2005	$1,000	$10,134	$55,501	$(1,152)	$(951)	$(6,034)	$58,498
Comprehensive income
Net income			1,856				1,856
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					1,036		1,036

Total comprehensive income							2,892

Dividends on common stock, $1.08 per share			(3,431)				(3,431)
Purchase of stock (3,681 shares)						(75)	(75)
Tax benefit on stock options exercised		3					3
Stock options exercised		29				37	66
Stock options expense		63					63
ESOP shares earned	—	7	—	200	—	—	207

Balance, December 31, 2006	$1,000	$10,236	$53,926	$(952)	$85	$(6,072)	$58,223

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	2006	2005	2004
Operating Activities
Net income	$1,856	$4,105	$4,954
Items not requiring (providing) cash:
Depreciation and amortization	2,522	2,252	2,435
Provision for loan losses	1,330	775	1,900
Amortization of premiums and discounts on securities	591	983	1,183
ESOP shares earned	207	222	247
Stock options expense	63	—	—
Deferred income taxes	(778)	55	527
Proceeds from sale of loans held for sale	3,009	2,155	874
Originations of loans held for sale	(3,094)	(2,123)	(766)
Gain from sale of loans	(59)	(32)	(22)
Net realized (gains) losses on available-for-sale securities	1,342	(101)	(787)
FHLB stock dividends	(465)	(380)	(299)
Changes in:
Interest receivable	372	(654)	99
Other assets	(881)	(668)	(1,093)
Interest payable and other liabilities	(976)	1,027	1,591

Net cash provided by operating activities	5,039	7,616	10,843

Investing Activities
Purchases of available-for-sale securities	(71,601)	(28,216)	(71,340)
Proceeds from maturities of available-for-sale securities	93,651	16,184	49,995
Proceeds from the sales of available-for-sale securities	66,258	7,545	42,106
Proceeds from maturities of held-to-maturity securities	—	—	519
Net change in loans	6,776	(15,713)	4,378
Purchases of premises and equipment	(1,683)	(1,171)	(2,086)
Proceeds on sales of premises and equipment	386	—	—
Acquisitions of bank and insurance agencies	—	—	(635)

Net cash provided (used) in investing activities	93,787	(21,371)	22,937

Financing Activities
Net increase (decrease) in demand deposits, money market, now and savings accounts	4,764	(7,707)	(7,727)
Net increase in certificates of deposit	878	2,740	9,820
Net increase (decrease) in short-term borrowings	(27,163)	12,004	(3,886)
Repayment of long-term debt	(72,291)	(2,634)	(21,094)
Proceeds from stock options exercised	66	474	89
Purchase of treasury stock	(75)	(482)	—
Dividends paid	(3,431)	(3,292)	(3,149)

Net cash provided (used) in financing activities	(97,252)	1,103	(25,947)

Increase (Decrease) in Cash and Cash Equivalents	1,574	(12,652)	7,833
Cash and Cash Equivalents, Beginning of Year	17,399	30,051	22,218

Cash and Cash Equivalents, End of Year	$18,973	$17,399	$30,051

Supplemental Cash Flows Information
Interest paid	$15,921	$13,666	$12,401
Income taxes paid (net of refunds)	347	684	380

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (“Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”) and NB&T Statutory Trust I (“Trust I”). In accordance with FIN 46R, Trust I is not consolidated into these financial statements. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Brown, Clermont, Clinton, Highland, and Warren counties in Ohio. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“Agency”). The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Securities

The Company classifies all securities as available-for-sale securities, which are carried at fair value. The Company has no immediate plan to sell but may sell securities in the future. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

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

Years Ended December 31, 2006, 2005 and 2004

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

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

Years Ended December 31, 2006, 2005 and 2004

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

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2006 was $6,981,000.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2006:
U.S. government agencies and sponsored entities	$28,796	$—	$(434)	$28,362
Mortgage-backed securities	20,340	14	(353)	20,001
State and political subdivisions	33,623	937	(37)	34,523
Other securities	10	—	—	10

	$82,769	$951	$(824)	$82,896

December 31, 2005:
U.S. government agencies and sponsored entities	$80,268	$—	$(1,944)	$78,324
Mortgage-backed securities	55,251	47	(839)	54,459
State and political subdivisions	37,480	1,363	(69)	38,774
Other securities	10	—	—	10

	$173,009	$1,410	$(2,852)	$171,567

The amortized cost and fair value of securities available for sale at December 31, 2006, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$20,143	$19,956
One to five years	8,752	8,508
Five to ten years	2,670	2,651
After ten years	30,854	31,770

	62,419	62,885
Mortgage-backed securities	20,340	20,001
Other asset-backed securities	10	10

Totals	$82,769	$82,896

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $53,477,000 at December 31, 2006, and $108,240,000 at December 31, 2005. The book value of securities sold under agreements to repurchase amounted to $1,093,000 and $29,046,000 at December 31, 2006 and 2005, respectively.

Gross gains of $11,000, $107,000 and $824,000 and gross losses of $1,353,000, $6,000 and $37,000 resulting from sales of available-for-sale securities were realized for 2006, 2005 and 2004, respectively. The tax benefit for net losses on securities transactions for 2006 was $456,000. The tax expense for net gains on securities transactions for 2005 and 2004 was $34,000 and $268,000, respectively.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2006
U.S. Government agency and sponsored entity notes	$—	$—	$25,362	$(434)	$25,362	$(434)
U.S. Government agency and sponsored entity mortgage-backed securities	1,864	(4)	17,097	(349)	18,961	(353)
Municipals	243	—	1,726	(37)	1,969	(37)
Other securities	0	0	0	0	0	0

Total Securities	$2,107	$(4)	$44,185	$(820)	$46,292	$(824)

December 31, 2005
U.S. Government agency and sponsored entity notes	$11,433	$(205)	$66,891	$(1,739)	$78,324	$(1,944)
U.S. Government agency and sponsored entity mortgage-backed securities	23,210	(377)	26,363	(462)	49,573	(839)
Municipals	2,749	(35)	1,076	(34)	3,825	(69)
Other securities	0	0	0	0	0	0

Total Securities	$37,392	$(617)	$94,330	$(2,235)	$131,722	$(2,852)

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

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2006	2005
Commercial and industrial	$76,182	$82,898
Agricultural	22,916	23,468
Real estate construction	19,958	9,743
Commercial real estate	87,018	82,616
Residential real estate	140,083	148,358
Consumer	64,204	70,696

Total loans	410,361	417,779
Less: Net deferred loan fees, premiums and discounts	(140)	(156)
Allowance for loan losses	(4,762)	(4,058)

Net loans	$405,459	$413,565

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Activity in the allowance for loan losses was as follows (thousands):

	2006	2005	2004
Balance, beginning of year	$4,058	$4,212	$4,830
Provision charged to expense	1,330	775	1,900
Recoveries of previous charge-offs	591	579	680
Losses charged off	(1,217)	(1,508)	(3,198)

Balance, end of year	$4,762	$4,058	$4,212

Impaired loans totaled $6,854,000 and $6,371,000 at December 31, 2006 and 2005, respectively. An allowance for loan losses of $1,800,000 and $529,000 relates to impaired loans of $6,047,000 and $5,197,000, at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, impaired loans of $807,000 and $1,174,000 had no related allowance for loan losses.

Interest of $74,000 and $102,000 was recognized, on a cash basis only, on average impaired loans of $6,414,000 and $3,262,000 for 2006 and 2005.

At December 31, 2006 and 2005, there were no accruing loans delinquent 90 days or more. Non-accruing loans at December 31, 2006 and 2005 were $8,365,000 and $8,178,000, respectively.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows (thousands):

	2006	2005
Land	$2,550	$1,854
Buildings and improvements	12,980	13,032
Leasehold improvements	420	430
Construction in progress	185	146
Equipment	12,278	11,876

	$28,413	$27,338
Less accumulated depreciation and amortization	(14,989)	(13,773)

Net premises and equipment	$13,424	$13,565

During 2006, the Company sold a branch and two buildings located in northern Ohio. The book value of the premises and equipment sold was approximately $471,000.

Note 6: Operating Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $79,000, $92,000, and $97,000 for years 2006, 2005, and 2004, respectively.

The minimum future lease payments for each of the next five years is as follows: (Thousands)

2007	$74
2008	37
2009	30
2010	30
2011	10

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Note 7: Goodwill

All goodwill is allocated to the banking segment of the business and totaled $3,825,000 and $3,830,000 at December 31, 2006 and 2005. A reclassification to deferred taxes was made in 2006, reducing the goodwill balance.

Note 8: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2006 and 2005, were (thousands):

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits	$2,992	$(2,694)	$3,051	$(2,031)
Other	2,325	(1,044)	2,325	(682)

	$5,317	$(3,738)	$5,376	$(2,713)

Certain core deposit balances related to the Sabina acquisition were fully amortized in 2006.

Amortization expense for the years ended December 31, 2006 and 2005, was $665,000 and $686,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2007	$474
2008	225
2009	172
2010	127
2011	67

Note 9: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $45,490,000 on December 31, 2006, and $47,013,000 on December 31, 2005. At December 31, 2006, the scheduled maturities of time deposits were as follows (thousands):

2007	$152,415
2008	17,534
2009	3,985
2010	3,778
2011	9,071
Thereafter	3,077

$189,860

Note 10: Short-Term Borrowings

Short-term borrowings included the following (thousands):

	2006	2005
Securities sold under repurchase agreements	$1,072	$28,476
U. S. Treasury demand notes	1,792	1,551

Total short-term borrowings	$2,864	$30,027

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. agency notes, and such collateral is held by the Federal Reserve Bank. The maximum amount of outstanding agreements at any month end during 2006 and 2005 totaled $50,619,000 and $41,798,000 and the daily average of such agreements totaled $28,007,000 and $31,063,000. The agreements at December 31, 2006, mature daily.

The Bank has an unused letter of credit with the Federal Home Loan Bank in the amount of $10,000,000 expiring March 31, 2007.

Note 11: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2006	2005
Federal Home Loan Bank Advances	$28,500	$100,791
Junior subordinated debentures	8,248	8,248

Total	$36,748	$109,039

The Federal Home Loan Bank advances are secured by mortgage loans totaling $116,099,000 at December 31, 2006. Advances, at interest rates from 4.81 to 5.38 percent, are subject to restrictions or penalties in the event of prepayment. In addition, the Federal Home Loan Bank has at its option the ability to convert $24,500,000 to variable rate three-month Libor advances. If the Federal Home Loan Bank exercises this option, the Bank may repay the advance at interest rate reset dates with no penalty.

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

All outstanding Federal Home Loan Bank advances mature in 2011.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Note 12: Income Taxes

The provision for income taxes includes these components (thousands):

	2006	2005	2004
Taxes currently payable	$433	$682	$535
Deferred income taxes	(778)	55	529

Income tax (benefit) expense	$(345)	$737	$1,064

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below (thousands):

	2006	2005	2004
Computed at the statutory rate (34%)	$514	$1,646	$2,046
Increase (decrease) resulting from
Tax exempt interest	(536)	(606)	(670)
ESOP dividend	(181)	(165)	(161)
Bank owned life insurance	(158)	(149)	(177)
Other	16	11	26

Actual tax (benefit) expense	$(345)	$737	$1,064

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2006	2005
Deferred tax assets
Intangible asset amortization	$68	$—
Allowance for loan losses	1,482	1,229
Accruals not currently deductible	356	357
AMT credit carry forward	938	498
Unrealized losses on available for-sale securities	—	490
Stock options not currently deductible	7	—

	$2,851	$2,574

Deferred tax liabilities
Intangible asset amortization	—	(75)
Depreciation	(398)	(513)
FHLB stock dividends	(1,308)	(1,150)
Prepaid assets currently deductible	(136)	(116)
Unrealized gains on available-for-sale securities	(44)	—
Other	(1)	—

	(1,887)	(1,854)

Net deferred tax asset	$964	$720

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Note 13: Change in Accounting Principle

In 2006, the Company adopted SFAS 123(R) Share-Based Payments for the accounting of stock options and other equity awards. The Company adopted FAS 123(R) using the modified prospective method and previous years have not been restated. The Company’s current granted stock options vest over periods ranging from three to five years to selected employees and to all directors. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years. The Company has used the Black-Scholes option pricing model for all grant date estimations of fair value as the Company believes its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. The expected term of an option represents the period of time the Company expects the options granted to be outstanding. The Company bases this estimate on a number of factors including vesting period, historical data and expected volatility. The expected volatility used in the option pricing calculation is estimated considering historical volatility. The expected dividend yield represents the dividends expected to be paid on the underlying shares during the current year. The Company’s options do not permit option holders to receive dividends and therefore the expected dividend yield was factored into the calculation. The risk-free rate is assumed to be a short-term treasury rate on the date of grant such as a U.S. Treasury issue with a term equal to the expected term of the option. Our adoption of SFAS 123(R) impacted our results of operations by increasing salaries and benefits expense. The amount of the impact was immaterial to the Company for the year ended December 31, 2006.

For purposes of pro forma disclosure, for the period ended December 31, 2005 and 2004, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been (thousands, except per share amounts):

	2005	2004
Net income, as reported	$4,105	$4,954
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(122)	(51)

Pro forma net income	$3,983	$4,903

Earnings per share:
Basic—as reported	$1.30	$1.57

Basic—pro forma	$1.26	$1.56

Diluted—as reported	$1.30	$1.56

Diluted—pro forma	$1.26	$1.55

Note 14: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	2006	2005	2004
Unrealized gains (losses) on securities available for sale	$228	$(1,681)	$405
Reclassification for realized amount included in income	(1,342)	101	787

Other comprehensive income (loss), before tax effect	1,570	(1,782)	(382)
Tax expense (benefit)	534	(606)	(130)

Other comprehensive income (loss)	$1,036	$(1,176)	$(252)

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Note 15: Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized, the Company must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The Company and subsidiary bank’s actual capital amounts and ratios are also presented in the following table (thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$64,856	15.69%	$33,071	8.0%	N/A	N/A
Bank	57,855	14.05	32,937	8.0	$41,171	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	60,094	14.54	16,536	4.0	N/A	N/A
Bank	53,092	12.90	16,468	4.0	24,702	6.0
Tier I Capital (to Average Assets)
Consolidated	60,094	10.90	22,044	4.0	N/A	N/A
Bank	53,092	9.65	22,014	4.0	27,518	5.0
As of December 31, 2005
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$65,014	14.96%	$34,767	8.0%	N/A	N/A
Bank	56,839	13.12	34,661	8.0	$43,326	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	60,956	14.03	17,384	4.0	N/A	N/A
Bank	52,781	12.18	17,330	4.0	25,995	6.0
Tier I Capital (to Average Assets)
Consolidated	60,956	9.36	26,050	4.0	N/A	N/A
Bank	52,781	8.12	25,994	4.0	32,493	5.0

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2006, no retained earnings were available for dividend declaration without prior regulatory approval.

Note 16: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2006	2005
Balance, January 1	$5,110	$3,143
New loans	676	958
Payments	(218)	(1,070)
Other changes	—	2,079

Balance, December 31	$5,568	$5,110

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

Deposits from related parties held by the Bank at December 31, 2006 and 2005 totaled $971,000 and $851,000 respectively.

Note 17: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2006, 2005 and 2004 were $211,000, $180,000 and $146,000, respectively.

Also, the Bank has a deferred compensation agreement with certain retired officers. The agreement provides level monthly or annual payments ranging from four to twenty years after retirement. The charge to expense for the agreement was $6,000, $245,000 and $246,000 for 2006, 2005 and 2004, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.5% discount factor.

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of borrowings from the Company. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. As shares are released from collateral, the Company reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

ESOP compensation expense was $206,000, $192,000 and $247,000 for years 2006, 2005 and 2004, respectively. The ESOP shares as of December 31 were as follows:

	2006	2005
	Total Shares	Total Shares
Allocated shares	525,444	522,643
Committed to be released	—	—
Unearned shares	48,830	58,814

Total ESOP shares	574,274	583,457

Fair value of unearned shares at December 31	$986,000	$1,223,000

Note 18: Stock Option Plan

The Company adopted a new Equity Plan in 2006, which is shareholder approved, and permits the Company to grant options, restricted stock or stock appreciation rights of up to 270,000 shares of common stock. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have a ten-year contractual term. The previous plan, which was terminated in 2006, still has options to purchase 148,000 shares outstanding at December 31, 2006. These options vest over five years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The compensation cost for the stock option expense recognized in 2006 was calculated for all grants based on the grant date’s fair value and totaled $63,000 for the year. The related tax benefit was $21,000.

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and participant termination within the valuation model; separate groups of participants that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005	2004
Expected volatility	26.2% – 26.8%	20.0%	16.2% – 20.0%
Weighted-average volatility	26.44%	20.0%	16.74%
Expected dividends	4.93% – 5.27%	4.52%	3.35%
Expected term (in years)	6.0	9.0	9.0
Risk-free Rate	4.72%	4.10%	1.6%
Weighted-average fair value of options granted during the year	$3.72	$3.43	$2.77

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	146,500	$24.55
Granted	79,000	20.71
Exercised	(3,600)	18.33
Forfeited or expired	(25,900)	26.55

Outstanding, end of year	196,000	$22.86	7.38	$26,550

Exerciseable, end of year	93,100	$23.49	5.75	$26,550

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $9,000, $121,000 and $45,000, respectively.

As of December 31, 2006, there was $353,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 19: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except per share amounts):

	2006	2005	2004
Basic earnings per share:
Net income	$1,856	$4,105	$4,954

Weighted average common shares outstanding	3,174,582	3,161,630	3,148,241
Basic earnings per share	$.58	$1.30	$1.57

Diluted earnings per share:
Net income	$1,856	$4,105	$4,954

Weighted average common shares outstanding	3,174,582	3,161,630	3,148,241
Effect of dilutive securities—stock options	1,177	6,248	17,708

Average shares and dilutive potential common shares	3,175,759	3,167,878	3,165,949

Diluted earnings per share	$.58	$1.30	$1.56

Options to purchase 187,000 shares of common stock at $20.50 to $30.50 per share were outstanding at December 31, 2006, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 120,700 shares of common stock at $22.00 to $30.50 per share were outstanding at December 31, 2005, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Options to purchase 39,500 shares of common stock at $28.00 to $30.50 per share were outstanding at December 31, 2004, but not include in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 20: Disclosures about Fair Value of Financial Instruments

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

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$18,973	$18,973	$17,399	$17,399
Available-for-sale securities	82,896	82,896	171,567	171,567
Loans including loans held for sale, net	405,459	402,826	413,565	409,464
Stock in FRB and FHLB	9,021	9,021	8,556	8,556
Interest receivable	3,675	3,675	4,047	4,047
Financial liabilities
Deposits	453,268	453,122	447,626	445,057
Short-term borrowings	2,864	2,864	30,027	30,027
Long-term debt	36,748	36,286	109,039	111,054
Interest payable	691	817	817	817

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2006 and 2005. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2006 and 2005 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2006 and 2005, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Note 21: Commitments and Credit Risk

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

At December 31, 2006 and 2005, the Bank had outstanding commitments to originate business loans aggregating approximately $3,001,000 and $7,944,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $266,000 and $0 at December 31, 2006 and 2005 respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $933,000 and $1,202,000, at December 31, 2006 and 2005, respectively, with terms ranging from 30 days to 3 years.

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

Total mortgage loans in the process of origination amounted to $634,000 and $2,188,000 with no commitments to originate loans at fixed rates of interest. There were $144,000 and $0 mortgage loans held for sale at December 31, 2006 and 2005.

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

At December 31, 2006, the Bank had granted unused lines of credit to borrowers aggregating approximately $28,538,000 and $23,913,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2005, the Bank had granted unused lines of credit to borrowers aggregating approximately $29,847,000 and $24,507,000 for commercial lines and open-end consumers lines, respectively.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The Bank had $3,197,000 in Federal Funds sold invested at US Bank, LaSalle Bank and the Federal Home Loan Bank at December 31, 2006.

At December 31, 2006, the Bank had a commitment to purchase a parcel of land for $475,000, subject to certain contingencies prior to closing.

Note 22: Future Change in Accounting Principle

The Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, becomes effective for fiscal years beginning after December 15, 2006. Under this interpretation, a Company cannot hold excess tax reserves, unless it relates to a tax position taken that remains uncertain due to potential differences of interpretation between the taxpayer and the applicable taxing authority. This new standard is not anticipated to have a material impact on the Company’s financial statements.

Note 23: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

Condensed Balance Sheets

	2006	2005
Assets
Cash and due from banks	$6,407	$7,466
Investment in common stock of banking subsidiary	58,466	58,089
Investment in nonbanking subsidiary	302	281
Due from bank subsidiary	674	469
Other assets	1,495	1,283

Total assets	$67,344	$67,588

Liabilities
Long-term debt	$8,248	$8,248
Other liabilities	873	842

Total liabilities	9,121	9,090

Stockholders’ Equity	58,223	58,498

Total liabilities and stockholders’ equity	$67,344	$67,588

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Condensed Statements of Income

	2006	2005	2004
Income
Dividends from banking subsidiary	$3,000	$4,500	$3,500

Total income	3,000	4,500	3,500

Expenses
Interest expense	713	562	411
Directors Fees	63	41	—
Amortization of loan costs	119	9	9
Other expenses	43	40	26

Total expenses	938	652	446

Income Before Income Tax and Equity in Undistributed Income of Banking Subsidiary	2,062	3,848	3,054
Income Tax Benefit	(495)	(402)	(339)

Income Before Equity in Undistributed Income of Banking Subsidiary	2,557	4,250	3,393
Equity in Undistributed Income of Banking Subsidiary	(722)	(162)	1,553
Equity in Undistributed Income of Nonbanking Subsidiary	21	17	8

Net Income	$1,856	$4,105	$4,954

Condensed Statements of Cash Flows

	2006	2005	2004
Operating Activities
Net income	$1,856	$4,105	$4,954
Items not requiring (providing) cash	525	307	(1,857)

Net cash provided by operating activities	2,381	4,412	3,097

Financing Activities
Cash dividends paid	(3,431)	(3,292)	(3,149)
Proceeds from stock options exercised	66	474	89
Sale/(Purchase) of treasury stock	(75)	(482)	—

Net cash used in financing activities	(3,440)	(3,300)	(3,060)

Net Change in Cash and Cash Equivalents	(1,059)	1,112	37
Cash and Cash Equivalents at Beginning of Year	7,466	6,354	6,317

Cash and Cash Equivalents at End of Year	$6,407	$7,466	$6,354

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Note 24: Selected Quarterly Data (Unaudited)

The following tables summarize selected quarterly results of operations for 2006 and 2005 (thousands, except per share amounts):

December 31, 2006	March	June	September	December
Interest and dividend income	$8,539	$8,600	$8,665	$8,292
Interest expense	3,939	4,078	4,103	3,675

Net interest income	4,600	4,522	4,562	4,617
Provision for loan losses	610	270	270	180

Net interest income after provision for loan losses	3,990	4,252	4,292	4,437
Net gains (losses) on sales of securities	(150)	—	(1,192)	—
Noninterest income (A)	2,131	2,010	1,988	3,065
Noninterest expense	6,760	5,504	5,526	5,522

Income before income tax	(789)	758	(438)	1,980
Income tax expense	(485)	39	(350)	451

Net income	$(304)	$719	$(88)	$1,529

Earnings per share
Basic	$(0.10)	$0.23	$(0.03)	$0.48
Diluted	(0.10)	0.23	(0.03)	0.48
Dividends per share	0.27	0.27	0.27	0.27

December 31, 2005	March	June	September	December
Interest and dividend income	$7,893	$8,168	$8,299	$8,526
Interest expense	3,134	3,271	3,551	3,812

Net interest income	4,759	4,897	4,748	4,714
Provision for loan losses	75	125	275	300

Net interest income after provision for loan losses	4,684	4,772	4,473	4,414
Net gains (losses) on sales of securities	—	7	13	81
Noninterest income	2,119	2,089	2,072	1,986
Noninterest expense	5,299	5,507	5,686	5,376

Income before income tax	1,504	1,361	872	1,105
Income tax expense	277	223	93	144

Net income	$1,227	$1,138	$779	$961

Earnings per share
Basic	$0.39	$0.36	$0.25	$0.30
Diluted	0.39	0.36	0.25	0.30
Dividends per share	0.26	0.26	0.26	0.26

(A)	The Company sold a branch located in northern Ohio in the fourth quarter of 2006, resulting in a gain of approximately $1,099,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2006, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Proxy Statement under the captions “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.

The Board of Directors has determined that Audit Committee Member, Charles L. Dehner, is an “audit committee financial expert,” as defined in 17 C.F.R. Section 229.407(d)(5), and that he is “independent” under the applicable rules of The NASDAQ Stock Market LLC.

The NB&T Financial Group, Inc. Code of Ethics is attached to this Form 10-K as Exhibit 14. Amendments to the Code of Ethics and waivers of the provisions of the Code of Ethics will be posted on the registrant’s web site at www.nbtdirect.com.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the caption “COMPENSATION OF EXECUTIVE OFFICERS” AND “ELECTION OF DIRECTORS” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Proxy Statement under the caption “VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained in the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” is incorporated herein by reference. The Board of Directors of NBTF has determined that all of the directors except Messrs. Limbert and Smith are “independent” under the listing standards of The NASDAQ Stock Market, LLC (“Nasdaq”). In determining independence, the Board of Directors considered loan and deposit relationships with each director. The rules of Nasdaq do not deem such relationships to disqualify a director from being deemed independent. In addition, all loans and other extensions of credit were made and deposits accepted in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, the loans did not involve more than normal risk of collectibility or present other unfavorable features. The Board of Directors does not believe such relationships interfere with the directors’ exercise of independent judgment in carrying out their responsibilities as directors.

Item 14. Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “AUDITORS” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Financial Statement Schedules—None

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan

10.2	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.3	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith

10.4	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Charles L. Dehner

10.5	Severance Agreement with Andrew J. McCreanor

10.6	Severance Agreement with Craig F. Fortin

10.7	Severance Agreement with Stephen G. Klumb

10.8	Severance Agreement with Walter R. Rowsey

10.9	Severance Agreement with Howard T. Witherby

10.10	Management Annual Incentive Plan (replaced in February 2006)

10.11	National Bank & Trust Incentive Plan

10.12	Employment Agreement with John J. Limbert

10.13	NB&T Financial Group, Inc. 2006 Equity Plan

10.14	Stock Option Award Agreement for John J. Limbert

10.15	Consulting Agreement for Timothy L. Smith

10.16	Amendment to Employment Agreement for John J. Limbert

10.17	Branch Purchase and Assumption Agreement by and between Liberty National Bank and the National Bank and Trust Company

10.18	Relocation Assistance for John J. Limbert

10.19	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards

10.20	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options

14	NB&T Financial Group, Inc. Amended Code of Ethics

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants—BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.2	Proxy Statement for 2007 annual meeting of shareholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/s/ JOHN J. LIMBERT
John J. Limbert
President and Chief Executive Officer
March 20, 2007		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CRAIG F. FORTIN	By	/s/ JOHN J. LIMBERT
	Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		John J. Limbert President, Chief Executive Officer and a Director
Date: March 20, 2007		Date: March 20, 2007

By	/s/ TIMOTHY L. SMITH	By	/s/ G. DAVID HAWLEY
	Timothy L. Smith Director		G. David Hawley Director
Date: March 20, 2007		Date: March 20, 2007

By	/s/ S. CRAIG BEAM	By	/s/ BROOKE WILLIAMS JAMES
	S. Craig Beam Director		Brooke Williams James Director
Date: March 20, 2007		Date: March 20, 2007

By	/s/ ROBERT A. RAIZK	By	/s/ CHARLES L. DEHNER
	Robert A. Raizk Director		Charles L. Dehner Director
Date: March 20, 2007		Date: March 20, 2007

By	/s/ DARLEEN M. MYERS	By	/s/ D. JEFFERY LYKINS
	Darleen M. Myers Director		D. Jeffery Lykins Director
Date: March 20, 2007		Date: March 20, 2007

By	/s/ DANIEL A. DIBIASIO
Daniel A. DiBiasio Director
Date: March 20, 2007

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003.

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Page 61

10.1	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-1 filed by registrant on July 2, 1993 (Registration No. 33-65608), Exhibit 10.1

10.2	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1.

10.3	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2.

10.4	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Charles L. Dehner	Incorporated by reference to registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002, Exhibit 10.5.

10.5	Severance Agreement with Andrew J. McCreanor	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.1

10.6	Severance Agreement with Craig F. Fortin	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.2

10.7	Severance Agreement with Stephen G. Klumb	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.3

10.8	Severance Agreement with Walter R. Rowsey	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.4

10.9	Severance Agreement with Howard T. Witherby	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.5

10.10	Management Annual Incentive Plan (replaced in February 2006)	Incorporated by reference to registrant’s Amendment to Quarterly Report on Form 10-Q/A filed on November 9, 2004, Exhibit 10.6

10.11	National Bank & Trust Incentive Plan	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 27, 2006, Exhibit 99.1

10.12	Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 3, 2006, Exhibit 99.1

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

10.13	NB&T Financial Group, Inc. 2006 Equity Plan	Incorporated by reference to registrant’s Definitive Proxy Statement, dated March 28, 2006, Exhibit A

10.14	Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on May 11, 2006

10.15	Consulting Agreement for Timothy L. Smith	Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 22, 2006, Exhibit 99.1

10.16	Amendment to Employment Agreement for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on May 11, 2006

10.17	Branch Purchase and Assumption Agreement by and between Liberty National Bank and the National Bank and Trust Company	Incorporated by reference to registrant’s Form 10-Q filed on August 10, 2006

10.18	Relocation Assistance for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on August 10, 2006

10.19	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards	Incorporated by reference to registrant’s Form 10-Q filed on November 13, 2006

10.20	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options	Incorporated by reference to registrant’s Form 8-K filed on April 28, 2006

14	NB&T Financial Group, Inc. Amended Code of Ethics	Incorporated by reference to registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 14.

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants—BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.2	Proxy Statement for 2007 annual meeting of shareholders	Incorporated by reference to the registrant’s definitive proxy statement to be filed on or before March 28, 2007.