Form 10-Q
period 2007-03-31
NB&T FINANCIAL GROUP INC
filed 2007-05-10
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 2, 2007, 3,232,432 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2007 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$9,489	$15,620
Interest-bearing demand deposits	151	156
Federal funds sold	13,102	3,197

Cash and cash equivalents	22,742	18,973

Securities—available-for-sale	79,104	82,896
Loans held for sale	528	144
Loans, net of allowance for loan losses of $4,614 and $4,762	397,139	405,459

Total Loans	397,667	405,603

Premises and equipment	13,539	13,424
Federal Reserve and Federal Home Loan Bank stock	9,021	9,021
Earned income receivable	3,336	3,675
Goodwill and other intangibles	5,257	5,404
Bank-owned life insurance	13,179	13,053
Other assets	3,067	3,133

Total assets	$546,912	$555,182

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$56,856	$66,479
Savings, NOW and Money Market	205,164	196,929
Time	185,028	189,860

Total deposits	447,048	453,268

Short-term borrowings	853	2,864
Long-term debt	36,748	36,748
Interest payable and other liabilities	3,746	4,079

Total liabilities	488,395	496,959

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,265	10,236
Retained earnings	54,041	53,926
Unearned employee stock ownership plan (ESOP) shares	(901)	(952)
Accumulated other comprehensive income	184	85
Treasury stock; 586,518 shares—2007 and 586,518 shares—2006	(6,072)	(6,072)

Total stockholders’ equity	58,517	58,223

Total liabilities and stockholders’ equity	$546,912	$555,182

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Interest and Dividend Income
Loans	$6,946	$6,843
Securities-taxable	413	1,068
Securities-tax-exempt	418	444
Federal funds sold and other	97	58
Dividends on Federal Home Loan and Federal Reserve Bank stock	142	126

Total interest and dividend income	8,016	8,539

Interest Expense
Deposits	3,083	2,376
Short-term borrowings	18	438
Long-term debt	532	1,125

Total interest expense	3,633	3,939

Net Interest Income	4,383	4,600
Provision for Loan Losses	5	610

Net Interest Income After Provision for Loan Losses	4,378	3,990

Non-interest Income
Trust income	229	240
Service charges and fees	747	822
Insurance agency commissions	704	746
Net (losses) on sales of securities	—	(150)
Other	351	323

Total non-interest income	2,031	1,981

Non-interest Expense
Salaries and employee benefits	2,878	2,896
Net occupancy expense	427	436
Equipment and data processing expense	612	654
Professional fees	359	385
Marketing expense	109	180
State franchise tax	185	184
Amortization of intangibles	147	151
Prepayment penalty on FHLB debt	—	1,363
Other	490	511

Total non-interest expense	5,207	6,760

Income (Loss) Before Income Tax	1,202	(789)
Provision (Benefit) for Income Taxes	196	(485)

Net Income (Loss)	$1,006	$(304)

Basic Earnings (Loss) Per Share	$.32	$(.10)

Diluted Earnings (Loss) Per Share	$.32	$(.10)

Dividends Declared Per Share	$.28	$.27

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)	Three Months Ended, March 31
	2007	2006
	(Unaudited)
Operating Activities
Net income (loss)	$1,006	$(304)
Items not requiring (providing) cash
Depreciation and amortization	476	530
Provision for loan losses	5	610
Amortization of premiums and discounts on securities	97	197
Net realized losses on available-for-sale securities	—	150
FHLB stock dividends	—	(110)
Net change in:
Loans held for sale	(384)	—
Other assets and liabilities	(25)	(1,405)

Net cash provided by (used) in operating activities	1,175	(332)

Investing Activities
Purchases of available-for-sale securities	(5,590)	(12,990)
Proceeds from sales of available-for-sale securities	—	17,944
Proceeds from maturities of available-for-sale securities	9,435	16,602
Net change in loans	8,315	(7,499)
Purchase of premises and equipment	(444)	(206)

Net cash provided by investing activities	11,716	13,851

Financing Activities
Net change in:
Deposits	(6,220)	26,916
Short-term borrowings	(2,011)	6,893
Repayment of FHLB advances	—	(47,678)
Cash dividends	(891)	(857)

Net cash (used in) financing activities	(9,122)	(14,726)

Increase (Decrease) in Cash and Cash Equivalents	3,769	(1,207)
Cash and Cash Equivalents, Beginning of Year	18,973	17,399

Cash and Cash Equivalents, End of Period	$22,742	$16,192

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

The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of March 31, 2007, and December 31, 2006, and the results of its operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2007:
Available-for-Sale Securities:
U.S. government agencies and sponsored entities	$21,710	$—	$(286)	$21,424
Mortgage-backed securities	23,080	41	(281)	22,840
State and political subdivisions	34,024	844	(38)	34,830
Other securities	10	—	—	10

	$78,824	$885	$(605)	$79,104

December 31, 2006:
Available-for-Sale Securities:
U.S. government agencies and sponsored entities	$28,796	$—	$(434)	$28,362
Mortgage-backed securities	20,340	14	(353)	20,001
State and political subdivisions	33,623	937	(37)	34,523
Other securities	10	—	—	10

	$82,769	$951	$(824)	$82,896

Note 3: Loans

Categories of loans include (thousands):

	March 31, 2007	December 31, 2006
Commercial and industrial	$73,214	$76,182
Agricultural	23,553	22,916
Real estate construction	19,902	19,958
Commercial real estate	90,874	87,018
Residential real estate	138,194	140,083
Consumer	56,127	64,204

Total loans	401,864	410,361

Less
Net deferred loan fees, premiums and discounts	(111)	(140)
Allowance for loan losses	(4,614)	(4,762)

Net loans	$397,139	$405,459

Activity in the allowance for loan losses was as follows (thousands):

	Three Months Ended March 31,
	2007	2006
Balance, beginning of year	$4,762	$4,058
Provision for loan losses	5	610
Recoveries	99	185
Charge-offs	(252)	(360)

Balance, end of period	$4,614	$4,493

Impaired loans totaled $7,648,000 at March 31, 2007 and $6,854,000 at December 31, 2006. An allowance for loan losses of $1,849,000 and $1,800,000 relates to impaired loans of $6,377,000 and $6,047,000 at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, impaired loans of $1,271,000 and $807,000 had no related allowance for loan losses.

At March 31, 2007 and December 31, 2006, there were no accruing loans delinquent 90 days or more. Non-accruing loans at March 31, 2007 and December 31, 2006 were $9,542,000 and $8,365,000, respectively.

Note 4: Long Term Debt

Long-term debt consisted of the following components (thousands):

	March 31, 2007	December 31, 2006
Federal Home Loan Bank Advances	$28,500	$28,500
Junior subordinated debentures	8,248	8,248

Total	$36,748	$36,748

Note 5: Commitments

Outstanding commitments to extend credit as of March 31, 2007 totaled $57,000,000. Standby letters of credit as of March 31, 2007 totaled $961,000.

Note 6: Earnings (Loss) Per Share

The factors used in the earnings (loss) per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income (loss)	$1,006	$(304)

Denominator:
Weighted-average common shares outstanding (basic)	3,186,129	3,173,699
Effect of stock options	184	—

Weighted-average common shares outstanding (diluted)	3,186,313	3,173,699

Earnings (loss) per share:
Basic	$.32	$(.10)

Diluted	$.32	$(.10)

For the three months ended March 31, 2007, stock options covering 106,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For the three months ended March 31, 2006, the effect of stock options was not included in the earnings per share calculation due to the net loss for the quarter.

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

As of March 31, 2007 and December 31, 2006, the outstanding principal balance of the Capital Securities was $8,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 8: Comprehensive Income

Total comprehensive income was as follows (thousands):

	Three Months Ended March 31,
	2007	2006
Net Income (Loss)	$1,006	$(304)
Other Comprehensive Income (Loss)	$99	$(279)

Total Comprehensive Income (Loss)	$1,105	$(583)

Note 9: Change in Accounting Principle

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2007 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

May 7, 2007

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2007 was $1.0 million, or $.32 per diluted share, compared to a net loss of $304,000 for the same quarter in 2006. The increase in earnings was due to a decrease in the provision for loan losses in the first quarter of 2007 and the following losses incurred by the Company in the first quarter of 2006: $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt and $150,000 in security losses on securities sold to pay off the debt.

Net Interest Income

Net interest income was $4.38 million for the first quarter of 2007, a decrease of $217,000 compared to the first quarter of 2006. Net interest margin, however, increased to 3.55% for the first quarter of 2007 from 3.13% for the first quarter of 2006. Interest income declined to $8.0 million for the first quarter of 2007 from $8.5 million for the same quarter last year. Average interest-earning assets decreased approximately 16.2% to $500.4 million; however, the average yield increased from 5.80% for the first quarter of 2006 to 6.50% for the first quarter of 2007. Total interest expense decreased $306,000 to $3.63 million during the first quarter of 2007 from $3.94 million for the same quarter last year. Although average interest-bearing liabilities decreased 17.1% from last year to $483.9 million, their cost increased to 3.46% during the first quarter of 2007 from 3.03% for the same quarter last year. This is largely the result of increased rates on money market accounts, certificates of deposit and borrowings.

Provision for Loan Losses

The provision for loan losses was $5,000 in the first quarter of 2007 and $610,000 in the first quarter of 2006. The lower provision for loan losses in 2007 is a result of decreased charged-off loans and management’s evaluation of the overall adequacy of the specific reserves on problem loans. Net charge-offs were $153,000 in the first quarter of 2007, compared to $175,000 in the first quarter of 2006. Non-performing loans totaled $9.5 million at March 31, 2007, compared to $8.1 million at March 31, 2006. The allowance for loan losses to total loans was 1.15% at March 31, 2007, compared to 1.06% at March 31, 2006.

Non-interest Income

Total non-interest income was $2.0 million for the first quarter of 2007, relatively unchanged from the first quarter of 2006. Non-interest income for 2006 includes $150,000 in net security losses. Service charges and fees declined from $822,000 for the first quarter of 2006 to $747,000 in the first quarter of 2007. The decline is largely due to lower service charges on business checking accounts and lower fees on overdrawn accounts. In addition, Insurance Agency commissions declined approximately $42,000 in the first quarter of 2007 due to lower profit sharing with insurance carriers based on their performance and claims experience.

Non-interest Expense

Total non-interest expense was $5.2 million for the first quarter of 2007, compared to $6.8 million for the first quarter of 2006. The first quarter of 2006 includes $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt.

Income Taxes

The provision for income taxes for the first quarter of 2007 was $196,000, compared to a credit of $485,000 for the same period in 2006. The tax credit in 2006 was due to the FHLB prepayment penalties and security losses with relatively the same level of tax-exempt income and tax-deductible expenses.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2007 are as follows (in thousands):

	March 31, 2007	December 31, 2006	2007 Change
			Amount	Percent
Total Assets	$546,912	$555,182	$(8,270)	(1.5)
Federal Funds Sold	13,102	3,197	9,905	309.8
Loans, net*	397,667	405,603	(7,936)	(2.0)
Securities	79,104	82,896	(3,792)	(4.6)
Demand deposits	56,856	66,479	(9,623)	(14.5)
Savings, NOW, MMDA deposits	205,164	196,929	8,235	4.2
CD’s $100,000 and over	41,103	45,490	(4,387)	(9.6)
Other time deposits	143,925	144,370	(445)	(.3)
Total deposits	447,048	453,268	(6,220)	(1.4)
Short-term borrowing	853	2,864	(2,011)	(70.2)
Long-term borrowing	36,748	36,748	—	—
Stockholders Equity	58,517	58,223	294.5

*	Includes Loans held for sale

At March 31, 2007, total assets were $546.9 million, a decrease of $8.3 million from December 31, 2006. The decrease is primarily attributable to a decrease in the loan portfolio of $7.9 million. Most of the decline in loans is in the consumer loan portfolio, resulting from the Company’s departure from the indirect lending business in the third quarter of 2006. Total deposits decreased $6.2 million in 2007 with a $4.4 million decline in jumbo certificates of deposit. Short-term borrowings decreased $2.0 million due to the decrease in repurchase agreements. Stockholders’ equity increased $294,000 in the first quarter of 2007 to $58.5 million primarily due to increases in the market value of the securities portfolio.

Average total assets decreased 15.4% to $546.1 million from the first quarter of 2006. Average total gross loans decreased to $404.9 million, a decline of 3.7% from the same quarter last year. The securities portfolio average has declined $82.7 million from the first quarter of 2006 to $88.0 million due to security sales, maturities and principal payments.

Average total deposits declined $11.3 million for the first quarter of 2007 to $445.6 million, compared to an average of $456.9 million for the same quarter last year. Average short-term borrowings decreased $40.2 million to $1.5 million due to the movement of repurchase agreement balances to off-balance sheet cash management funds. Average long-term borrowings decreased $48.1 million, or 56.7%, due to the early payoff of $47.2 million in advances in February 2006 and regular monthly payments on amortizing advances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31
	2007	2006
Balance at beginning of period	$4,762	$4,058

Charge-offs:
Commercial and industrial	(40)	(7)
Commercial real estate	—	(16)
Agricultural	—	—
Residential real estate	(47)	(59)
Consumer	(165)	(278)
Other	—	—

Total charge-offs	(252)	(360)

Recoveries:
Commercial and industrial	2	17
Commercial real estate	25	23
Agricultural	4	11
Residential real estate	29	6
Consumer	39	128
Other	—	—

Total recoveries	99	185

Net charge-offs	(153)	(175)
Provision for possible loan losses	5	610

Balance at end of period	$4,614	$4,493

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31, 2007	December 31, 2006	March 31, 2006
Loans accounted for on non-accrual basis	$9,542	$8,365	$8,092
Accruing loans which are past due 90 days	—	—	—
Renegotiated loans	—	—	—
Other real estate owned	1,009	1,154	255

Total non-performing assets	$10,551	$9,519	$8,347

Ratios:
Allowance to total loans	1.15%	1.16%	1.06%
Net charge-offs to average loans (annualized)	.15%	0.15%	.17%
Non-performing assets to total loans and other real estate owned	2.65%	2.31%	1.96%

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

As of March 31, 2007, there was $7.6 million in 18 non-accrual small business relationships. The majority of this amount consisted of one $4.6 million relationship, secured by a nursing home, and one $1.3 million relationship, secured by commercial office buildings. In addition, one relationship, secured by a golf course, was put on non-accrual status during the first quarter of 2007.

Non–accrual residential real estate loans totaled $1.5 million and consisted of 22 loans with the largest balance being $175,000. Non-accrual consumer loans consisted of 43 loans that totaled $234,000, and home equity credit loans consisted of eleven loans totaling $138,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2007 was 90.0%, compared to 89.5% at the same date in 2006. Loans to total assets were 73.6% at the end of the first quarter of 2007, compared to 67.1% at the same time last year. The Company has $79.1 million in available-for-sale securities that are readily marketable. Approximately 67.7% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 89.7% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 2007, the Company had a total risk-based capital ratio of 16.02%, a Tier 1 risk-based capital ratio of 14.89%, and a Tier 1 leverage ratio of 11.19%.

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

The Bank manages its interest rate risk regularly through its Asset/Liability Committee. The Committee meets on a monthly basis and reviews various asset and liability management information, including but not limited to, the Bank’s interest rate risk position, liquidity position, projected sources and uses of funds and economic conditions.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at March 31, 2007, the results of these simulations are within those guidelines.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	3/31/07	ALCO Guideline	3/31/07	ALCO Guideline
+ 300	-3.9%	+ 15%	7.1%	+ 20%
+ 200	-2.4	+ 10	5.2	+ 15
+ 100	-1.2	+ 5	3.0	+ 10
- 100	1.0	+ 5	-3.8	+ 10
- 200	1.4	+ 10	-8.2	+ 15
- 300	1.8	+ 15	-13.2	+ 20

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended March 31, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

No material changes from risk factors disclosed in Form 10-K for fiscal year ended December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: May 10, 2007	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit B

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.