Form 10-Q
period 2007-06-30
NB&T FINANCIAL GROUP INC
filed 2007-08-09
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 1, 2007, 3,224,318 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2007 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$10,658	$15,620
Interest-bearing demand deposits	1,317	156
Federal funds sold	21,714	3,197

Cash and cash equivalents	33,689	18,973

Securities—available-for-sale	79,573	82,896
Loans held for sale	327	144
Loans, net of allowance for loan losses of $3,993 and $4,762	380,663	405,459

Total Loans	380,990	405,603

Premises and equipment	13,910	13,424
Federal Reserve and Federal Home Loan Bank stock	9,023	9,021
Earned income receivable	3,240	3,675
Goodwill and other intangibles	5,109	5,404
Bank-owned life insurance	13,307	13,053
Other assets	1,973	3,133

Total assets	$540,814	$555,182

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$52,261	$66,479
Savings, NOW and Money Market	206,882	196,929
Time	184,278	189,860

Total deposits	443,421	453,268

Short-term borrowings	1,315	2,864
Long-term debt	34,810	36,748
Interest payable and other liabilities	2,723	4,079

Total liabilities	482,269	496,959

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	10,303	10,236
Retained earnings	54,398	53,926
Unearned employee stock ownership plan (ESOP) shares	(851)	(952)
Accumulated other comprehensive income	(96)	85
Treasury stock; 592,982 shares—2007 and 586,518 shares—2006	(6,209)	(6,072)

Total stockholders’ equity	58,545	58,223

Total liabilities and stockholders’ equity	$540,814	$555,182

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$7,376	$7,059	$14,322	$13,902
Securities-taxable	451	945	864	2,013
Securities-tax-exempt	439	448	857	891
Federal funds sold and other	216	23	314	86
Dividends on Federal Home Loan and Federal Reserve Bank stock	145	125	287	247

Total interest and dividend income	8,627	8,600	16,644	17,139

Interest Expense
Deposits	3,161	2,796	6,244	5,172
Short-term borrowings	9	595	27	1,033
Long-term debt	508	687	1,040	1,812

Total interest expense	3,678	4,078	7,311	8,017

Net Interest Income	4,949	4,522	9,333	9,122
Provision for Loan Losses	145	270	150	880

Net Interest Income After Provision for Loan Losses	4,804	4,252	9,183	8,242

Non-interest Income
Trust income	237	230	466	470
Service charges and fees	844	878	1,591	1,700
ATM network fees	20	20	39	39
Insurance agency commissions	625	563	1,329	1,308
Net gains (losses) on sales of securities	—	—	—	(149)
Other	422	319	753	623

Total non-interest income	2,148	2,010	4,178	3,991

Non-interest Expense
Salaries and employee benefits	2,888	2,862	5,766	5,758
Net occupancy expense	433	449	861	886
Equipment and data processing expense	627	652	1,239	1,305
Professional fees	367	443	726	828
Marketing expense	167	307	276	487
State franchise tax	189	185	374	370
Amortization of intangibles	148	151	294	301
Other	563	455	1,053	2,329

Total non-interest expense	5,382	5,504	10,589	12,264

Income (Loss) Before Income Tax	1,570	758	2,772	(31)
Provision (Benefit) for Income Taxes	323	39	519	(446)

Net Income	$1,247	$719	$2,253	$415

Basic Earnings Per Share	$.39	$.23	$.71	$.13

Diluted Earnings Per Share	$.39	$.23	$.71	$.13

Dividends Declared Per Share	$.28	$.27	$.56	$.54

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended, June 30
(Dollars in thousands)	2007	2006
	(Unaudited)
Operating Activities
Net income	$2,253	$415
Items not requiring (providing) cash
Depreciation and amortization	967	1,052
Provision for loan losses	150	880
Amortization of premiums and discounts on securities	133	351
Net realized losses on available-for-sale securities	—	149
FHLB stock dividends	—	(224)
Net change in:
Loans held for sale	(183)	(181)
Other assets and liabilities	246	(1,522)

Net cash provided by operating activities	3,566	920

Investing Activities
Purchases of available-for-sale securities	(13,475)	(12,984)
Proceeds from sales of available-for-sale securities	—	17,932
Proceeds from maturities of available-for-sale securities	16,389	23,320
Net change in loans	24,646	(10,369)
Purchase of premises and equipment	(1,158)	(1,227)
Proceeds from sales of premises and equipment	—	28

Net cash provided by investing activities	26,402	16,700

Financing Activities
Net change in:
Deposits	(9,847)	21,434
Short-term borrowings	(1,549)	27,549
Repayment of long-term debt	(12,248)	(63,364)
Proceeds from long-term debt	10,310	—
Cash dividends	(1,781)	(1,714)
Purchase of treasury stock	(137)	(18)
Proceeds from exercise of stock options	—	45

Net cash used in financing activities	(15,252)	(16,068)

Increase in Cash and Cash Equivalents	14,716	1,552
Cash and Cash Equivalents, Beginning of Year	18,973	17,399

Cash and Cash Equivalents, End of Period	$33,689	$18,951

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of June 30, 2007, and December 31, 2006, and the results of its operations and cash flows for the six-month periods ended June 30, 2007 and 2006. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2007:
Available-for-Sale Securities:
U.S. government agencies and sponsored entities	$20,621	$—	$(245)	$20,376
Mortgage-backed securities	25,224	15	(444)	24,795
State and political subdivisions	33,863	659	(130)	34,392
Other securities	10	—	—	10

	$79,718	$674	$(819)	$79,573

December 31, 2006:
Available-for-Sale Securities:
U.S. government agencies and sponsored entities	$28,796	$—	$(434)	$28,362
Mortgage-backed securities	20,340	14	(353)	20,001
State and political subdivisions	33,623	937	(37)	34,523
Other securities	10	—	—	10

	$82,769	$951	$(824)	$82,896

Note 3: Loans

Categories of loans include (thousands):

	June 30, 2007	December 31, 2006
Commercial and industrial	$68,125	$76,182
Agricultural	25,943	22,916
Real estate construction	16,065	19,958
Commercial real estate	92,083	87,018
Residential real estate	132,687	140,083
Consumer	49,815	64,204

Total loans	384,718	410,361

Less
Net deferred loan fees, premiums and discounts	(62)	(140)
Allowance for loan losses	(3,993)	(4,762)

Net loans	$380,663	$405,459

Activity in the allowance for loan losses was as follows (thousands):

	Six Months Ended June 30,
	2007	2006
Balance, beginning of year	$4,762	$4,058
Provision for loan losses	150	880
Recoveries	228	329
Charge-offs	(1,147)	(626)

Balance, end of period	$3,993	$4,641

Impaired loans totaled $2,163,000 at June 30, 2007 and $6,854,000 at December 31, 2006. An allowance for loan losses of $81,000 and $1,800,000 relates to impaired loans of $577,000 and $6,047,000 at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, impaired loans of $1,586,000 and $807,000 had no related allowance for loan losses.

At June 30, 2007 there was one accruing loan for $44,000 delinquent 90 days or more. At December 31, 2006, there were no accruing loans delinquent 90 days or more. Non-accruing loans at June 30, 2007 and December 31, 2006 were $3,273,000 and $8,365,000, respectively.

Note 4: Long Term Debt

Long-term debt consisted of the following components (thousands):

	June 30, 2007	December 31, 2006
Federal Home Loan Bank Advances	$24,500	$28,500
Junior subordinated debentures	10,310	8,248

Total	$34,810	$36,748

Note 5: Commitments

Outstanding commitments to extend credit as of June 30, 2007 totaled $52,848,000. Standby letters of credit as of June 30, 2007 totaled $961,000.

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$1,247	$719	$2,253	$415

Denominator:
Weighted-average common shares outstanding (basic)	3,188,655	3,173,932	3,187,764	3,173,816
Effect of stock options	2,001	1,285	1,889	1,334

Weighted-average common shares outstanding (diluted)	3,190,656	3,175,217	3,189,653	3,175,150

Earnings per share:
Basic	$.39	$.23	$.71	$.13

Diluted	$.39	$.23	$.71	$.13

For the three and six months ended June 30, 2007, stock options covering 106,000 shares of common stock were not considered in computing earnings per share as their exercise prices exceed the fair market value of the Company’ common shares. For the three and six months ended June 30, 2006, stock options covering 142,000 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 7: Trust Preferred Securities

On June 26, 2002, NB&T Statutory Trust I (“Trust I”), a wholly owned subsidiary of the Corporation, closed a pooled private offering of 8,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust I were the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constituted a full and unconditional guarantee by the Corporation of the obligations of Trust I under the Capital Securities. Distributions on the Capital Securities were payable quarterly at the annual rate of 3.45% over the 3 month LIBOR and are included in interest expense in the consolidated financial statements. These securities were considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debentures were subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. On June 26, 2007, the Capital Securities were redeemed at par.

On June 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Corporation, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities are payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Corporation having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, at the option of the Corporation. On or after September 6, 2012, the Capital Securities are redeemable at par. Upon occurrence of specific events defined within the trust indenture, the Capital Securities may also be redeemed prior to September 6, 2012 at a premium. The Corporation has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 20 consecutive semi-annual periods.

As of June 20, 2007 and December 31, 2006, the outstanding principal balance of the Capital Securities was $10,000,000 and $8,000,000, respectively. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 8: Comprehensive Income

Total comprehensive income was as follows (thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$1,247	$719	$2,253	$415
Other Comprehensive Income (Loss)	$(280)	$(198)	$(181)	$(477)

Total Comprehensive Income (Loss)	$967	$521	$2,072	$(62)

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2007 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

Cincinnati, Ohio

August 1, 2007

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The net income for NB&T Financial Group, Inc. (the “Company”) for the second quarter of 2007 was $1,247,000, or $0.39 per diluted share, compared to net income of $719,000, or $.23 per diluted share, for the same period last year. The 73% earnings improvement is primarily the result of an increase in net interest income and a lower provision for loan losses; however, both non-interest income and non-interest expense also improved. Net income for the six months ended June 30, 2007 was $2,253,000, compared to $415,000 for the same six months last year. Last year’s results include approximately $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank (“FHLB”) debt, and a net loss of approximately $149,000 on securities sold to pay off the debt. The increase in net income was also due to a decrease of $730,000 in the provision for loan losses from the same period last year.

Net Interest Income

Net interest income was $4.95 million for the second quarter of 2007, an increase of $427,000 compared to the same quarter last year, despite a decrease in average earning assets of approximately $83.7 million. As a result, net interest margin increased to 3.98% for the second quarter this year from 3.12% for the second quarter last year. Interest income was $8.63 million for the second quarter of 2007 compared to $8.60 million during the same period last year. The second quarter of 2007 includes approximately $324,000 of paid interest on non-accrual loans returned to accrual status. Total interest expense decreased $400,000 to $3.68 million during the second quarter of 2007 from $4.08 million during the same period last year. The decrease is primarily the result of the reduction in FHLB advances, short-term borrowings and time deposits. The decreases in both average earning assets and the previously mentioned liabilities were all part of last year’s balance sheet restructuring to improve the Company’s net interest margin. Net interest income was $9.33 million for the first six months of 2007, compared to $9.12 million for the same period last year.

Provision for Loan Losses

The provision for loan losses was decreased to $145,000 for the second quarter of 2007 and $150,000 for the first six months of 2007 from $270,000 and $880,000 during the same periods last year. The lower provision for loan losses in 2007 is a result of several factors. First, non-performing loans are down approximately $4.5 million at June 30,2007 compared to June 30, 2006. Second, net charge-offs during the quarter ended June 30, 2007 were $766,000, including one commercial real estate loan charged down $700,000 for which a specific reserve had been established. Excluding the $700,000 charge down, net charge-offs for both the quarter and six months ended June 30, 2007 were down compared to the same periods last year. Finally, actual loan balances at June 30, 2007 are down $42.9 million from last year with the largest decrease in consumer loans, which have the highest historical loss experience. The percentage of the allowance for loan losses to total loans was 1.04% at June 30, 2007.

Non-interest Income

Non-interest income was $2.15 million for the second quarter of 2007 and $2.01 million for the same period in 2006. The increase is primarily due to additional commissions generated by the insurance agency’s investment center, gains on loans sold in the secondary market, and fees earned on sweep account services started during the second half of 2006. These gains have been partially offset by lower deposit service charges and overdraft fees. Non-interest income, excluding security gains and losses, was $4.18 million for the first half of 2007, compared to $4.14 million in 2006. The Company realized $149,000 in net securities losses in the first half of 2006 from the sale of $17.9 million in securities. The Company has sold no securities during 2007.

Non-interest Expense

Non-interest expense decreased $122,000 to $5.38 million for the second quarter of 2007, compared to the same quarter in 2006. The decrease between the two quarters was primarily due to increased marketing expenses in 2006 associated with the Company’s branding initiatives. For the first six months of 2007, non-interest expense was $10.59 million, compared to $12.26 million in 2006. This decrease is primarily due to $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in FHLB debt and increased marketing expenses in 2006 related to the Company’s branding initiatives.

Income Taxes

The provision for income taxes for the second quarter of 2007 was $323,000 compared to $39,000 for the same period in 2006. The effective tax rate for the three months ended June 30, 2007 was 20.6%, compared to 5.1% for the same period in 2006. The increase in the effective tax rate is due to an increase in net interest income with relatively the same level of tax-exempt income and tax-deductible expenses.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2007 are as follows (in thousands):

	June 30, 2007	December 31, 2006	2007 Change
			Amount	Percent
Total Assets	$540,814	$555,182	$(14,368)	(2.6)
Federal Funds Sold	21,714	3,197	18,517	579.2
Loans, net*	380,990	405,603	(24,613)	(6.1)
Securities	79,573	82,896	(3,323)	(4.0)
Demand deposits	52,261	66,479	(14,218)	(21.4)
Savings, NOW, MMDA deposits	206,882	196,929	9,953	5.1
CD’s $100,000 and over	38,240	45,490	(7,250)	(15.9)
Other time deposits	146,038	144,370	1,668	1.2
Total deposits	443,421	453,268	(9,847)	(2.2)
Short-term borrowing	1,315	2,864	(1,549)	(54.1)
Long-term borrowing	34,810	36,748	(1,938)	(5.3)
Stockholders Equity	58,545	58,223	322	0.6
*Includes Loans held for sale

At June 30, 2007, total assets were $540.8 million, a decrease of $14.4 million from December 31, 2006. The decrease is primarily attributable to a decrease in the loan portfolio of $24.6 million. Most of the decline in loans is in the consumer loan portfolio, resulting from the Company’s departure from the indirect lending business in the third quarter of 2006. Total deposits decreased $9.8 million in 2007 with a $7.2 million decline in jumbo certificates of deposit. The Company has been less aggressive pricing large non-relationship time deposits due to the decrease in loans. Short-term borrowings decreased $1.5 million due to the decrease in repurchase agreements. Stockholders’ equity increased $322,000 in the first six months of 2007 to $58.5 million primarily due to increases in the market value of the securities portfolio.

Total average assets for 2007 have decreased $95.4, or 14.9%, to $542.7 million from $638.1 million during the first six months in 2006. Within this decrease, total average securities are down $74.6 million and average total loans are down $24.4 million. With the funding from these asset decreases, the Company reduced average long-term debt $31.9 million, short-term borrowing $44.7 million, and time deposits $18.2 million. In June 2007, the Company paid off its trust preferred debt of $8.0 million and issued new trust preferred debt of $10.0 million.

These decreases in 2007 compared to 2006 are the result of three balance sheet restructuring initiatives implemented last year. First, the Company prepaid $47.2 million in FHLB advances and converted its repurchase agreements to a third-party sweep arrangement. Second, the Company exited the indirect auto loan origination business. Finally, the Company sold its Ada, Ohio branch with approximately $20 million in deposits. These actions were taken primarily to improve the Company’s net interest margin and improve long-term profitability.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Balance at beginning of period	$4,614	$4,493	$4,762	$4,058

Charge-offs:
Commercial and industrial	(48)	(22)	(88)	(29)
Commercial real estate	(707)	(15)	(707)	(31)
Agricultural	—	—	—	—
Residential real estate	(21)	(34)	(68)	(93)
Consumer	(119)	(195)	(284)	(473)
Other	—	—	—	—

Total charge-offs	(895)	(266)	(1,147)	(626)

Recoveries:
Commercial and industrial	22	1	24	18
Commercial real estate	25	15	50	38
Agricultural	3	4	7	15
Residential real estate	23	24	52	30
Consumer	56	100	95	228
Other	—	—	—	—

Total recoveries	129	144	228	329

Net charge-offs	(766)	(122)	(919)	(297)
Provision for loan losses	145	270	150	880

Balance at end of period	$3,993	$4,641	$3,993	$4,641

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30, 2007	December 31, 2006	June 30, 2006
Loans accounted for on non-accrual basis	$3,273	$8,365	$7,760
Accruing loans which are past due 90 days	44	—	—
Renegotiated loans	—	—	—
Other real estate owned	722	1,154	248

Total non-performing assets	$4,039	$9,519	$8,008

Ratios:
Allowance to total loans	1.04%	1.16%	1.08%
Net charge-offs to average loans (annualized)	.46%	0.15%	.14%
Non-performing assets to total loans and other real estate owned	1.05%	2.31%	1.87%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors.

As of June 30, 2007, there was $2.7 million in 15 non-accrual small business relationships. During the quarter ended June 30, 2007, a $4.7 million relationship, secured by a nursing home, returned to accrual status, and approximately $230,000 of previously paid interest was recognized in interest income. One $1.3 million relationship, secured by commercial office buildings was charged-down $700,000.

Also as of June 30, 2007, non–accrual residential real estate loans totaled $743,000 and consisted of 10 loans with the largest balance being $175,000. Non-accrual consumer loans consisted of 22 loans that totaled $303,000, and home equity credit loans consisted of 9 loans totaling $64,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at June 30, 2007 was 86.8%, compared to 89.5% at the same date in 2006. Loans to total assets were 71.2% at the end of the second quarter of 2007, compared to 67.1% at the same time last year. The Company has $79.6 million in available-for-sale securities that are readily marketable. Approximately 66.2% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 91.4% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 2007, the Company had a total risk-based capital ratio of 17.00%, a Tier 1 risk-based capital ratio of 15.98%, and a Tier 1 leverage ratio of 11.75%.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at June 30, 2007, the results of these simulations are within those guidelines.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	6/30/07	ALCO Guideline	6/30/07	ALCO Guideline
+ 300	-3.6%	±15%	7.7%	±20%
+ 200	-2.3	±10	5.6	±15
+ 100	-1.1	±5	3.2	±10
- 100.9		±5	-3.9	±10
- 200	1.3	±10	-8.6	±15
- 300	1.7	±15	-13.7	±20

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended June 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

No material changes from risk factors disclosed in Form 10-K for fiscal year ended December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/07 to 4/30/07	—	N/A	N/A	N/A
5/1/07 to 5/31/07	2,752	$21.41	2,752	167,248
6/1/07 to 6/30/07	3,712	$21.18	3,712	163,536
Total	6,464	$21.28	6,464	163,536

(1)	The Comapny has one publicly announced stock repurchase plan. The repurchase plan was announced April 24, 2007 and authorized the repurchase of up to 170,000 shares of common stock. This plan expires April 2008.

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

On April 24, 2007, the Annual Meeting of the shareholders of the Company was held.

The following members of the Board of Directors of the Company were reelected for terms expiring in 2009 by the votes indicated:

	TOTAL
	For	Withheld
S. Craig Beam	2,362,747	26,114
Brooke W. James	2,373,217	15,375
D. Jeffery Lykins	2,347,474	41,388
Darleen M. Myers	2,347,800	41,062
Robert A. Raizk	2,344,036	44,826

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 9, 2007	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit B

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.