Form 10-Q
period 2007-09-30
NB&T FINANCIAL GROUP INC
filed 2007-11-09
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 1, 2007, 3,220,378 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2007 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Assets

Cash and due from banks	$14,652	$15,620
Interest-bearing demand deposits	323	156
Federal funds sold	8,747	3,197

Cash and cash equivalents	23,722	18,973

Securities—available-for-sale	86,705	82,896
Loans held for sale	645	144
Loans, net of allowance for loan losses of $3,824 and $4,762	369,658	405,459

Total Loans	370,303	405,603

Premises and equipment	14,336	13,424
Federal Reserve and Federal Home Loan Bank stock	9,023	9,021
Earned income receivable	3,787	3,675
Goodwill and other intangibles	5,020	5,404
Bank-owned life insurance	13,439	13,053
Other assets	2,189	3,133

Total assets	$528,524	$555,182

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$53,762	$66,479
Savings, NOW and Money Market	201,540	196,929
Time	173,593	189,860

Total deposits	428,895	453,268

Short-term borrowings	1,991	2,864
Long-term debt	34,810	36,748
Interest payable and other liabilities	3,716	4,079

Total liabilities	469,412	496,959

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	10,341	10,236
Retained earnings	54,538	53,926
Unearned employee stock ownership plan (ESOP) shares	(801)	(952)
Accumulated other comprehensive income	357	85
Treasury stock; 597,034 shares—2007 and 586,518 shares—2006	(6,323)	(6,072)

Total stockholders’ equity	59,112	58,223

Total liabilities and stockholders’ equity	$528,524	$555,182

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$6,825	$7,299	$21,147	$21,201
Securities-taxable	585	750	1,449	2,763
Securities-tax-exempt	429	427	1,286	1,318
Federal funds sold and other	240	62	554	148
Dividends on Federal Home Loan and Federal Reserve Bank stock	147	127	433	374

Total interest and dividend income	8,226	8,665	24,869	25,804

Interest Expense
Deposits	3,146	2,979	9,390	8,152
Short-term borrowings	7	546	34	1,578
Long-term debt	487	578	1,527	2,390

Total interest expense	3,640	4,103	10,951	12,120

Net Interest Income	4,586	4,562	13,918	13,684

Provision for Loan Losses	30	270	180	1,150

Net Interest Income After Provision for Loan Losses	4,556	4,292	13,738	12,534

Non-interest Income
Trust income	235	237	701	707
Service charges and fees	864	866	2,456	2,566
ATM network fees	20	20	58	59
Insurance agency commissions	524	559	1,853	1,868
Net (losses) on sales of securities	—	(1,192)	—	(1,342)
Other	377	306	1,131	929

Total non-interest income	2,020	796	6,199	4,787

Non-interest Expense
Salaries and employee benefits	2,866	2,883	8,631	8,641
Net occupancy expense	400	420	1,260	1,306
Equipment and data processing expense	684	662	1,923	1,967
Professional fees	449	362	1,175	1,189
Marketing expense	151	237	427	725
State franchise tax	189	188	563	558
Amortization of intangibles	90	206	384	507
Other	495	568	1,550	2,897

Total non-interest expense	5,324	5,526	15,913	17,790

Income (Loss) Before Income Tax	1,252	(438)	4,024	(469)
Provision (Benefit) for Income Taxes	223	(349)	742	(796)

Net Income (Loss)	$1,029	$(88)	$3,282	$327

Basic Earnings/(Loss) Per Share	$.32	$(.03)	$1.03	$.10

Diluted Earnings Per Share	$.32	$(.03)	$1.03	$.10

Dividends Declared Per Share	$.28	$.27	$.84	$.81

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended, September 30
(Dollars in thousands)	2007	2006
	(Unaudited)
Operating Activities
Net income	$3,282	$327
Items not requiring (providing) cash
Depreciation and amortization	1,404	1,607
Provision for loan losses	180	1,150
Amortization of premiums and discounts on securities	86	481
Net realized losses on available-for-sale securities	—	1,342
FHLB stock dividends	—	(341)
Net change in:
Loans held for sale	(501)	(417)
Other assets and liabilities	179	(2,190)

Net cash provided by operating activities	4,630	1,959

Investing Activities
Purchases of available-for-sale securities	(28,820)	(71,618)
Proceeds from sales of available-for-sale securities	—	66,258
Proceeds from maturities of available-for-sale securities	25,335	92,523
Net change in loans	35,621	(10,223)
Purchase of premises and equipment	(1,932)	(1,665)
Proceeds from sales of premises and equipment	—	28

Net cash provided by investing activities	30,204	75,303

Financing Activities
Net change in:
Deposits	(24,373)	12,967
Short-term borrowings	(873)	(17,677)
Repayment of long-term debt	(12,248)	(72,058)
Proceeds from long-term debt	10,310	—
Cash dividends	(2,670)	(2,572)
Purchase of treasury stock	(283)	(18)
Proceeds from exercise of stock options	52	66

Net cash used in financing activities	(30,085)	(79,292)

Increase in Cash and Cash Equivalents	4,749	(2,030)
Cash and Cash Equivalents, Beginning of Year	18,973	17,399

Cash and Cash Equivalents, End of Period	$23,722	$15,369

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of September 30, 2007, and December 31, 2006, and the results of its operations and cash flows for the nine-month periods ended September 30, 2007 and 2006. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2007:
Available-for-Sale Securities:
U.S. government agencies and sponsored entities	$16,589	$17	$(101)	$16,505
Mortgage-backed securities	36,391	213	(178)	36,426
State and political subdivisions	33,175	644	(55)	33,764
Other securities	10	—	—	10

	$86,165	$874	$(334)	$86,705

December 31, 2006:
Available-for-Sale Securities:
U.S. government agencies and sponsored entities	$28,796	$—	$(434)	$28,362
Mortgage-backed securities	20,340	14	(353)	20,001
State and political subdivisions	33,623	937	(37)	34,523
Other securities	10	—	—	10

	$82,769	$951	$(824)	$82,896

Note 3: Loans

Categories of loans include (thousands):

	September 30, 2007	December 31, 2006
Commercial and industrial	$63,495	$76,182
Agricultural	26,823	22,916
Real estate construction	15,077	19,958
Commercial real estate	94,293	87,018
Residential real estate	127,845	140,083
Consumer	45,979	64,204

Total loans	373,512	410,361
Less
Net deferred loan fees, premiums and discounts	(30)	(140)
Allowance for loan losses	(3,824)	(4,762)

Net loans	$369,658	$405,459

Activity in the allowance for loan losses was as follows (thousands):

	Nine Months Ended September 30,
	2007	2006
Balance, beginning of year	$4,762	$4,058
Provision for loan losses	180	1,150
Recoveries	333	483
Charge-offs	(1,451)	(950)

Balance, end of period	$3,824	$4,741

Impaired loans totaled $2,280,000 at September 30, 2007 and $6,854,000 at December 31, 2006. An allowance for loan losses of $140,000 and $1,800,000 relates to impaired loans of $254,000 and $6,047,000 at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, impaired loans of $2,026,000 and $807,000 had no related allowance for loan losses.

At September 30, 2007 there was one accruing loan for $92,000 delinquent 90 days or more. At December 31, 2006, there were no accruing loans delinquent 90 days or more. Non-accruing loans at September 30, 2007 and December 31, 2006 were $3,342,000 and $8,365,000, respectively.

Note 4: Long Term Debt

Long-term debt consisted of the following components (thousands):

	September 30, 2007	December 31, 2006
Federal Home Loan Bank Advances	$24,500	$28,500
Junior subordinated debentures	10,310	8,248

Total	$34,810	$36,748

Note 5: Commitments

Outstanding commitments to extend credit as of September 30, 2007 totaled $45,032,000. Standby letters of credit as of September 30, 2007 totaled $2,855,000.

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$1,029	$(88)	$3,282	$327

Denominator:
Weighted-average common shares outstanding (basic)	3,182,143	3,175,722	3,187,545	3,174,458
Effect of stock options	1,537	—	834	1,265

Weighted-average common shares outstanding (diluted)	3,183,680	3,175,722	3,188,379	3,175,723

Earnings/(Loss) per share:
Basic	$.32	$(.03)	$1.03	$.10

Diluted	$.32	$(.03)	$1.03	$.10

For the three and nine months ended September 30, 2007, stock options covering 181,000 shares of common stock were not considered in computing earnings per share as their exercise prices exceed the fair market value of the Company’ common shares. For the three and nine months ended September 30, 2006, stock options covering 136,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

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

As of September 30, 2007 and December 31, 2006, the outstanding principal balance of the Capital Securities was $10,000,000 and $8,000,000, respectively. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 8: Comprehensive Income

Total comprehensive income was as follows (thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$1,029	$(88)	$3,282	$327
Other Comprehensive Income (Loss)	$452	$1,446	$272	$969

Total Comprehensive Income (Loss)	$1,481	$1,358	$3,554	$1,296

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2007 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
October 30, 2007

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The net income for NB&T Financial Group, Inc. (the “Company”) for the third quarter of 2007 was $1,029,000, or $0.32 per diluted share, compared to a net loss of $88,000, or $.03 per diluted share, for the same period last year. The earnings improvement is primarily the result of a lower provision for loan losses and no security losses in 2007; however, both non-interest income and non-interest expense also improved. Net income for the nine months ended September 30, 2007 was $3,282,000, compared to $327,000 for the same nine months last year. Last year’s results include approximately $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank (“FHLB”) debt, and a net loss of approximately $1.3 million on securities sold to pay off the debt and fund a branch sale in October 2006. The increase in net income was also due to a decrease of $970,000 in the provision for loan losses from the same period last year.

Net Interest Income

Net interest income was $4.59 million for the third quarter of 2007, an increase from $4.56 million for the same quarter last year, despite a decrease in average earning assets of approximately $65 million. As a result, net interest margin increased to 3.70% for the third quarter this year from 3.25% for the third quarter last year. Interest income was $8.23 million for the third quarter of 2007 compared to $8.67 million during the same period last year. Total interest expense decreased $460,000 to $3.64 million during the third quarter of 2007 from $4.10 million during the same period last year. The decrease is primarily the result of the reduction in FHLB advances, short-term borrowings and time deposits. The decreases in both average earning assets and the previously mentioned liabilities were all part of last year’s balance sheet restructuring to improve the Company’s net interest margin. Net interest income was $13.92 million for the first nine months of 2007, compared to $13.68 million for the same period last year. The net interest margin has improved from 3.16% for the first nine months last year to 3.75% for the same period this year.

Provision for Loan Losses

The provision for loan losses decreased to $30,000 for the third quarter of 2007 and $180,000 for the first nine months of 2007 from $270,000 and $1,150,000 during the same periods last year. The lower provision for loan losses in 2007 is a result of several factors. First, non-performing loans have decreased approximately $5.6 million at September 30,2007 compared to September 30, 2006. Second, net charge-offs for the nine months ended September 30, 2007 were $1,118,000, including one commercial real estate loan charged down $700,000 for which a specific reserve had been established. Excluding the $700,000 charge down, net charge-offs for the nine months ended September 30, 2007 decreased approximately $50,000 compared to the same period last year. Finally, actual loan balances at September 30, 2007 decreased $54.3 million from September 30,2006 with the largest decrease in consumer loans, which have the highest historical loss experience. The percentage of the allowance for loan losses to total loans was 1.02% at September 30, 2007.

Non-interest Income

Non-interest income was $2.02 million for the third quarter of 2007 and $796,000 for the same period in 2006. In the third quarter of 2006, the Company realized $1.2 million in securities sales losses. The remainder of the increase is primarily gains on loans sold in the secondary market and fees earned on sweep account services started during the second half of 2006. These gains have been partially offset by lower deposit service charges and overdraft fees. Non-interest income, excluding security gains and losses, was $6.20 million for the first nine months of 2007, compared to $6.13 million in 2006. The Company realized $1.34 million in net securities losses in the first nine months of 2006 from the sale of $66.3 million in securities. As previously mentioned, these securities sales were part of last year’s balance restructuring, and the proceeds were used to repay FHLB debt and fund a branch sale in October 2006. The Company has sold no securities during 2007.

Non-interest Expense

Non-interest expense decreased $202,000 to $5.32 million for the third quarter of 2007, compared to the same quarter in 2006. The decrease between the two quarters was primarily due to increased marketing expenses in 2006 associated with the Company’s branding initiatives and reduced expenses resulting from the branch sale in October 2006. For the first nine months of 2007, non-interest expense was $15.91 million, compared to $17.79 million in 2006. This decrease is primarily due to $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in FHLB debt and increased marketing expenses in 2006 related to the Company’s branding initiatives.

Income Taxes

The provision for income taxes for the third quarter of 2007 was $223,000 compared to a benefit of $349,000 for the same period in 2006 due to the securities sales losses in that quarter. For the nine months ended September 30, 2007, the provision for income taxes is $742,000 compared to a benefit of $796,000 for the same period last year. The effective tax rate for the nine months ended September 30, 2007 was approximately 18.4%.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2007 are as follows (in thousands):

			2007 Change
	September 30, 2007	December 31, 2006	Amount	Percent
Total Assets	$528,524	$555,182	$(26,658)	(4.8)
Federal Funds Sold	8,747	3,197	5,550	173.6
Loans, net*	370,303	405,603	(35,300)	(8.7)
Securities	86,705	82,896	3,809	4.6
Demand deposits	53,762	66,479	(12,717)	(19.1)
Savings, NOW, MMDA deposits	201,540	196,929	4,611	2.3
CD’s $100,000 and over	38,240	45,490	(7,250)	(15.9)
Other time deposits	135,353	144,370	(9,017)	(6.2)
Total deposits	428,895	453,268	(24,373)	(5.4)
Short-term borrowing	1,991	2,864	(873)	(30.5)
Long-term borrowing	34,810	36,748	(1,938)	(5.3)
Stockholders Equity	59,112	58,223	889	1.5

*	Includes Loans held for sale

At September 30, 2007, total assets were $528.5 million, a decrease of $26.7 million from December 31, 2006. The decrease is primarily attributable to a decrease in the loan portfolio of $35.3 million. The consumer loan portfolio has declined $18.3 million primarily resulting from the Company’s departure from the indirect lending business in the third quarter of 2006. The residential real estate loan portfolio decreased approximately $12.2 million as the Company has originated new fixed-rate conforming loans primarily for sale in the secondary market. Total deposits decreased $24.4 million in 2007 with a $16.3 million decline in jumbo and other time deposits. Demand deposits decreased approximately $12.7 million due to lower balances between periods for several corporate and public fund accounts. Stockholders’ equity increased $889,000 in the first nine months of 2007 to $59.1 million primarily due to increases in the market value of the securities portfolio.

Total average assets for 2007 have decreased $85.9, or 13.7%, to $542.7 million from $638.1 million during the first nine months in 2006. Within this decrease, total average securities are down $60.6 million and average total loans are down $31.8 million. With the funding from these asset decreases, the Company reduced average long-term debt $22.6 million, short-term borrowing $43.6 million, and time deposits $18.4 million. In June 2007, the Company paid off its trust preferred debt of $8.0 million and issued new trust preferred debt of $10.0 million.

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

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Balance at beginning of period	$3,993	$4,641	$4,762	$4,058

Charge-offs:
Commercial and industrial	(12)	—	(100)	(29)
Commercial real estate	(34)	(159)	(741)	(190)
Agricultural	—	—	—	—
Residential real estate	(32)	(20)	(100)	(113)
Consumer	(226)	(145)	(510)	(618)
Other	—	—	—	—

Total charge-offs	(304)	(324)	(1,451)	(950)

Recoveries:
Commercial and industrial	12	36	36	54
Commercial real estate	25	25	75	63
Agricultural	3	4	10	19
Residential real estate	1	7	53	37
Consumer	64	82	159	310
Other	—	—	—	—

Total recoveries	105	154	333	483

Net charge-offs	(199)	(170)	(1,118)	(467)
Provision for loan losses	30	270	180	1,150

Balance at end of period	$3,824	$4,741	$3,824	$4,741

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30, 2007	December 31, 2006	September 30, 2006
Loans accounted for on non-accrual basis	$3,342	$8,365	$9,060
Accruing loans which are past due 90 days	92	—	—
Renegotiated loans	—	—	0
Other real estate owned	754	1,154	346

Total non-performing assets	$4,188	$9,519	$9,406

Ratios:
Allowance to total loans	1.02%	1.16%	1.11%
Net charge-offs to average loans (annualized)	0.38%	0.15%	0.16%
Non-performing assets to total loans and other real estate owned	1.12%	2.31%	2.20%

The allowance is maintained to absorb losses in the portfolio. Management’s determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb possible loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

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

As of September 30, 2007, there was $2.3 million in 16 non-accrual small business relationships. In June of this year, a $4.7 million relationship, secured by a nursing home, returned to accrual status, and approximately $230,000 of previously paid interest was recognized in interest income. One $1.3 million relationship, secured by commercial office buildings was charged-down $700,000.

Also as of September 30, 2007, non–accrual residential real estate loans totaled $739,000 and consisted of 11 loans with the largest balance being $173,000. Non-accrual consumer loans consisted of 20 loans that totaled $222,000, and home equity credit loans consisted of 10 loans totaling $102,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2007 was 86.3%, compared to 92.9% at the same date in 2006. Loans to total assets were 70.8% at the end of the third quarter of 2007, compared to 74.9% at the same time last year. The Company has $86.7 million in available-for-sale securities that are readily marketable. Approximately 41.8% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 91.1% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At September 30, 2007, the Company had a total risk-based capital ratio of 17.27%, a Tier 1 risk-based capital ratio of 16.28%, and a Tier 1 leverage ratio of 11.91%.

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

Allowance for Loan Losses – The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Goodwill and Other Intangibles – The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at September 30, 2007, the results of these simulations are within those guidelines.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	9/30/07	ALCO Guideline	9/30/07	ALCO Guideline
+ 300	-3.2%	+15%	9.4%	+20%
+ 200	-1.9	+10	7.5	+15
+ 100	-1.0	+5	3.8	+10
- 100	1.1	+5	-3.2	+10
- 200	1.9	+10	-5.6	+15
- 300	2.8	+15	-7.4	+20

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended September 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

No material changes from risk factors disclosed in Form 10-K for fiscal year ended December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/07 to 7/31/07	1,650	$20.78	1,650	161,886
8/1/07 to 8/31/07	2,402	$20.55	4,052	159,484
9/1/07 to 9/30/07	3,000	$20.49	7,052	156,484
Total	7,052	$20.58	7,052	156,484

(1)	The Company has one publicly announced stock repurchase plan. The repurchase plan was announced April 24, 2007 and authorized the repurchase of up to 170,000 shares of common stock. This plan expires April 2008.

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

The Bank entered into a severance agreement with each of Messrs. Argabright, Fortin, Klumb and Witherby, effective November 8, 2007. The severance agreements with Messrs. Fortin, Klumb and Witherby replace the severance agreements signed on April 19, 2004. Each new agreement has a term of three years, which automatically renews for one year on each anniversary date, unless the Bank provides six months’ notice of cancellation to the officer. Each agreement provides that the officer receives nothing if he is terminated for “just cause” or is terminated for any reason more than six months before a “change of control” or more than one year after a change of control. The Bank entered into these severance agreements to retain personnel, protect the officers’ salaries and allow them to be more objective in evaluating potential strategic alternatives. In the event that the officer’s employment is terminated within six months before or within one year after a change of control, (i) the Bank will be required to pay to the officer or his dependents, beneficiaries or estate an amount equal to two times (a) the higher of the officer’s base salary at the time of the change of control or the officer’s base salary at the time of termination of employment, plus (b) the highest bonus paid to the officer during the five years preceding this termination; and (ii) the officer and his dependents, beneficiaries and estate will be entitled to coverage under the health, life and disability plans of the Bank or its successor at the expense of the Bank or its successor until the earliest of the expiration of the term of the agreement, the date the officer is included in another employer’s benefit plans as a full-time employee, or 18 months after the officer’s employment is terminated. Under each of the severance agreements, the officer will also be entitled to the same payments and benefits in connection with a change of control if the officer voluntarily terminates his employment within one year following a change of control upon the occurrence of a material diminution in the officer’s base compensation or a material change in the geographic location at which the officer is required to perform services for the Bank.

A “change of control” includes (i) a change in ownership or power to vote of 50% of the voting stock of NBTF; (ii) the merger or consolidation of NBTF or the Bank resulting in more than 50% of the voting power of the resulting entity being owned by persons who were not formerly shareholders of NBTF; (iii) the acquisition of the ability to control the election of a majority of the directors of NBTF or the Bank; (iv) a change of a majority of the directors of NBTF or the Bank within two years, unless approved by the continuing directors; (v) the acquisition by any person of the power to direct NBTF’s management or policies, if the Board has determined that such acquisition of power constitutes a change of control under applicable banking laws; or (vi) a sale of substantially all of the Bank’s assets.

Copies of such agreements are attached as Exhibits 10.1 through 10.4 to this Form 10-Q.

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

10	Severance Agreements

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 8, 2007	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit B

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

10.1	Severance Agreement for W. Keith Argabright

10.2	Severance Agreement for Craig F. Fortin

10.3	Severance Agreement for Stephen G. Klumb

10.4	Severance Agreement for Howard T. Witherby

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.