Form 10-K
period 2007-12-31
NB&T FINANCIAL GROUP INC
filed 2008-03-18
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $20.82 per share on June 30, 2007, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $46,651,603. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by The National Bank and Trust Company (the “Bank”) as trustee with respect to which the Bank has sole or shared voting or dispositive power.

As of March 3, 2008, 3,175,051 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Election of Directors;

2. Executive Officers;

3. Section 16(a) Beneficial Ownership Reporting Compliance;

4. Compensation of Executive Officers and Directors;

5. Voting Securities and Ownership of Certain Beneficial Owners and Management;

6. Certain Relationships and Related Transactions; and

7. Auditors.

PART I

Item 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial” or the “Company”), an Ohio corporation, is a financial holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund loans secured by residential and non-residential real estate, commercial and agricultural loans and consumer loans, including automobile loans. . All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank also has a trust department with assets under management of approximately $203.3 million. As of December 31, 2007, the Bank had 219 employees.

The Bank also operates its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“NB&T Insurance”). NB&T Insurance has three locations, with its principal office in Wilmington, Ohio. NB&T Insurance sells a full line of insurance products, including property and casualty, life, health, and annuities.

As a registered bank holding company and financial holding company under the Bank Holding Company Act, NB&T Financial is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (the “FRB”) . The Bank, as a national bank, is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the “OCC”) and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland. In addition, since its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Since its incorporation in 1980, NB&T Financial’s activities have been limited primarily to holding the common shares of the Bank. Consequently, the following discussion focuses primarily on the business of the Bank.

Lending Activities

General. The Bank’s income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans. Please refer to Table 7 on page 18, which summarizes the loan portfolio mix.

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

Installment Loans. The Bank makes a variety of consumer installment loans, including home equity loans, automobile loans, recreational vehicle loans, and overdraft protection. Beginning in the third quarter of 2006, the Company significantly reduced its indirect lending activities through automobile dealers. Consumer loans involve a higher risk of default than loans secured by one- to four-family residential real estate, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets, such as automobiles. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans.

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

Trust Services

The Bank received trust powers in 1922 and had approximately $203.3 million in assets under management at December 31, 2007 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

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

REGULATION

General

Because of its ownership of all the outstanding stock of the Bank, NB&T Financial is subject to regulation, examination and oversight by the FRB as a bank holding company and financial holding company under the Bank Holding Company Act. The Bank, as a national bank, is subject to regulation, examination and oversight by the OCC and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland and a member of the Federal Home Loan Bank of Cincinnati. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner. In general, the FRB may initiate enforcement actions for violations of law and regulations.

Bank Holding Company Regulation

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2007. For NB&T Financial’s capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8.

A bank holding company is required by law to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (defined in the regulations as not meeting minimum capital requirements) with the terms of the capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

The Bank Holding Company Act restricts NB&T Financial’s ownership or control of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business, other than companies engaged in certain activities determined by the FRB to be closely related to banking. In addition, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of any nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination by the FRB that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. NB&T Financial currently has no nonbank subsidiaries, except subsidiaries of the Bank. The ownership of subsidiaries of the Bank is regulated by the OCC, rather than the FRB.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2007.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2007. For the Bank capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2007, met the standards for the highest capital category, a well-capitalized bank.

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

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank’s unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association’s unimpaired capital and surplus, if the additional amount is fully secured by certain forms of “readily marketable collateral.” Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including NB&T Financial, must comply with Sections 23A and 23B of the Federal Reserve Act.

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

In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), which provide for the Bank Insurance Fund and the Savings Association Insurance Fund to be merged into a new Deposit Insurance Fund. The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:

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

•

Establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the Deposit Insurance Fund and its predecessor funds, when the Deposit Insurance Fund reserve ratio reaches certain levels; and

•	Revising the rules and procedures for risk-based premium assessments.

As a result of the above change, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into the Deposit Insurance Fund in 2006. The Company has not yet experienced an increase in its insurance premiums due to the one-time credits. The Company, however, expects its one time credits to be fully utilized during 2008 resulting in an increase in future insurance premiums.

Federal Reserve Board. The Federal Reserve Act requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2007, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $8.3 million at December 31, 2007. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2007, 65% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction, installment and agricultural loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that does not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

Recent developments in the residential mortgage and related markets and the economy may adversely affect on business

Recently, the residential mortgage market in the United States, including Ohio, has been negatively impacted by several economic factors. Included among those factors are increasing rates and payments on adjustable-rate mortgages, decreasing housing values and increased credit standards for borrowers. As a result, across Ohio and the United States, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans have increased and may continue to increase. Additionally, the lower housing prices and appraisal values may result in additional delinquencies and loan losses. While the residential real estate loans held in our portfolio are typically originated using conservative underwriting standards and do not include sub-prime loans, we do originate and hold fixed- and adjustable-rate loans and residential construction loans. If the residential loan market continues to deteriorate, especially in Ohio and our local markets, our financial condition and results of operation could be adversely affected.

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

Our articles of incorporation and code of regulations contain provisions that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. Moreover, as of March 3, 2008, directors and executive officers controlled the vote of 19.0% of the outstanding common shares of NB&T Financial in addition to the 3.3% of the outstanding shares with respect to which the Bank controls the vote as trustee and an additional 29.9% owned by relatives of a director. The provisions in our articles and code of regulations and the percentage of voting control by NB&T Financial affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

NB&T Financial and the Bank own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The Bank also owns or leases 17 full-service branch offices and one remote drive-through ATM facility, all of which are located in Brown, Clermont, Clinton, Highland, and Warren Counties in Ohio. The Bank owns a building at 1600 West Main Street, Wilmington, Ohio, which serves as an operation center for the Bank and houses the Bank’s insurance agency.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,178,312 common shares of the Company outstanding on December 31, 2007 held of record by approximately 393 shareholders of record other than brokers, banks and depositories, and approximately an additional 417 beneficial owners holding their shares in the names of brokers, banks and depositories. Dividends per share declared were $0.28 per share in each quarter in 2007 and were $0.27 per share in each quarter in 2006.

The Company’s shares trade on the NASDAQ Capital Market (formerly Nasdaq SmallCap Market) under the symbol NBTF. The following table summarizes the quarterly common stock prices and dividends declared for the last two years.

	2007			2006
	High	Low	Dividend	High	Low	Dividend
Fourth Quarter	$20.52	$19.39	$0.28	$20.99	$19.30	$0.27
Third Quarter	21.15	19.51	0.28	21.35	19.51	0.27
Second Quarter	21.85	20.75	0.28	21.06	20.00	0.27
First Quarter	21.48	19.72	0.28	21.50	20.20	0.27

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

The Company has an equity plan under which the Company may grant options, restricted stock and stock appreciation rights to selected directors and employees for up to 270,000 common shares of the Company. The Company also has a stock option plan that has been terminated but under which options to purchase shares remain exercisable. Finally, an option to purchase 30,000 shares was awarded to Mr. Limbert upon his employment. These options may be exercised at $20.88, vest over five years and expire in 2016. The following table summarizes the securities authorized for issuance at December 31, 2007 under all equity compensation plans in existence at that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Equity Plan	62,000	$20.73	208,000
1992 Nonqualified Stock Option Plan (Terminated 2007)	95,000	24.28	0
Equity compensation plans not approved by security holders	30,000	20.88	0

Total	187,000	$22.56	208,000

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/07 to 10/31/07	1,538	$20.19	1,538	154,946
11/1/07 to 11/30/07	250	$20.35	250	154,696
12/1/07 to 12/31/07	41,816	$20.50	41,816	112,880
Total	43,604	$20.49	43,604	112,880

(1)	The Company has one publicly announced stock repurchase plan. The repurchase plan was announced April 24, 2007 and authorized the repurchase of up to 170,000 shares of common stock. Through December 31, 2007, 57,120 shares have been repurchased under the plan, which expires April 2008.

Performance Graph

The following line graph compares the yearly percentage change in NBTF’s cumulative total shareholder return against the cumulative return of The NASDAQ Composite Index, which includes all Nasdaq domestic and international based common type stocks listed on The NASDAQ Stock Market, and an index of banks with total assets of $500 million to $1 billion. The graph assumes the investment of $100 on December 31, 2002. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of NBTF’s common shares at the end and at the beginning of the measurement period; by (ii) the price of NBTF’s common shares at the beginning of the measurement period.

NB&T Financial Group, Inc.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
NB&T Financial Group, Inc.	100.00	142.03	131.91	101.73	104.06	106.71
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $500M-$1B Index	100.00	144.19	163.41	170.41	193.81	155.31

Item 6. Selected Financial Highlights

(Dollars and shares in thousands, except per share data)

	2007	2006	2005	2004	2003
Consolidated Statements of Income
Interest income	$32,947	$34,096	$32,886	$32,135	$34,904
Interest expense	14,276	15,795	13,768	11,904	13,371

Net interest income	18,671	18,301	19,118	20,231	21,533
Provision for loan losses	135	1,330	775	1,900	3,919
Non-interest income	8,240	7,852	8,367	9,239	9,415
Non-interest expenses	21,316	23,312	21,868	21,552	22,471

Income before income taxes	5,460	1,511	4,842	6,018	4,558
Income taxes	1,028	(345)	737	1,064	454

Net income	$4,432	$1,856	$4,105	$4,954	$4,104

Per Share Data
Basic earnings per share	$1.39	$.58	$1.30	$1.57	$1.31
Diluted earnings per share	1.39	.58	1.30	1.56	1.30
Dividends per share	1.12	1.08	1.04	1.00	.96
Book value at year end	18.52	18.01	18.10	18.16	17.59
Weighted average shares outstanding—basic	3,188	3,175	3,162	3,148	3,133
Weighted average shares outstanding—diluted	3,190	3,176	3,168	3,166	3,152

Consolidated Balance Sheets (Year End)
Total assets	$518,922	$555,182	$650,248	$645,323	$664,928
Securities	89,285	82,896	171,567	169,745	191,802
Loans	357,763	410,221	417,623	402,839	409,821
Allowance for loan losses	3,594	4,762	4,058	4,212	4,830
Deposits	420,254	453,268	447,626	452,593	450,500
Long-term debt	34,810	36,748	109,039	111,673	132,519
Total shareholders’ equity	58,883	58,223	58,498	58,601	56,696

Selected Financial Ratios
Return on average assets	0.82%	0.30%	0.63%	0.75%	0.60%
Return on average equity	7.53	3.21	6.98	8.57	7.06
Dividend payout ratio	80.58	186.21	80.00	63.69	73.28
Net interest margin	3.78	3.26	3.16	3.31	3.38
Non-interest expense to total revenue	79.21	89.14	79.56	78.17	72.61
Average loans to average total assets	71.62	69.34	62.26	61.80	58.42
Average equity to average total assets	10.94	9.48	8.99	8.74	8.49
Total risk-based capital ratio (at year end)	17.69	15.69	14.96	15.06	14.57
Ratio of non-performing loans to total loans	0.55	2.04	1.96	0.71	1.43
Ratio of loan loss allowance to total loans	1.00	1.16	.97	1.05	1.18
Ratio of loan loss allowance to non- performing loans	181	57	50	147	83
Net charge-offs to average loans	0.34	0.15	0.23	0.62	0.77

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2007 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2007 and 2006 and for the three years ended December 31, 2007.

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

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income for 2007 was $4.4 million, or $1.39 per diluted share, compared to net income of $1.9 million, or $.58 per diluted share, for 2006. The earnings improvement was across the board with increases in net interest income and non-interest income, and decreases in the loan loss provision and non-interest expenses.

Net income for 2006 was $1.9 million, or $.58 per diluted share, compared to $4.1 million, or $1.30 per diluted share in 2005. In 2006, the Company undertook several initiatives to restructure its balance sheet, which reduced earnings for 2006. The Company incurred approximately $1.4 million in prepayment penalties from the early payoff of approximately $47.2 million in Federal Home Loan Bank debt. In addition, the Bank sold securities to reduce borrowings and fund a branch sale. The security losses were approximately $1.3 million, which was partially offset by a $1.1 million pre-tax gain on the branch sale in the fourth quarter of 2006.

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2007, setting forth: (i) average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1—NET INTEREST INCOME AND NET INTEREST MARGIN

(Dollars in thousands)

	2007			2006			2005
	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid
Loans (1)	$385,857	7.18%	$27,699	$422,452	6.74%	$28,460	$407,766	6.26%	$25,535
Securities	91,504	4.87	4,453	135,119	4.03	5,441	184,072	3.77	6,938
Deposits in banks	1,160	4.43	51	266	5.57	15	670	2.66	17
Federal funds sold	15,146	4.91	744	3,658	4.91	180	13,374	2.96	396

Total interest-earning assets	493,667	6.67	32,947	561,495	6.07	34,096	605,882	5.43	32,886
Non-earning assets	44,382			47,794			49,080
Total assets	$538,049			$609,289			$654,962

Non-interest-bearing demand deposits	$56,571	—	—	$62,059	—	—	$56,534	—	—
Interest-bearing demand deposits	83,572.93		781	97,417.87		848	110,518.48		532
Savings deposits	119,484	2.73	3,267	108,077	2.17	2,348	92,.518	.78	725
Time deposits	180,373	4.53	8,175	199,753	4.02	8,022	190,375	3.00	5,715
Short-term borrowings	870	4.72	41	34,641	4.75	1,645	31,749	2.99	951
Junior subordinated debentures	9,344	7.96	744	8,248	8.65	713	8,248	6.81	562
FHLB advances	25,738	4.93	1,268	44,263	5.01	2,219	102,007	5.18	5,283

Total interest-bearing liabilities	419,381	3.40	14,276	492,399	3.21	15,795	535,415	2.57	13,768

Non-interest bearing liabilities	59,387			59,112			60,693
Capital	59,281			57,778			58,854

Total liabilities and capital	$538,049			$609,289			$654,962

Net interest income			$18,671			$18,301			$19,118

Net interest margin		3.78%			3.26%			3.16%

(1)	Includes nonaccrual loans and loan fees.

Net interest income increased to $18.7 million in 2007 from $18.3 million in 2006 with an increase in the Company’s net interest margin from 3.26% in 2006 to 3.78% in 2007. Interest income was $32.9 million for 2007 compared to $34.1 million in 2006, which is the result of lower loan volumes. Total interest expense decreased $1.5 million to $14.3 million in 2007 from $15.8 million last year. The decrease is primarily the result of the reduction in Federal Home Loan Bank advances, short-term borrowings and time deposits. These liability decreases, along with reductions in the investment and indirect loan portfolios, were all part of last year’s balance sheet restructuring to improve the Company’s net interest margin.

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

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2007. Changes attributable to rate and volume are allocated to both rate and volume on an equal basis.

TABLE 2—NET INTEREST INCOME—RATE/VOLUME ANALYSIS

(Dollars in thousands)

	Years ended December 31, 2007 vs. 2006 Increase (decrease) due to			Years ended December 31, 2006 vs. 2005 Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$(2,527)	$1,766	$(761)	$958	$1,968	$2,926
Securities	(1,939)	951	(988)	(1,908)	411	(1,497)
Deposits in banks	(117)	(11)	(128)	(17)	14	(3)
Federal funds sold	779	(50)	729	(382)	166	(216)

Total interest-earning assets	(3,804)	2,656	(1,148)	(1,349)	2,559	1,210

Interest expense attributable to:
Interest-bearing deposits	(650)	1,655	1,005	827	3,419	4,246
Short-term borrowings	(1,600)	(4)	(1,604)	112	583	695
Junior subordinated debentures	91	(60)	31	0	151	151
FHLB advances	(921)	(30)	(951)	(2,943)	(122)	(3,065)

Total interest-bearing liabilities	(3,080)	1,561	(1,519)	(2,004)	4,031	2,027

Net interest income	$(724)	$1,095	$371	$655	$(1,472)	$(817)

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $8.2 million in 2007, $9.2 million in 2006, and $8.3 million in 2005. The non-interest income in 2006 included a $1.1 million gain on sale of a branch. Service charges on deposits decreased 3.6% in 2007 largely due to a decreased fees on overdrawn accounts and an increase of $6.6 million in average free checking account balances. Service charges on deposits declined 2.4% in 2006 largely due to decreased fees on overdrawn accounts and lower service charges on business checking accounts resulting from an increase in the average earnings credit. Other service charges and fees increased in 2007 and 2006 due to additional fee income on debit card transactions. Bank owned life insurance (“BOLI”) income increased to $511,000 in 2007 compared to $465,000 in 2006 and $438,000 in 2005, due to an increase in the yield on the underlying investments. Other income increased to $1,067,000 in 2007 due to increased gains on loan sales and fee income on cash management sweep services.

TABLE 3—NON-INTEREST INCOME

(Dollars in thousands)

				Percent Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Trust	$939	$944	$1,009	(.53)%	(6.44)%
Service charges on deposits	2,347	2,435	2,496	(3.61)	(2.44)
Other service charges	976	926	793	5.40	16.77
Insurance agency commissions	2,400	2,436	2,485	(1.48)	(1.97)
Income from BOLI	511	465	438	9.89	6.16
Gain on sale of branch	—	1,099	—	NM	NM
Other	1,067	889	1,045	20.02	(14.93)

Total	$8,240	$9,194	$8,266	(10.38)%	11.23%

There were no security sales in 2007. In 2006, securities of $66.3 million were sold at a net loss of $1.3 million in order to reduce long-term borrowings and fund the sale of a branch. In 2005, the Company had a net gain of $101,000 on security sales.

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years

TABLE 4—NON-INTEREST EXPENSE

(Dollars in thousands)

				Percent Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Salaries & employee benefits	$11,584	$11,572	$11,592.10%		(.17)%
Occupancy	1,687	1,699	1,866	(.71)	(8.95)
Equipment	1,541	1,689	1,954	(8.76)	(13.56)
Data processing	1,009	910	810	10.88	12.35
Professional fees	1,514	1,588	1,711	(4.66)	(7.19)
Marketing	546	941	626	(41.98)	50.32
Printing, postage and supplies	787	872	702	(9.75)	24.22
State franchise tax	751	746	748.67		(.27)
Prepayment penalty on FHLB debt	—	1,363	—	NM	NM
Amortization of intangibles	474	665	681	(28.72)	(2.35)
Other	1,423	1,267	1,178	12.31	7.56

Total	$21,316	$23,312	$21,868	(8.56)%	6.60%

Total non-interest expense in 2006 included prepayment penalties of $1.4 million on the payoff of $47.2 million in long-term FHLB advances. Salaries and benefits expense, which is the largest component of non-interest expense, remained relatively unchanged at $11.6 million for the past three years. Professional fees, marketing and printing, postage and supplies expenses were $554,000 higher in 2006, compared to 2007, $554,000 in 2007 due to the launch on the Company’s new corporate brand. Amortization expense declined in 2007 from 2006 due to sale of a previously acquired branch in 2006. Other expenses were higher in 2007 due to net losses on OREO sales of $205,000.

INCOME TAXES

In 2007, the effective tax rate was 18.8%. Due to the security losses and prepayment penalty on FHLB advances with relatively the same level of tax-exempt income and tax-deductible expenses, the Company had a tax benefit for 2006. In 2005, the effective tax rates were 15.2%.

FINANCIAL CONDITION

ASSETS

Total assets declined from $555.2 million at December 31, 2006 to $518.9 million at December 31, 2007. In 2006, the Company decided to exit the indirect car loan business, and as a result, the indirect loan portfolio declined to $28.9 million at the end of 2007 from $48.2 million at the end of 2006. In addition, commercial loan volume declined in 2007 with total commercial loans down approximately $13.7 million.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on amortized cost, at the dates indicated:

TABLE 5—SECURITIES PORTFOLIO

(Dollars in thousands)

	At December 31,
	2007	2006	2005
Securities available for sale:
U.S. Government agencies and sponsored entities	$14,581	$28,796	$80,268
U.S. Government agency and sponsored entity mortgage-backed securities	2,400	3,185	16,337
Other mortgage-backed securities	38,570	17,155	38,914
Municipals	32,725	33,623	37,480
Other securities	10	10	10

Total securities available for sale	$88,286	$82,769	$173,009

The Company increased its securities portfolio from $82.8 million at December 31, 2006 to $88.3 million at December 31, 2007 as loan demand declined. Excess liquid funds were invested in whole loan securities. In 2006, total securities declined $90.2 million to $82.8 million, compared to $173.0 million at December 31, 2005.

Approximately $93.7 million in securities were sold in 2006 to pay off Federal Home Loan Bank debt and fund the sale of one branch. In addition, most of the Company’s repurchase agreements were moved to a third-party cash management fund in the third and fourth quarters of 2006, reducing the amount of securities necessary for pledging.

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2007. Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. U.S. Government agency and sponsored entity notes, as well as municipal securities, are categorized based on contractual maturity. Yields do not include the effect of income taxes.

TABLE 6—SECURITIES PORTFOLIO REPRICING

(Dollars in thousands)

	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Government sponsored entity notes	$11,987	4.27%	$2,594	4.10%	$—	—%	$—	—%	$14,581	4.24%
U.S. Government agency and sponsored entity mortgage-backed securities	269	6.05	2,131	4.76	—	—	—	—	2,400	4.93
Other mortgage-backed securities	4,225	3.89	32,410	5.16	1,935	6.06	—	—	38,570	5.07
Municipals	100	4.50	567	3.36	7,633	4.61	24,425	5.32	32,725	5.12
Other securities	—		—		—		10	—	10	—

Total securities available for sale	$16,581	4.20	$37,702	5.04	$9,568	4.90	$24,435	5.32	$88,286	4.95

LOANS

Table 7 shows loans outstanding at period end by type of loan. Commercial and industrial loans declined from $89.6 million in 2003 to $62.5 million in 2007. The decline in the commercial and industrial loan portfolio has been largely offset by an increase in commercial real estate, which increased from $35.4 million in 2003 to $95.8 million in 2007, although total commercial industrial and commercial real estate loans were down $4.9 million in 2007 due to decreased loan demand. Commercial construction loans also decreased in 2007 by approximately $10.3 million. There was an increase in agricultural loan balances in 2007 of approximately $2.0 million. The Company continues to focus its commercial lending on small- to medium-sized companies with established track records in the Company’s market area.

Residential real estate loans declined $15.2 million to $124.8 million in 2007. One to four-family real estate loans decreased approximately $11.5 million due to increased originations of loans for sale in the secondary market. Home equity loans decreased approximately $3.7 million due to lower volume. Currently, the Company has approximately $22.4 million in residential real estate loans with a loan-to-value ratio greater than 80% for which private mortgage insurance has not been required. The Company does not offer residential real estate loan products with negative amortization.

Installment loans outstanding decreased $23.7 million to $40.6 million in 2007 from $64.2 million at December 31, 2006. Most of this decline is the result of the Company discontinuing its indirect lending activity in the third quarter of 2006. Installment have declined from 21.5% of the total loan portfolio at the end of 2003 to 11.3% of the total portfolio at the end of 2007, due to decreased demand for direct personal loans and the exit from indirect lending business.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2007, the highest commercial lending concentration was 8.1% for commercial rental real estate properties.

TABLE 7—LOAN PORTFOLIO

(Dollars in thousands)

	At December 31,
	2007	2006	2005	2004	2003
Commercial & industrial	$62,455	$76,182	$82,898	$90,136	$89,621
Commercial real estate	95,801	87,018	82,616	55,565	35,399
Real estate construction	9,203	19,958	9,743	13,114	11,296
Agricultural	24,910	22,916	23,468	22,210	22,841
Residential real estate	124,849	140,083	148,358	149,120	158,880
Installment	40,552	64,204	70,696	72,926	88,009
Other	—	—	—	—	4,011
Deferred net origination costs	(7)	(140)	(156)	(232)	(322)

Total	$357,763	$410,221	$417,623	$402,839	$409,735

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2007, which, based on contractual maturities, are due in the periods indicated. The table also sets forth the amounts of loans due after one year from December 31, 2007, which have predetermined rates and which have floating or adjustable rates.

TABLE 8—LOAN MATURITIES AND PRICE SENSITIVITY

(Dollars in thousands)

	Due in 1 Year or Less	Due After 1 Year to 5 Years	Due after 5 Years	Total
Commercial and industrial	$18,431	$15,003	$29,021	$62,455
Commercial real estate	12,492	6,841	76,468	95,801
Real estate construction	7,662	1,349	192	9,203
Agricultural	9,276	4,030	11,604	24,910

Total	$47,861	$27,223	$117,285	$192,369

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and industrial	$16,586	$45,869	$62,455
Commercial real estate	4,371	91,430	95,801
Real estate construction	3,439	5,764	9,203
Agricultural	5,851	19,059	24,910

Total	$30,247	$162,122	$192,369

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31 for each of the last five years:

TABLE 9—NON-PERFORMING ASSETS

(Dollars in thousands)

	2007	2006	2005	2004	2003
Non-accrual loans	$1,729	$8,365	$8,178	$2,874	$5,599
Accruing loans 90 days or more past due	253	0	0	0	248
Renegotiated loans	0	0	0	0	0
Other real estate owned	176	1,154	334	389	637

Total non-performing assets	$2,158	$9,519	$8,512	$3,263	$6,484

RATIOS
Non-performing assets to total loans and other real estate owned	.60%	2.31%	2.04%	.81%	1.58%
Ratio of loan loss allowance to non-performing loans	181	57	50	147	83

The Company’s policy is to place a commercial loan on non-accrual status when it reaches 90 days past due and any of the following conditions exist: 1) the borrower cannot meet the payment obligations under the loan; 2) full payment of principal and interest is not expected; 3) the borrower has filed for bankruptcy and a plan of reorganization or liquidation is not imminent; or 4) foreclosure action has been initiated. All other loans are typically placed on non-accrual status when legal action or charge-off is anticipated but no later than 120 days past due. The amount of non-accrual loans was $1.7 million at year-end 2007, compared to $8.4 million at year-end 2006, and included primarily one large commercial loan relationship of $553,000 with a gas station/convenience store. The decrease of $6.6 million between December 31, 2006 and December 31, 2007 is primarily due to the return to accrual status of one $4.6 million relationship and the charge-off of $680,000 on one commercial real estate relationship.

Other real estate owned increased in 2006 primarily due to adding one residential property for $745,000 associated with the relocation of the Company’s new Chief Executive Officer. This property was sold in November 2007.

Interest income recognized in 2007 on non-accrual loans outstanding at December 31, 2007 was $0; however, interest income that would have been recognized had the loans been accruing would have been approximately $135,000.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was decreased to $135,000 in 2007 from $1.3 million in 2006. The lower provision for loan losses in 2007 is a result of two factors. First, non-performing loans were down approximately $6.4 million at December 31, 2007 compared to December 31, 2006. As a result, the ratio of non-performing loans to total loans dropped to 0.55% at December 31, 2007 from 2.04% last year. Secondly, actual loan balances at December 31, 2007 were down $52.5 million from December 31, 2006 with the largest decrease in consumer loans, which had the highest historical loss experience. The percentage of the allowance for loan losses to total loans was 1.00% at December 31, 2007.

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

TABLE 10—ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Balance at beginning of period	$4,762	$4,058	$4,212	$4,830	$4,010

Charge-offs:
Commercial and industrial	(140)	(39)	(93)	(514)	(696)
Commercial real estate	(826)	(195)	(27)	(501)	(88)
Real estate construction	—	—	—	—	(9)
Agricultural	(17)	(29)	(77)	(173)	(35)
Residential real estate	(123)	(148)	(178)	(625)	(1,039)
Installment	(658)	(806)	(1,133)	(1,385)	(1,385)
Other	—	—	—	—	(316)

Total charge-offs	(1,764)	(1,217)	(1,508)	(3,198)	(3,622)

Recoveries:
Commercial and industrial	39	55	39	119	200
Commercial real estate	118	94	89	51	6
Real estate construction	—	—	—	—	9
Agricultural	13	22	11	41	—
Residential real estate	76	37	40	88	37
Installment	215	383	400	271	255
Other	—	—	—	110	16

Total recoveries	461	591	579	680	523

Net charge-offs	(1,303)	(626)	(929)	(2,518)	(3,099)
Provision for possible loan losses	135	1,330	775	1,900	3,919

Balance at end of period	$3,594	$4,762	$4,058	$4,212	$4,830

Ratio of net charge-offs to average loans outstanding during the period	0.34%	0.15%	0.23%	0.62%	0.77%

Average loans outstanding	$385,370	$422,452	$407,766	$408,779	$400,008

In 2006, the loan loss provision was increased $1.3 million for two large commercial loan relationships. One relationship was subsequently charged off in 2007 for approximately $680,000, and the other relationship was subsequently resolved with no loss to the Company. The allowance for loan losses as a percent of total loans at December 31 was 1.00% in 2007, 1.16% in 2006, and .97% in 2005.

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the agricultural business, and other local economic factors. Table 11 shows the allocation of the allowance for loan losses as of December 31, 2007.

TABLE 11—ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Commercial and industrial	$222	$989	$854	$679	$615
Commercial real estate	2,065	2,265	1,094	1,064	2,134
Real estate construction	3	3	59	73	164
Agricultural	20	44	20	105	1,220
Residential real estate	622	369	547	556	577
Installment	362	721	1,062	1,201	27
Unallocated	303	338	422	534	93

Total	$3,594	$4,762	$4,058	$4,212	$4,830

Percent of loans in each category to total loans
Commercial and industrial	17.0%	19.0%	20.0%	22.0%	22.0%
Commercial real estate	27.0	21.0	20.0	14.0	9.0
Real estate construction	3.0	5.0	2.0	3.0	3.0
Agricultural	7.0	5.0	5.0	6.0	6.0
Residential real estate	35.0	34.0	36.0	37.0	38.0
Installment	11.0	16.0	17.0	18.0	21.0
Other	0.0	0.0	0.0	0.0	1.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

OTHER ASSETS

In September 2000, $10 million was used to purchase bank owned life insurance with a cash surrender value that increases tax-free during future years at an adjustable rate. At December 31, 2007, the cash surrender value was $13.6 million. The intangible assets consisted of core deposit intangibles of $1.1 million, which is amortized over the expected life of the related core deposits, and goodwill of $3.8 million, which is tested annually for impairment in accordance with SFAS No. 141. In 2007 and 2006, no goodwill was expensed due to impairment of value. The Ada branch, which was acquired in 2001 as part of the Sabina Bank acquisition, was sold in the fourth quarter of 2006 and approximately $419,000 in associated core deposit intangibles was expensed.

DEPOSITS

Table 12 presents a summary of period end deposit balances. Total deposits decreased to $420.3 million in 2007 from $453.3 million in 2006 and $447.6 million in 2005. Non-interest bearing checking accounts have remained relatively stable at 14% to 15% of total deposits over the past three years. NOW accounts have remained relatively stable; however, balances do fluctuate seasonally within the public fund NOW accounts, which were approximately $14.1 million at December 31, 2007 and $23.1 million at December 31, 2006. In addition, one public fund customer with a balance of approximately $5.5 million at December 31, 2006 started using the Company’s cash management sweep product during 2007, resulting in a decrease of approximately $5.3 million in NOW account balances between year ends. Savings accounts have declined to 7% of total deposits at December 31, 2007 as customers moved to the higher-yielding money market account, which grew from $76.0 million, or 17% of total deposits, at December 31, 2006 to $86.0 million, or 21% of total deposits, at December 31, 2007. Certificates of deposit less than $100,000 decreased $6.4 million in 2007 but continued to represent 33% of deposits at the end of 2007. Certificates of $100,000 and over are primarily short-term public funds and brokered deposits. Balances of such large certificates fluctuate depending on the Company’s pricing strategy and funding needs at any particular time and were down to 7% of total deposits in 2007. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company had approximately $6.2 million of brokered deposits at December 31, 2007 through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS allows the Bank to offer FDIC insurance to local certificate customers in excess of the $100,000 limit through a national relationship with other banks. The amount of deposits currently from outside the Company’s market area is not significant.

	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$59,804	14%	$66,479	15%	$60,657	14%
NOW	75,924	18	88,464	19	107,424	24
Savings	30,534	7	32,512	7	49,914	11
Money market	85,837	21	75,953	17	40,649	9
CD’s less than $100,000	137,964	33	144,370	32	141,969	32
CD’s $100,000 and over	30,191	7	45,490	10	47,013	10

Total	$420,254	100%	$453,268	100%	$447,626	100%

The following table sets forth the dollar amount of time deposits maturing in the periods indicated:

TABLE 13—MATURITY OF TIME DEPOSITS

(Dollars in thousands)

	$100,000 or More	Less than $100,000	Total
Three months or less	$5,922	$29,425	$35,347
Over 3 months to 6 months	9,660	43,517	53,177
Over 6 months to 12 months	8,202	38,406	46,608
Over twelve months	6,407	26,616	33,023

Total	$30,191	$137,964	$168,155

OTHER BORROWINGS

At December 31, 2007, the Bank had outstanding $24.5 million of total borrowings from the FHLB. The advances have interest rates from 4.81% to 4.99% and are subject to restrictions or prepayment penalties. In addition, the FHLB has at its option the ability to convert $24,500,000 to variable rate three-month Libor advances. If the FHLB exercises this option, the Bank may repay the advances at interest rate reset dates with no penalty. During 2006, the Company paid off approximately $72.3 million in FHLB advances with a prepayment penalty of $1.4 million.

At December 31, 2007, the Company’s short-term borrowings consisted of $722,000 in treasury demand notes. Securities sold under repurchase agreements are no longer issued by the Company due to the introduction of a third-party cash management sweep. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated:

TABLE 14—SHORT-TERM BORROWINGS

(Dollars in thousands)

	December 31,
	2007	2006	2005
Amount of short-term borrowings outstanding at end of period	$722	$2,864	$30,027
Maximum amount of short-term borrowings outstanding at any month end during period	$2,014	$77,869	$42,942
Average amount of short-term borrowings outstanding during period	$870	$34,641	$31,749
Weighted average interest rate of short-term borrowings during period	4.72%	4.75%	2.99%
Weighted average interest rate of short-term borrowings at end of period	3.69%	4.37%	3.91%

In 2002, the Company participated in a securities sale commonly referred to as a “pooled trust preferred securities offering.” In that offering, the Company issued to a trust controlled by the Company $8.2 million in thirty-year debt securities. These securities had a quarterly adjustable interest rate equal to the three-month LIBOR rate plus 3.45% (currently 7.97%), and the trust issued capital securities of $8.0 million to an unrelated party.

On June 25, 2007, the Company refinanced the above long-term debt with another “pooled trust preferred securities offering” of $10.3 million in thirty-year debt securities. These securities have a fixed rate of 7.071% through September 6, 2012 and thereafter at the rate of 1.50% over the 3 month LIBOR. The securities issued by the Company are classified as Tier I capital for regulatory purposes, and the interest is deductible for federal income tax purposes.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2007, NB&T Financial met all of its capital requirements with a total risk-based capital ratio of 17.69%, a Tier 1 risk-based capital ratio of 16.73%, and a Tier 1 leverage ratio of 11.96%. For further information regarding NB&T Financial’s capital, see Note 15 to the Financial Statements in Item 8 of this annual report.

LIQUIDITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan to deposit ratio at December 31, 2007, was 85.1%, compared to 90.5% at December 31, 2006. Loans to total assets were 68.9% at the end of 2007, compared to 73.9% at the same time last year. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 32.8% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 92.8% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth. The Company is in the process of building three new branch locations. Two branches were opened in the first quarter of 2008 and the third branch is expected to open in the third quarter of 2008. As of December 31, 2007, the Company expects to fund approximately $1.9 million in additional construction costs.

INTEREST RATE RISK MANAGEMENT

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as Table 16 indicates at December 31, 2007, the results of these simulations are within those guidelines.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	Year End 2007	ALCO Guideline	Year End 2007	ALCO Guideline
+ 300	-4.6%	+10%	7.5%	+50%
+ 200	-2.9	+10	5.5	+30
+ 100	-1.4	+10	3.3	+15
- 100	1.1	+10	-4.5	+15
- 200	1.7	+10	-10.0	+30
- 300	2.1	+10	-16.1	+50

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

EFFECT OF RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. Management has evaluated the potential impact of adopting SFAS No. 159 on our financial statements and has determined it will have no material impact.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-

dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating FAS 157 and does not anticipate the new standard will have a material impact on the Company’s financial statements.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion-1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and , therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The Company does not currently own any split-dollar life insurance, and management does not anticipate the new standard will have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

-I N D E X-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NB&T Financial Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

February 15, 2008

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2007 and 2006

(Dollars in Thousands)

	2007	2006
Assets
Cash and due from banks	$12,707	$15,620
Interest-bearing deposits	10,699	156
Federal funds sold	2,749	3,197

Cash and cash equivalents	26,155	18,973

Available-for-sale securities	89,285	82,896
Loans held for sale	1,503	144
Loans, net of allowance for loan losses of $3,594 and $4,762 at December 31, 2007 and 2006	354,169	405,459
Premises and equipment	15,453	13,424
Federal Reserve and Federal Home Loan Bank stock	9,023	9,021
Earned income receivable	3,288	3,675
Goodwill	3,825	3,825
Core deposits and other intangibles	1,105	1,579
Bank-owned life insurance	13,564	13,053
Other	1,552	3,133

Total assets	$518,922	$555,182

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$59,804	$66,479
Savings, NOW and money market	192,295	196,929
Time	168,155	189,860

Total deposits	420,254	453,268

Short-term borrowings	722	2,864
Long-term debt	34,810	36,748
Interest payable and other liabilities	4,253	4,079

Total liabilities	460,039	496,959

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	10,380	10,236
Retained earnings	54,810	53,926
Unearned employee stock ownership plan (ESOP) shares	(749)	(952)
Accumulated other comprehensive income	658	85
Treasury stock, at cost Common; 2007—640,638 shares, 2006—586,518 shares	(7,216)	(6,072)

Total stockholders’ equity	58,883	58,223

Total liabilities and stockholders’ equity	$518,922	$555,182

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands, except per share amounts)

	2007	2006	2005
Interest and Dividend Income
Loans	$27,699	$28,460	$25,535
Securities
Taxable	2,209	3,189	4,629
Tax-exempt	1,653	1,743	1,886
Federal funds sold	744	180	396
Dividends on Federal Home Loan and Federal Reserve Bank stock	591	509	423
Deposits with financial institutions	51	15	17

Total interest and dividend income	32,947	34,096	32,886

Interest Expense
Deposits	12,223	11,218	6,972
Short-term borrowings	41	1,645	951
Long-term debt	2,012	2,932	5,845

Total interest expense	14,276	15,795	13,768

Net Interest Income	18,671	18,301	19,118
Provision for Loan Losses	135	1,330	775

Net Interest Income After Provision for Loan Losses	18,536	16,971	18,343

Noninterest Income
Trust income	939	944	1,009
Service charges on deposits	2,347	2,435	2,496
Other service charges and fees	976	926	793
Insurance agency commissions	2,400	2,436	2,485
Net realized gains (losses) on sales of available-for-sale securities	—	(1,342)	101
Income from bank owned life insurance	511	465	438
Gain on sale of branch	—	1,099	—
Other	1,067	889	1,045

Total noninterest income	8,240	7,852	8,367

Noninterest Expense
Salaries and employee benefits	$11,584	$11,572	$11,592
Net occupancy expense	1,687	1,699	1,866
Equipment expense	1,541	1,689	1,954
Data processing fees	1,009	910	810
Professional fees	1,514	1,588	1,711
Marketing expense	546	941	626
Printing, postage and supplies	787	872	702
State franchise tax	751	746	748
Prepayment penalty of FHLB debt	—	1,363	—
Amortization of intangibles	474	665	681
Other	1,423	1,267	1,178

Total non-interest expense	21,316	23,312	21,868

Income Before Income Tax	5,460	1,511	4,842

Provision (Benefit) for Income Taxes	1,028	(345)	737

Net Income	$4,432	$1,856	$4,105

Basic Earnings Per Share	$1.39	$.58	$1.30

Diluted Earnings Per Share	$1.39	$.58	$1.30

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2005	1,000	9,828	54,688	(1,337)	225	(5,803)	58,601
Comprehensive income
Net income			4,105				4,105
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(1,176)		(1,176)

Total comprehensive income							2,929

Dividends on common stock, $1.04 per share			(3,292)				(3,292)
Purchase of stock (20,150 shares)						(482)	(482)
Tax benefit on stock options exercised		46					46
Stock options exercised		223				251	474
ESOP shares earned	—	37	—	185	—	—	222

Balance, December 31, 2005	$1,000	$10,134	$55,501	$(1,152)	$(951)	$(6,034)	$58,498
Comprehensive income
Net income			1,856				1,856
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					1,036		1,036

Total comprehensive income							2,892

Dividends on common stock, $1.08 per share			(3,431)				(3,431)
Purchase of stock (3,681 shares)						(75)	(75)
Tax benefit on stock options exercised		3					3
Stock options exercised		29				37	66
Stock options expense		63					63
ESOP shares earned	—	7	—	200	—	—	207

Balance, December 31, 2006	$1,000	$10,236	$53,926	$(952)	$85	$(6,072)	$58,223
Comprehensive income
Net income			4,432				4,432
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					573		573

Total comprehensive income							5,005

Dividends on common stock, $1.12 per share			(3,548)				(3,548)
Purchase of stock (57,120 shares)						(1,176)	(1,176)
Tax expense on stock options exercised		(2)					(2)
Stock options exercised		20				32	52
Stock options expense		119					119
ESOP shares earned	—	7	—	203	—	—	210

Balance, December 31, 2007	$1,000	$10,380	$54,810	$(749)	$658	$(7,216)	$58,883

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands)

	2007	2006	2005
Operating Activities
Net income	$4,432	$1,856	$4,105
Items not requiring (providing) cash:
Depreciation and amortization	1,843	2,522	2,252
Provision for loan losses	135	1,330	775
Amortization (accretion) of premiums and discounts on securities	(7)	591	983
ESOP shares earned	203	207	222
Stock options expense	119	63	—
Deferred income taxes	345	(778)	55
Proceeds from sale of loans held for sale	12,568	3,009	2,155
Originations of loans held for sale	(13,676)	(3,094)	(2,123)
Gain from sale of loans	(251)	(59)	(32)
Net realized (gains) losses on available-for-sale securities	—	1,342	(101)
FHLB stock dividends	—	(465)	(380)
Changes in:
Interest receivable	387	372	(654)
Other assets	784	(881)	(668)
Interest payable and other liabilities	(118)	(976)	1,027

Net cash provided by operating activities	6,764	5,039	7,616

Investing Activities
Purchases of available-for-sale securities	(35,505)	(71,601)	(28,216)
Proceeds from maturities of available-for-sale securities	29,991	93,651	16,184
Proceeds from the sales of available-for-sale securities	—	66,258	7,545
Net change in loans	51,155	6,776	(15,713)
Purchases of premises and equipment	(3,398)	(1,683)	(1,171)
Proceeds on sales of premises and equipment	3	386	—

Net cash provided (used) in investing activities	42,246	93,787	(21,371)

Financing Activities
Net increase (decrease) in demand deposits, money market, now and savings accounts	(11,309)	4,764	(7,707)
Net increase (decrease) in certificates of deposit	(21,705)	878	2,740
Net increase (decrease) in short-term borrowings	(2,142)	(27,163)	12,004
Issuance of long-term debt	10,000
Repayment of long-term debt	(12,000)	(72,291)	(2,634)
Proceeds from stock options exercised	52	66	474
Purchase of treasury stock	(1,176)	(75)	(482)
Dividends paid	(3,548)	(3,431)	(3,292)

Net cash provided (used) in financing activities	(41,828)	(97,252)	1,103

Increase (Decrease) in Cash and Cash Equivalents	7,182	1,574	(12,652)
Cash and Cash Equivalents, Beginning of Year	18,973	17,399	30,051

Cash and Cash Equivalents, End of Year	$26,155	$18,973	$17,399

Supplemental Cash Flows Information
Interest paid	$14,326	$15,921	$13,666
Income taxes paid (net of refunds)	768	347	684

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (“Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”) and NB&T Statutory Trust I (“Trust I”) and NB&T Statutory Trust III (“Trust III”). In accordance with FIN 46R, Trust I and Trust III are not consolidated into these financial statements. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Brown, Clermont, Clinton, Highland, and Warren counties in Ohio. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“Agency”). The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Years Ended December 31, 2007, 2006 and 2005

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

Years Ended December 31, 2007, 2006 and 2005

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

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2007 was $2,933,000.

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2007:
U.S. government agencies and sponsored entities	$14,581	$36	$(42)	$14,575
Mortgage-backed securities	40,970	401	(78)	41,293
State and political subdivisions	32,725	691	(9)	33,407
Other securities	10	—	—	10

	$88,286	$1,128	$(129)	$89,285

December 31, 2006:
U.S. government agencies and sponsored entities	$28,796	$—	$(434)	$28,362
Mortgage-backed securities	20,340	14	(353)	20,001
State and political subdivisions	33,623	937	(37)	34,523
Other securities	10	—	—	10

	$82,769	$951	$(824)	$82,896

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$12,087	$12,064
One to five years	3,161	3,182
Five to ten years	7,633	7,746
After ten years	24,425	24,990

	47,306	47,982
Mortgage-backed securities	40,970	41,293
Other asset-backed securities	10	10

Totals	$88,286	$89,285

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $29,264,000 at December 31, 2007, and $39,255,000 at December 31, 2006. The book value of securities sold under agreements to repurchase amounted to $1,093,000 at December 31, 2006.

There were no sales of available-for sale securities in 2007. Gross gains of $11,000 and $107,000 and gross losses of $1,353,000 and $6,000 resulting from sales of available-for-sale securities were realized for 2006 and 2005, respectively. The tax benefit for net losses on securities transactions for 2006 was $456,000. The tax expense for net gains on securities transactions for 2005 was $34,000.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2007
U.S. Government agency and sponsored entity notes	$—	$—	$5,960	$(42)	$5,960	$(41)
U.S. Government agency and sponsored entity mortgage-backed securities	3	—	12,616	(77)	12,619	(77)
Municipals	—	—	1,740	(9)	1,740	(9)
Other securities	1,936	(1)	0	0	1,936	(1)

Total Securities	$1,939	$(1)	$20,316	$(128)	$22,255	$(129)

December 31, 2006
U.S. Government agency and sponsored entity notes	$—	$—	$25,362	$(434)	$25,362	$(434)
U.S. Government agency and sponsored entity mortgage-backed securities	1,864	(4)	17,097	(349)	18,961	(353)
Municipals	243	—	1,726	(37)	1,969	(37)
Other securities	0	0	0	0	0	0

Total Securities	$2,107	$(4)	$44,185	$(820)	$46,292	$(824)

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

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2007	2006
Commercial and industrial	$62,455	$76,182
Agricultural	24,910	22,916
Real estate construction	9,203	19,958
Commercial real estate	95,801	87,018
Residential real estate	124,849	140,083
Consumer	40,552	64,204

Total loans	357,770	410,361
Less: Net deferred loan fees, premiums and discounts	(7)	(140)
Allowance for loan losses	(3,594)	(4,762)

Net loans	$354,169	$405,459

Activity in the allowance for loan losses was as follows (thousands):

	2007	2006	2005
Balance, beginning of year	$4,762	$4,058	$4,212
Provision charged to expense	135	1,330	775
Recoveries of previous charge-offs	461	591	579
Losses charged off	(1,764)	(1,217)	(1,508)

Balance, end of year	$3,594	$4,762	$4,058

Impaired loans totaled $2,046,000 and $6,854,000 at December 31, 2007 and 2006, respectively. An allowance for loan losses of $65,000 and $1,800,000 relates to impaired loans of $389,000 and $6,047,000, at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, impaired loans of $1,657,000 and $807,000 had no related allowance for loan losses.

Interest of $80,000 and $0 was earned on average impaired loans during 2007 and 2006, respectively. Interest of $382,000 and $74,000 was recognized, on a cash basis only, on average impaired loans of $4,198,000 and $6,414,000 for 2007 and 2006. At December 31, 2007,there were $253,000 of accruing loans delinquent 90 days or more and none at December 31, 2006. Non-accruing loans at December 31, 2007 and 2006 were $1,729,000 and $8,365,000, respectively.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows (thousands):

	2007	2006
Land	$3,383	$2,550
Buildings and improvements	13,264	12,980
Leasehold improvements	420	420
Construction in progress	1,404	185
Equipment	13,326	12,278

	$31,797	$28,413
Less accumulated depreciation and amortization	(16,344)	(14,989)

Net premises and equipment	$15,453	$13,424

During 2006, the Company sold a branch and two buildings located in northern Ohio. The book value of the premises and equipment sold was approximately $471,000.

Note 6: Operating Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $85,000, $79,000, and $92,000 for years 2007, 2006, and 2005, respectively.

The minimum future lease payments for each of the next five years is as follows: (Thousands)

2008	$71
2009	58
2010	58
2011	63
2012	61

Note 7: Goodwill

All goodwill is allocated to the banking segment of the business and totaled $3,825,000 at December 31, 2007 and 2006.

Note 8: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2007 and 2006, were (thousands):

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits	$2,992	$(2,809)	$2,992	$(2,694)
Other	2,061	(1,139)	2,325	(1,044)

	$5,053	$(3,948)	$5,317	$(3,738)

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Certain organization costs related to the issuance of trust preferred debt were fully amortized in 2007.

Amortization expense for the years ended December 31, 2007 and 2006, was $474,000 and $665,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2008	$225
2009	172
2010	127
2011	67
2012	8

Note 9: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $30,191,000 on December 31, 2007, and $45,490,000 on December 31, 2006. At December 31, 2007, the scheduled maturities of time deposits were as follows (thousands):

2008	$135,132
2009	14,839
2010	5,513
2011	8,762
2012	3,516
Thereafter	393

$168,155

Note 10: Short-Term Borrowings

Short-term borrowings included the following (thousands):

	2007	2006
Securities sold under repurchase agreements	$—	$1,072
U. S. Treasury demand notes	722	1,792

Total short-term borrowings	$722	$2,864

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. agency notes, and such collateral is held by the Federal Reserve Bank. The maximum amount of outstanding agreements at any month end during 2007 and 2006 totaled $1,179,000 and $50,619,000 and the daily average of such agreements totaled $136,000 and $28,007,000. The Company discontinued securities sold under repurchase agreements in 2007.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Note 11: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2007	2006
Federal Home Loan Bank Advances	$24,500	$28,500
Junior subordinated debentures	10,310	8,248

Total	$34,810	$36,748

The Federal Home Loan Bank advances are secured by mortgage loans totaling $102,680,000 at December 31, 2007. Advances, at interest rates from 4.81 to 4.99 percent, are subject to restrictions or penalties in the event of prepayment. In addition, the Federal Home Loan Bank has at its option the ability to convert these advances to variable rate three-month Libor advances. If the Federal Home Loan Bank exercises this option, the Bank may repay the advance at interest rate reset dates with no penalty. All outstanding Federal Home Loan Bank advances mature in 2011.

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

Years Ended December 31, 2007, 2006 and 2005

The Corporation has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 20 consecutive semi-annual periods.

As of December 31, 2007 and December 31, 2006, the outstanding principal balance of the Capital Securities was $10,000,000 and $8,000,000, respectively. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 12: Income Taxes

The provision for income taxes includes these components (thousands):

	2007	2006	2005
Taxes currently payable	$683	$433	$682
Deferred income taxes	345	(778)	55

Income tax (benefit) expense	$1,028	$(345)	$737

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below (thousands):

	2007	2006	2005
Computed at the statutory rate (34%)	$1,857	$514	$1,646
Increase (decrease) resulting from
Tax exempt interest	(499)	(536)	(606)
ESOP dividend	(184)	(181)	(165)
Bank owned life insurance	(174)	(158)	(149)
Other	28	16	11

Actual tax (benefit) expense	$1,028	$(345)	$737

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2007	2006
Deferred tax assets
Intangible asset amortization	$7	$68
Allowance for loan losses	1,098	1,482
Accruals not currently deductible	341	356
AMT credit carry forward	867	938
Nonaccrual loan interest collected	91	—
Stock options not currently deductible	30	—
Other	21	7

	$2,455	$2,851

Deferred tax liabilities
Deferred loan costs	(85)	—
Depreciation	(301)	(398)
FHLB stock dividends	(1,308)	(1,308)
Prepaid assets currently deductible	(99)	(136)
Unrealized gains on available-for-sale securities	(339)	(44)
Other	—	(1)

	(2,132)	(1,887)

Net deferred tax asset	$323	$964

Note 13: Change in Accounting Principle

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

In 2006, the Company adopted SFAS 123(R) Share-Based Payments for the accounting of stock options and other equity awards. The Company adopted FAS 123(R) using the modified prospective method and previous years have not been restated. The Company’s current granted stock options vest over periods ranging from three to five years to selected employees and to all directors. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years. The Company has used the Black-Scholes option pricing model for all grant date estimations of fair value as the Company believes its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. The expected term of an option represents the period of time the Company expects the options granted to be outstanding. The Company bases this estimate on a number of factors including vesting period,

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

historical data and expected volatility. The expected volatility used in the option pricing calculation is estimated considering historical volatility. The expected dividend yield represents the dividends expected to be paid on the underlying shares during the current year. The Company’s options do not permit option holders to receive dividends and therefore the expected dividend yield was factored into the calculation. The risk-free rate is assumed to be a short-term treasury rate on the date of grant such as a U.S. Treasury issue with a term equal to the expected term of the option. Our adoption of SFAS 123(R) impacted our results of operations by increasing salaries and benefits expense. The amount of the impact was immaterial to the Company for the year ended December 31, 2007.

For purposes of pro forma disclosure, for the period ended December 31, 2005, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been (thousands, except per share amounts):

2005
Net income, as reported	$4,105
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(122)

Pro forma net income	$3,983

Earnings per share:
Basic—as reported	$1.30

Basic—pro forma	$1.26

Diluted—as reported	$1.30

Diluted—pro forma	$1.26

Note 14: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	2007	2006	2005
Unrealized gains (losses) on securities available for sale	$870	$228	$(1,681)
Reclassification for realized amount included in income	—	(1,342)	101

Other comprehensive income (loss), before tax effect	870	1,570	(1,782)
Tax expense (benefit)	297	534	(606)

Other comprehensive income (loss)	$573	$1,036	$(1,176)

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

Years Ended December 31, 2007, 2006 and 2005

accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized, the Company must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The Company and subsidiary bank’s actual capital amounts and ratios are also presented in the following table (thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$66,230	17.69%	$29,953	8.0%	N/A	N/A
Bank	58,738	15.73	29,870	8.0	$37,337	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	62,636	16.73	14,977	4.0	N/A	N/A
Bank	55,144	14.77	14,935	4.0	22,402	6.0
Tier I Capital (to Average Assets)
Consolidated	62,636	11.96	20,945	4.0	N/A	N/A
Bank	55,144	10.54	20,923	4.0	26,154	5.0
As of December 31, 2006
Total Risk-Based Capital (to Risk- Weighted Assets)
Consolidated	$64,856	15.69%	$33,071	8.0%	N/A	N/A
Bank	57,855	14.05	32,937	8.0	$41,171	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	60,094	14.54	16,536	4.0	N/A	N/A
Bank	53,092	12.90	16,468	4.0	24,702	6.0
Tier I Capital (to Average Assets)
Consolidated	60,094	10.90	22,044	4.0	N/A	N/A
Bank	53,092	9.65	22,014	4.0	27,518	5.0

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2007, no retained earnings were available for dividend declaration without prior regulatory approval.

Note 16: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2007	2006
Balance, January 1	$5,568	$5,110
New loans	844	676
Payments	(1,811)	(218)
Other changes	—	—

Balance, December 31	$4,601	$5,568

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

Deposits from related parties held by the Bank at December 31, 2007 and 2006 totaled $719,000 and $971,000 respectively.

Note 17: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2007, 2006 and 2005 were $192,000, $211,000 and $180,000, respectively.

Also, the Bank has a deferred compensation agreement with certain retired officers. The agreement provides level monthly or annual payments ranging from four to twenty years after retirement. The charge to expense for the agreement was $53,000, $6,000 and $245,000 for 2007, 2006 and 2005, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.5% discount factor.

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

Years Ended December 31, 2007, 2006 and 2005

Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

ESOP compensation expense was $210,000, $206,000 and $192,000 for years 2007, 2006 and 2005, respectively. The ESOP shares as of December 31 were as follows:

	2007	2006
	Total Shares	Total Shares
Allocated shares	489,981	525,444
Committed to be released	—	—
Unearned shares	38,636	48,830

Total ESOP shares	528,617	574,274

Fair value of unearned shares at December 31	$769,000	$986,000

Note 18: Stock Option Plan

The Company adopted a new Equity Plan in 2006, which is shareholder approved, and permits the Company to grant options, restricted stock or stock appreciation rights of up to 270,000 shares of common stock. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have a ten-year contractual term. The previous plan, which was terminated in 2006, still has options to purchase 95,000 shares outstanding at December 31, 2007. These options vest over five years. Certain option and share awards provide for an exchange of unvested options for a cash payment or shares of stock if there is a change in control (as defined in the Plan). The compensation cost for the stock option expense recognized in 2007 and 2006 was calculated for all grants based on the grant date’s fair value and totaled $119,000 and $63,000, respectively. The related tax benefit for 2007 and 2006 was $40,000 and $21,000.

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

	2007	2006	2005
Expected volatility	24.7% – 25.1%	26.2% – 26.8%	20.0%
Weighted-average volatility	24.94%	26.44%	20.0%
Expected dividends	5.21% – 5.46%	4.93% – 5.27%	4.52%
Expected term (in years)	6.0	6.0	9.0
Risk-free Rate	4.53% – 4.64%	4.72%	4.10%
Weighted-average fair value of options granted during the year	$3.43	$3.72	$3.43

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	196,000	$22.86
Granted	14,000	21.14
Exercised	(3,000)	17.25
Forfeited or expired	(20,000)	25.29

Outstanding, end of year	187,000	$22.56	6.68	$25,990

Exerciseable, end of year	108,167	$23.09	5.47	$22,763

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $10,000, $9,000 and $121,000, respectively.

As of December 31, 2007, there was $209,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Note 19: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except per share amounts):

	2007	2006	2005
Basic earnings per share:
Net income	$4,432	$1,856	$4,105

Weighted average common shares outstanding	3,188,298	3,174,582	3,161,630
Basic earnings per share	$1.39	$.58	$1.30

Diluted earnings per share:
Net income	$4,432	$1,856	$4,105

Weighted average common shares outstanding	3,188,298	3,174,582	3,161,630
Effect of dilutive securities – stock options	1,364	1,177	6,248

Average shares and dilutive potential common shares	3,189,662	3,175,759	3,167,878

Diluted earnings per share	$1.39	$.58	$1.30

Options to purchase 181,000 shares of common stock at $20.50 to $30.50 per share were outstanding at December 31, 2007, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 187,000 shares of common stock at $20.50 to $30.50 per share were outstanding at December 31, 2006, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Options to purchase 120,700 shares of common stock at $22.00 to $30.50 per share were outstanding at December 31, 2005, but not include in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$26,155	$26,155	$18,973	$18,973
Available-for-sale securities	89,285	89,285	82,896	82,896
Loans including loans held for sale, net	354,169	356,788	405,459	402,826
Stock in FRB and FHLB	9,023	9,023	9,021	9,021
Interest receivable	3,288	3,288	3,675	3,675
Financial liabilities
Deposits	420,254	420,395	453,268	453,122
Short-term borrowings	722	722	2,864	2,864
Long-term debt	34,810	35,492	36,748	36,286
Interest payable	641	641	691	691

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2007 and 2006. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2007 and 2006 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2007 and 2006, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

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

At December 31, 2007 and 2006, the Bank had outstanding commitments to originate business loans aggregating approximately $3,736,000 and $3,001,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $151,000 and $266,000 at December 31, 2007 and 2006 respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $2,758,000 and $933,000, at December 31, 2007 and 2006, respectively, with terms ranging from 30 days to 3 years.

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

Total mortgage loans in the process of origination amounted to $349,000 and $634,000 with commitments to originate loans at fixed rates of interest or $349,000 and $0 at December 31,2007 and 2006. There were $1,503,000 and $144,000 mortgage loans held for sale at December 31, 2007 and 2006.

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

At December 31, 2007, the Bank had granted unused lines of credit to borrowers aggregating approximately $17,755,000 and $21,412,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2006, the Bank had granted unused lines of credit to borrowers aggregating approximately $28,538,000 and $23,913,000 for commercial lines and open-end consumers lines, respectively.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The Bank had $2,749,000 in Federal Funds sold invested at US Bank.

The Company is in the process of building three new branch locations. Two branches were opened in the first quarter of 2008 and the third branch is expected to open in the third quarter of 2008. As of December 31, 2007, the Company expects to fund approximately $1.9 million in additional construction costs.

Note 22: Future Change in Accounting Principle

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. Management has evaluated the potential impact of adopting SFAS No. 159 on our financial statements and has determined it will have no material impact.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating FAS 157 and does not anticipate the new standard will have a material impact on the Company’s financial statements.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion-1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and , therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The Company does not currently own any split-dollar life insurance, and management does not anticipate the new standard will have a material impact on the Company’s financial statements.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Note 23: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

Condensed Balance Sheets

	2007	2006
Assets
Cash and due from banks	$6,385	$6,407
Investment in common stock of banking subsidiary	60,734	58,466
Investment in nonbanking subsidiary	385	302
Due from bank subsidiary	885	674
Other assets	1,745	1,495

Total assets	$70,134	$67,344

Liabilities
Long-term debt	$10,310	$8,248
Other liabilities	941	873

Total liabilities	11,251	9,121

Stockholders’ Equity	58,883	58,223

Total liabilities and stockholders’ equity	$70,134	$67,344

Condensed Statements of Income

	2007	2006	2005
Income
Dividends from banking subsidiary	$3,300	$3,000	$4,500

Total income	3,300	3,000	4,500

Expenses
Interest expense	744	713	562
Directors Fees	62	63	41
Amortization of loan costs	115	119	9
Other expenses	51	43	40

Total expenses	972	938	652

Income Before Income Tax and Equity in Undistributed Income of Banking Subsidiary	2,328	2,062	3,848
Income Tax Benefit	(509)	(495)	(402)

Income Before Equity in Undistributed Income of Banking Subsidiary	2,837	2,557	4,250
Equity in Undistributed Income of Banking Subsidiary	1,574	(722)	(162)
Equity in Undistributed Income of Nonbanking Subsidiary	21	21	17

Net Income	$4,432	$1,.856	$4,105

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Condensed Statements of Cash Flows

	2007	2006	2005
Operating Activities
Net income	$4,432	$1,856	$4,105
Items not requiring (providing) cash	(1,782)	525	307

Net cash provided by operating activities	2,650	2,381	4,412

Financing Activities
Cash dividends paid	(3,548)	(3,431)	(3,292)
Proceeds from stock options exercised	52	66	474
Purchase of treasury stock	(1,176)	(75)	(482)
Issuance of long-term debt	10,000	—	—
Repayment of long-term debt	(8,000)	—	—

Net cash used in financing activities	(2,672)	(3,440)	(3,300)

Net Change in Cash and Cash Equivalents	(22)	(1,059)	1,112
Cash and Cash Equivalents at Beginning of Year	6,407	7,466	6,354

Cash and Cash Equivalents at End of Year	$6,385	$6,407	$7,466

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2007, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

NB&T Financial Group, Inc.

Management’s Report on Internal Control Over Financial Reporting

Management of NB&T Financial Group, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2007.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations, however, are known features of the financial reporting process. It is possible, therefore, to design into the process safeguards to reduce, though not eliminate, this risk.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ John J. Limbert President & Chief Executive Officer March 18, 2008	/s/ Craig F. Fortin Chief Financial Officer March 18, 2008

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

The NB&T Financial Group, Inc. Code of Ethics is posted on the registrant’s web site at www.nbtdirect.com. Amendments to the Code of Ethics and waivers of the provisions of the Code of Ethics will also be posted on the registrant’s web site.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information contained in the Proxy Statement under the caption “VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein by reference. The information in Item 5 of this Form 10-K regarding shares to be issued upon the exercise of options is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Financial Statement Schedules—None

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan

10.2	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.3	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith

10.4	National Bank & Trust Incentive Plan

10.5	NB&T Financial Group, Inc. 2006 Equity Plan

10.6	Stock Option Award Agreement for John J. Limbert

10.7	Branch Purchase and Assumption Agreement by and between Liberty National Bank and the National Bank and Trust Company

10.8	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards

10.9	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options

10.10	Severance Agreement for Craig F. Fortin

10.11	Severance Agreement for Stephen G. Klumb

10.12	Employment Agreement with John J. Limbert

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants – BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.2	Proxy Statement for 2008 annual meeting of shareholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/s/ JOHN J. LIMBERT
John J. Limbert
President and Chief Executive Officer
March 18, 2008		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CRAIG F. FORTIN	By	/s/ JOHN J. LIMBERT
	Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		John J. Limbert President, Chief Executive Officer and a Director
Date: March 18, 2008		Date: March 18, 2008

By	/s/ TIMOTHY L. SMITH	By	/s/ G. DAVID HAWLEY
	Timothy L. Smith Director		G. David Hawley Director
Date: March 18, 2008		Date: March 18, 2008

By	/s/ S. CRAIG BEAM	By	/s/ BROOKE WILLIAMS JAMES
	S. Craig Beam Director		Brooke Williams James Director
Date: March 18, 2008		Date: March 18, 2008

By	/s/ ROBERT A. RAIZK	By	/s/ CHARLES L. DEHNER
	Robert A. Raizk Director		Charles L. Dehner Director
Date: March 18, 2008		Date: March 18, 2008

By	/s/ DARLEEN M. MYERS	By	/s/ D. JEFFERY LYKINS
	Darleen M. Myers Director		D. Jeffery Lykins Director
Date: March 18, 2008		Date: March 18, 2008

By	/s/ DANIEL A. DIBIASIO
Daniel A. DiBiasio Director
Date: March 18, 2008

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A (File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003 (File No. 000-23134)

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-1 filed by registrant on July 2, 1993 (Registration No. 33-65608), Exhibit 10.1

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1 (File No. 000-23134)

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2 (File No. 000-23134)

10.4*	National Bank & Trust Incentive Plan	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 27, 2006, Exhibit 99.1 (File No. 000-23134)

10.5*	NB&T Financial Group, Inc. 2006 Equity Plan	Incorporated by reference to registrant’s Definitive Proxy Statement, dated March 28, 2006, Exhibit A (File No. 000-23134)

10.6*	Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on May 11, 2006, Exhibit 10.4 (File No. 000-23134)

10.7	Branch Purchase and Assumption Agreement by and between Liberty National Bank and the National Bank and Trust Company	Incorporated by reference to registrant’s Form 10-Q filed on August 10, 2006, Exhibit 10.1 (File No. 000-23134)

10.8	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards	Incorporated by reference to registrant’s Form 10-Q filed on November 13, 2006, Exhibit 10.1 (File No. 000-23134)

10.9	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options	Incorporated by reference to registrant’s Form 8-K filed on April 28, 2006, Exhibit 10.2 (File No. 000-23134)

10.10*	Severance Agreement for Craig F. Fortin	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.2 (File No. 000-23134)

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
10.11*	Severance Agreement for Stephen G. Klumb	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.3 (File No. 000-23134)

10.12*	Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Form 8-K filed on November 23, 2007, Exhibit 1 (File No. 000-23134)

21	Subsidiaries of NB&T Financial Group, Inc.	Included herewith

23	Consent of Independent Accountants—BKD, LLP	Included herewith

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	Included herewith

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith

99.2	Proxy Statement for 2008 annual meeting of shareholders	Incorporated by reference to the registrant’s definitive proxy statement to be filed on or before March 28, 2008.

*	Indicates a management contract or compensatory plan or arrangement.