Form 10-Q
period 2008-03-31
NB&T FINANCIAL GROUP INC
filed 2008-05-15
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 5, 2008, 3,170,301 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2008 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$10,810	$12,707
Interest-bearing deposits	15,522	10,699
Federal funds sold	16,741	2,749

Cash and cash equivalents	43,073	26,155

Interest-bearing time deposits	10,000	—
Securities - available-for-sale	89,311	89,275
Loans held for sale	222	1,503
Loans, net of allowance for loan losses of $3,534 and $3,594	338,164	354,169

Total loans	338,336	355,672
Premises and equipment	16,230	15,453
Federal Reserve and Federal Home Loan Bank stock	9,131	9,023
Earned income receivable	2,920	3,288
Goodwill and other intangibles	4,874	4,930
Bank-owned life insurance	13,689	13,564
Other assets	2,049	1,562

Total assets	$529,663	$518,922

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$59,711	$59,804
Savings, NOW and Money Market	191,283	192,295
Time	174,899	168,155

Total deposits	425,893	420,254

Short-term borrowings	796	722
Long-term debt	39,810	34,810
Interest payable and other liabilities	3,904	4,253

Total liabilities	470,403	460,039

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,335	10,380
Retained earnings	54,919	54,810
Unearned employee stock ownership plan (ESOP) shares	(699)	(749)
Accumulated other comprehensive income	1,013	658
Treasury stock; 648,649 shares - 2008 and 640,638 shares - 2007	(7,306)	(7,216)

Total stockholders’ equity	59,260	58,883

Total liabilities and stockholders’ equity	$529,663	$518,922

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2008	2007
	(Unaudited)
Interest and Dividend Income
Loans	$5,950	$6,946
Securities-taxable	759	413
Securities-tax-exempt	392	418
Federal funds sold and other	270	97
Dividends on Federal Home Loan and Federal Reserve Bank stock	120	142

Total interest and dividend income	7,491	8,016

Interest Expense
Deposits	2,522	3,083
Short-term borrowings	4	18
Long-term debt	510	532

Total interest expense	3,036	3,633

Net Interest Income	4,455	4,383

Provision for Loan Losses	95	5

Net Interest Income After Provision for Loan Losses	4,360	4,378

Non-interest Income
Trust income	235	229
Service charges and fees	811	747
Insurance agency commissions	742	704
Other	489	351

Total non-interest income	2,277	2,031

Non-interest Expense
Salaries and employee benefits	3,071	2,878
Net occupancy expense	511	427
Equipment and data processing expense	675	612
Professional fees	345	359
Marketing expense	73	109
State franchise tax	193	185
Amortization of intangibles	56	147
Other	466	490

Total non-interest expense	5,390	5,207

Income Before Income Tax	1,247	1,202
Provision for Income Taxes	230	196

Net Income	$1,017	$1,006

Basic Earnings Per Share	$.32	$.32

Diluted Earnings Per Share	$.32	$.32

Dividends Declared Per Share	$.29	$.28

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended, March 31
(Dollars in thousands)	2008	2007
	(Unaudited)
Operating Activities
Net income	$1,017	$1,006
Items not requiring (providing) cash
Depreciation and amortization	428	476
Provision for loan losses	95	5
Amortization of premiums and discounts on securities	(111)	97
FHLB stock dividends	(109)	—
Net change in:
Loans held for sale	1,281	(384)
Other assets and liabilities	(698)	(25)

Net cash provided by operating activities	1,903	1,175

Investing Activities
Purchases of available-for-sale securities	(10,016)	(5,590)
Proceeds from maturities of available-for-sale securities	10,628	9,435
Purchases of interest-bearing time deposits	(10,000)	—
Net change in loans	15,910	8,315
Purchase of premises and equipment	(1,149)	(444)

Net cash provided by investing activities	5,373	11,716

Financing Activities
Net change in:
Deposits	5,639	(6,220)
Short-term borrowings	74	(2,011)
New FHLB advances	5,000	—
Purchase of treasury shares	(163)
Cash dividends	(908)	(891)

Net cash provided by (used in) financing activities	9,642	(9,122)

Increase in Cash and Cash Equivalents	16,918	3,769

Cash and Cash Equivalents, Beginning of Year	26,155	18,973

Cash and Cash Equivalents, End of Period	$43,073	$22,742

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

The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the "Company") as of March 31, 2008, and December 31, 2007, and the results of its operations and cash flows for the three-month periods ended March 31, 2008 and 2007. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2008:
U.S. government agencies and sponsored entities	$8,574	$109	$—	$8,683
Mortgage-backed securities	48,795	791	(203)	49,383
State and political subdivisions	30,407	838	—	31,245

	$87,776	$1,738	$(203)	$89,311

December 31, 2007:
U.S. government agencies and sponsored entities	$14,581	$36	$(42)	$14,575
Mortgage-backed securities	40,970	401	(78)	41,293
State and political subdivisions	32,725	691	(9)	33,407

	$88,276	$1,128	$(129)	$89,275

Note 3: Loans

Categories of loans include (thousands):	March 31, 2008	December 31, 2007
Commercial and industrial	$58,936	$62,455
Agricultural	22,892	24,910
Real estate construction	5,014	9,203
Commercial real estate	93,205	95,801
Residential real estate	126,486	124,849
Consumer	35,200	40,552

Total loans	341,733	357,770

Less: Net deferred loan fees, premiums and discounts	(35)	(7)
Allowance for loan losses	(3,534)	(3,594)

Net loans	$338,164	$354,169

Activity in the allowance for loan losses was as follows (thousands):

	Three Months Ended March 31,
	2008	2007
Balance, beginning of year	$3,594	$4,762
Provision for loan losses	95	5
Recoveries	88	99
Charge-offs	(243)	(252)

Balance, end of period	$3,534	$4,614

Impaired loans totaled $2,359,000 at March 31, 2008 and $2,046,000 at December 31, 2007. An allowance for loan losses of $535,000 and $65,000 relates to impaired loans of $1,476,000 and $389,000 at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, impaired loans of $883,000 and $1,657,000 had no related allowance for loan losses.

At March 31, 2008 and December 31, 2007, there were $5,000 and $253,000 accruing loans delinquent 90 days or more. Non-accruing loans at March 31, 2008 and December 31, 2007 were $3,288,000 and $1,729,000, respectively.

Note 4: Long Term Debt

Long-term debt consisted of the following components (thousands):

	March 31, 2008	December 31, 2007
Federal Home Loan Bank Advances	$29,500	$24,500
Junior subordinated debentures	10,310	10,310

Total	$39,810	$34,810

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

As of March 31, 2008 and December 31, 2007, the outstanding principal balance of the Capital Securities was $10,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Commitments

Outstanding commitments to extend credit as of March 31, 2008 totaled $49,258,000. Standby letters of credit as of March 31, 2008 totaled $2,701,000.

Note 6: Earnings Per Share

The factors used in the earnings (loss) per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$1,017	$1,006

Denominator:
Weighted-average common shares outstanding (basic)	3,139,419	3,186,129
Effect of stock options	809	184

Weighted-average common shares outstanding (diluted)	3,140,229	3,186,313

Earnings per share:
Basic	$.32	$.32

Diluted	$.32	$.32

For the three months ended March 31, 2008 and March 31, 2007, stock options covering 181,000 and 106,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 7: Comprehensive Income

Total comprehensive income was as follows (thousands):

	Three Months Ended March 31,
	2008	2007
Net Income	$1,017	$1,006
Other Comprehensive Income	$355	$99

Total Comprehensive Income	$1,372	$1,105

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2008, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Note 9: Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 define fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies. Level 2 securities include U.S. government agencies, mortgage-backed securities, and obligations of political and state subdivisions. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$89,311	$—	$89,311	$—

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$941	$—	$—	$941

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2008 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

April 30, 2008

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2008 was $1.0 million, or $.32 per diluted share, which is comparable to the level of earnings achieved in the first quarter of 2007.

Net Interest Income

Net interest income was $4.5 million for the first quarter of 2008, an increase of $72,000 compared to the first quarter of 2007. Net interest margin increased to 3.73% for the first quarter of 2008 from 3.55% for the first quarter of 2007. Interest income declined to $7.5 million for the first quarter of 2008 from $8.0 million for the same quarter last year. Average interest-earning assets decreased approximately 4.0% to $480.4 million, and the average yield decreased from 6.50% for the first quarter of 2007 to 6.27% for the first quarter of 2008 due to slower loan volume and reinvestment of funds into lower-yielding short-term investments. Total interest expense decreased $597,000 to $3.0 million during the first quarter of 2008 from $3.6 million for the same quarter last year. Average interest-bearing liabilities decreased 4.9% from last year to $404.5 million, and their cost decreased to 3.02% during the first quarter of 2008 from 3.46% for the same quarter last year.

Provision for Loan Losses

The provision for loan losses was $95,000 in the first quarter of 2008 and $5,000 in the first quarter of 2007. Net charge-offs were $155,000, or 0.18% of total average loans, in the first quarter of 2008, compared to $154,000, or 0.15% of total average loans, in the first quarter of 2007. Non-performing loans totaled $3.3 million at March 31, 2008, compared to $9.5 million at March 31, 2007. The allowance for loan losses to total loans was 1.03% at March 31, 2008, compared to 1.15% at March 31, 2007.

Non-interest Income

Total non-interest income was $2.3 million for the first quarter of 2008, compared to $2.0 million for the same quarter last year. The increase is largely due to increased deposit service charges on business checking accounts and increased NSF fees. In addition, the Company’s insurance agency subsidiary had higher profit sharing with insurance carriers based on their performance and claims experience, and the National Bank and Trust Company (the “Bank”) recognized a gain of $116,000 from the mandatory redemption of shares by Visa in its initial public offering completed during the first quarter of 2008.

Non-interest Expense

Total non-interest expense was $5.4 million for the first quarter of 2008, compared to $5.2 million for the first quarter of 2007. The increase in non-interest expense is largely due to the increased personnel and occupancy costs of approximately $137,000 associated with opening two new branches in the first quarter of 2008.

Income Taxes

The provision for income taxes for the first quarter of 2008 was $230,000, or 18.4%, compared to $196,000, or 16.3%, for the first quarter of 2007. The increase in the effective tax rate is mainly due to lower municipal security balances and related tax-exempt income.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2008 are as follows (in thousands):

			2008 Change
	March 31, 2008	December 31, 2007	Amount	Percent
Total assets	$529,663	$518,922	$11,611	2.2
Interest-bearing deposits	25,522	10,699	14,823	138.5
Federal funds sold	16,741	2,749	13,992	509.0
Loans, net*	338,386	355,672	(17,286)	(4.9)
Securities	89,311	89,275	36	NM
Demand deposits	59,711	59,804	(93)	(.2)
Savings, NOW, MMDA deposits	191,283	192,295	(1,012)	(.5)
CD’s $100,000 and over	33,925	30,191	3,734	12.4
Other time deposits	140,974	137,964	3,010	2.2
Total deposits	425,893	420,254	5,639	1.3
Short-term borrowing	796	722	74	10.3
Long-term borrowing	39,810	34,810	5,000	14.4
Stockholders Equity	59,260	58,883	377.6

*	Includes loans held for sale

At March 31, 2008, total assets were $529.7 million, an increase of $10.7 million from December 31, 2007. The increase is primarily attributable to an increase in federal funds sold of $14.0 million and an increase in interest-bearing deposits of $14.8 million, offset by a decrease in the loan portfolio of $17.3 million. As loan volume slowed, excess funds have been invested in such short-term investments. Total deposit liabilities increased $5.6 million in 2008, with most of the increase in certificates of deposit. Long-term borrowings increased $5.0 million due to a leverage transaction where the funds were borrowed at 2.82% for a year and reinvested in FDIC-insured certificates of deposit at 4.3% for the same term. Stockholders’ equity increased $377,000 in the first quarter of 2008 to $59.3 million primarily due to increases in the market value of the securities portfolio.

Average total assets decreased 3.6% to $526.3 million from the first quarter of 2007. Average total gross loans decreased to $348.5 million, a decline of 13.9% from the same quarter last year. Due to the decline in loan volume and the leveraged transaction, excess funds have been invested in securities, which have increased $11.7 million on average, and interest-bearing deposits, which have increased $15.8 million on average, from the same quarter last year. In addition, other excess funds have been invested in federal funds sold, which has increased $9.0 million on average from the first quarter of 2007.

Average total deposit liabilities declined $21.3 million for the first quarter of 2008 to $424.3 million, compared to an average of $445.6 million for the same quarter last year. Average long-term borrowings increased $2.3 million, or 6.4%, due to the refinancing of the Company’s trust preferred debt in the second quarter of 2007 and the leverage transaction in the first quarter of 2007.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31
	2008	2007
Balance at beginning of period	$3,594	$4,762
Charge-offs:
Commercial and industrial	(3)	(40)
Commercial real estate	(74)	—
Agricultural	—	—
Residential real estate	(41)	(47)
Consumer	(125)	(165)
Other	—	—

Total charge-offs	(243)	(252)

Recoveries:
Commercial and industrial	6	2
Commercial real estate	3	25
Agricultural	15	4
Residential real estate	1	29
Consumer	63	39
Other	—	—

Total recoveries	88	99

Net charge-offs	(155)	(153)
Provision for possible loan losses	95	5

Balance at end of period	$3,534	$4,614

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31, 2008	December 31, 2007	March 31, 2007
Loans accounted for on non-accrual basis	$3,288	$1,729	$9,542
Accruing loans which are past due 90 days	5	253	—
Renegotiated loans	—	—	—
Other real estate owned	354	176	1,009

Total non-performing assets	$3,647	$2,158	$10,551

Ratios:
Allowance to total loans	1.03%	1.00%	1.15%
Net charge-offs to average loans (annualized)	.18%	0.34%	.15%
Non-performing assets to total loans and other real estate owned	1.07%	.60%	2.62%

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

As of March 31, 2008, there was $2.4 million in 16 non-accrual small business relationships. The majority of this amount consisted of one $1.1 million relationship, secured by a convenience store.

Non–accrual residential real estate loans totaled $741,000 and consisted of 11 loans with the largest balance being $182,000. Non-accrual consumer loans consisted of 15 loans that totaled $139,000, and home equity credit loans consisted of five loans totaling $48,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2008 was 79.4%, compared to 90.0% at the same date in 2007. Loans to total assets were 63.9% at the end of the first quarter of 2008, compared to 73.6% at the same time last year. The Company has $89.3 million in available-for-sale securities that are readily marketable. Approximately 53.9% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 92.0% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At March 31, 2008, the Company had a total risk-based capital ratio of 18.30%, a Tier 1 risk-based capital ratio of 17.33%, and a Tier 1 leverage ratio of 12.07%.

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

Allowance for Loan Losses-The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

EFFECT OF RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at March 31, 2008, the Bank is within the guidelines established by the Board for net interest income changes, but outside the guidelines for economic value of equity changes for down rate changes of 100 and 200 basis points. A decreasing rate change of 300 basis points is not calculated because the rate would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. This current rate environment also reduces the calculated economic value to the Bank the substantial portion of checking and money market account balances maintained by the Bank. In the decreasing 100 and 200 economic value calculations, the calculated value of these same deposits is the primary reason for the Bank exceeding the ALCO guidelines. Both management and the Board believe these deposits have long-term intangible value and help maintain the Bank within the net interest income change guidelines. Therefore, the Board and management will continue to monitor this risk guideline but are not taking any specific action at this time.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	3/31/08	ALCO Guideline	3/31/08	ALCO Guideline
+ 300	-.7%	±15%	19.4%	±20%
+ 200	-.1	±10	14.2	±15
+ 100	NM	±5	8.0	±10
- 100	-1.5	±5	-10.3	±10
- 200	-3.5	±10	-22.7	±15
- 300	-4.9	±15	NA	±20

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended March 31, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

There are no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/08 to 1/31/08				112,880
2/1/08 to 2/29/08	3,261	$20.74	3,261	109,619
3/1/08 to 3/31/08	4,750	$20.25	4,750	104,869
Total	8,011	$20.45	8,011	104,869

(1)	On April 22, 2008, the Board of Directors approved an extension until April 30, 2009, of the Company’s repurchase of up to 170,000 shares of stock as originally announced on April 24, 2007.

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

NB&T FINANCIAL GROUP, INC.

Date: May 15, 2008	/s/ Craig F. Fortin
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