Form 10-Q
period 2008-06-30
NB&T FINANCIAL GROUP INC
filed 2008-08-14
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 11, 2008, 3,168,876 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2008 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$12,082	$12,707
Interest-bearing deposits	20,746	10,699
Federal funds sold	4,652	2,749

Cash and cash equivalents	37,480	26,155

Interest-bearing time deposits	8,000	—
Securities—available-for-sale	90,906	89,275
Loans held for sale	313	1,503
Loans, net of allowance for loan losses of $3,534 and $3,594	340,482	354,169

Total loans	340,795	355,672
Premises and equipment	16,387	15,453
Federal Reserve and Federal Home Loan Bank stock	9,248	9,023
Earned income receivable	2,820	3,288
Goodwill and other intangibles	4,818	4,930
Bank-owned life insurance	13,816	13,564
Other assets	2,579	1,562

Total assets	$526,849	$518,922

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$57,942	$59,804
Savings, NOW and Money Market	197,626	192,295
Time	167,574	168,155

Total deposits	423,142	420,254

Short-term borrowings	1,485	722
Long-term debt	39,810	34,810
Interest payable and other liabilities	3,829	4,253

Total liabilities	468,266	460,039

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	10,368	10,380
Retained earnings	54,874	54,810
Unearned employee stock ownership plan (ESOP) shares	(650)	(749)
Accumulated other comprehensive income	297	658
Treasury stock; 648,649 shares—2008 and 640,638 shares—2007	(7,306)	(7,216)

Total stockholders’ equity	58,583	58,883

Total liabilities and stockholders’ equity	$526,849	$518,922

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$5,653	$7,376	$11,603	$14,322
Securities-taxable	782	451	1,541	864
Securities-tax-exempt	385	439	777	857
Federal funds sold and other	270	216	540	314
Dividends on Federal Home Loan and Federal Reserve Bank stock	124	145	244	287

Total interest and dividend income	7,214	8,627	14,705	16,644

Interest Expense
Deposits	2,140	3,161	4,663	6,244
Short-term borrowings	3	9	7	27
Long-term debt	516	508	1,026	1,040

Total interest expense	2,659	3,678	5,696	7,311

Net Interest Income	4,555	4,949	9,009	9,333
Provision for Loan Losses	95	145	190	150

Net Interest Income After Provision for Loan Losses	4,460	4,804	8,819	9,183

Non-interest Income
Trust income	250	237	485	466
Service charges and fees	853	844	1,665	1,591
Insurance agency commissions	599	625	1,340	1,329
Net gains on sales of securities	11	—	11	—
Other	334	442	824	792

Total non-interest income	2,047	2,148	4,325	4,178

Non-interest Expense
Salaries and employee benefits	2,994	2,888	6,065	5,766
Net occupancy expense	496	433	1,008	861
Equipment and data processing expense	717	627	1,392	1,239
Professional fees	328	367	673	726
Marketing expense	156	167	228	276
State franchise tax	197	189	390	374
Amortization of intangibles	56	148	112	294
Other	543	563	1,009	1,053

Total non-interest expense	5,487	5,382	10,877	10,589

Income Before Income Tax	1,020	1,570	2,267	2,772
Provision for Income Taxes	156	323	386	519

Net Income	$864	$1,247	$1,881	$2,253

Basic Earnings Per Share	$.28	$.39	$.60	$.71

Diluted Earnings Per Share	$.28	$.39	$.60	$.71

Dividends Declared Per Share	$.29	$.28	$.58	$.56

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)	Six Months Ended, June 30
	2008	2007
	(Unaudited)
Operating Activities
Net income	$1,881	$2,253
Items not requiring (providing) cash
Depreciation and amortization	864	967
Provision for loan losses	190	150
Amortization of premiums and discounts on securities	(180)	133
Gain on sale of securities	(11)	—
FHLB stock dividends	(222)	—
Net change in:
Loans held for sale	1,190	(183)
Other assets and liabilities	(880)	246

Net cash provided by operating activities	2,832	3,566

Investing Activities
Purchases of available-for-sale securities	(18,965)	(13,475)
Proceeds from maturities of available-for-sale securities	16,976	16,389
Net change in interest-bearing time deposits	(8,000)	—
Net change in loans	13,497	24,646
Purchase of premises and equipment	(1,686)	(1,158)

Net cash provided by investing activities	1,822	26,402

Financing Activities
Net change in:
Deposits	2,888	(9,847)
Short-term borrowings	763	(1,549)
New FHLB advances	5,000	10,310
Repayment of long-term debt	—	(12,248)
Purchase of treasury shares	(163)	(137)
Cash dividends	(1,817)	(1,781)

Net cash provided by (used in) financing activities	6,671	(15,252)

Increase in Cash and Cash Equivalents	11,325	14,716
Cash and Cash Equivalents, Beginning of Year	26,155	18,973

Cash and Cash Equivalents, End of Period	$37,480	$33,689

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the "Company") as of June 30, 2008, and December 31, 2007, and the results of its operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2008:
U.S. government agencies and sponsored entities	$10,617	$45	$(10)	$10,652
Mortgage-backed securities	50,927	325	(409)	50,843
State and political subdivisions	28,912	517	(18)	29,411

	$90,456	$887	$(437)	$90,906

December 31, 2007:
U.S. government agencies and sponsored entities	$14,581	$36	$(42)	$14,575
Mortgage-backed securities	40,970	401	(78)	41,293
State and political subdivisions	32,725	691	(9)	33,407

	$88,276	$1,128	$(129)	$89,275

Note 3: Loans

Categories of loans include (thousands):

	June 30, 2008	December 31, 2007
Commercial and industrial	$57,687	$62,455
Agricultural	24,642	24,910
Real estate construction	4,419	9,203
Commercial real estate	97,339	95,801
Residential real estate	128,917	124,849
Consumer	31,061	40,552

Total loans	344,065	357,770
Less: Net deferred loan fees, premiums and discounts	(49)	(7)
Allowance for loan losses	(3,534)	(3,594)

Net loans	$340,482	$354,169

Activity in the allowance for loan losses was as follows (thousands):

	Six Months Ended June 30,
	2008	2007
Balance, beginning of year	$3,594	$4,762
Provision for loan losses	190	150
Recoveries	172	228
Charge-offs	(422)	(1,147)

Balance, end of period	$3,534	$3,993

Impaired loans totaled $2,124,000 at June 30, 2008 and $2,046,000 at December 31, 2007. An allowance for loan losses of $535,000 and $65,000 relates to impaired loans of $1,476,000 and $389,000 at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, impaired loans of $648,000 and $1,657,000 had no related allowance for loan losses.

At June 30, 2008 and December 31, 2007, there were $83,000 and $253,000 accruing loans delinquent 90 days or more. Non-accruing loans at June 30, 2008 and December 31, 2007 were $3,102,000 and $1,729,000, respectively.

Note 4: Long Term Debt

Long-term debt consisted of the following components (thousands):

	June 30, 2008	December 31, 2007
Federal Home Loan Bank Advances	$29,500	$24,500
Junior subordinated debentures	10,310	10,310

Total	$39,810	$34,810

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

As of June 30, 2008 and December 31, 2007, the outstanding principal balance of the Capital Securities was $10,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Commitments

Outstanding commitments to extend credit as of June 30, 2008 totaled $47,742,000. Standby letters of credit as of June 30, 2008 totaled $2,806,000.

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$864	$1,247	$1,881	$2,253

Denominator:
Weighted-average common shares outstanding (basic)	3,136,626	3,188,655	3,139,263	3,187,764
Effect of stock options	429	2,001	619	1,889

Weighted-average common shares outstanding (diluted)	3,137,055	3,190,656	3,139,882	3,189,653

Earnings per share:
Basic	$.28	$.39	$.60	$.71

Diluted	$.28	$.39	$.60	$.71

Options to purchase 218,500 shares of common stock were outstanding at June 30, 2008, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 106,000 shares of common stock were outstanding at June 30, 2007, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 7: Comprehensive Income

Total comprehensive income was as follows (thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$864	$1,247	$1,881	$2,253
Other Comprehensive Income (Loss)	$(716)	$(280)	$(261)	$(181)

Total Comprehensive Income	$148	$967	$1,620	$2,072

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2008, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

Description	Fair Value	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$90,906	$—	$90,906	$—

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

Description	Fair Value	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$941	$—	$—	$941

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2008 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2008

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2008 was $864,000, or $.28 per diluted share, compared to $1.2 million, or $.39 per diluted share, for the same quarter last year. Net income for the first six months of 2008 was $1.9 million, or $.60 per diluted share, compared to $2.3 million, or $.71 per diluted share, for the first six months of 2007. Last year's net income included $324,000 of paid interest on non-accrual loans returned to accrual status in June 2007. In addition, the Bank opened three new branches in the first half of 2008, increasing its personnel and occupancy expenses approximately $370,000 over last year.

Net Interest Income

Net interest income was $4.6 million for the second quarter of 2008, a decrease of $394,000 compared to the second quarter of 2007. Net interest margin declined to 3.78% for the second quarter of 2008 from 3.98% for the second quarter of 2007. For the first six months of 2008, net interest income was $9.0 million compared to $9.3 million for the same period last year. One reason for the decrease is that the six-month period ending June 30, 2007 included $324,000 of paid interest on non-accrual loans returned to accrual status. Secondly, while average interest-earning assets decreased approximately 2.9%, or $14.6 million, to $483.9 million during the second quarter of 2008 compared to the second quarter of 2007, average loans decreased $40.6 million. The excess funds were reinvested in securities and short-term investments at lower yields due to the Federal Reserve dropping interest rates approximately 325 basis points from last year. As a result, the average yield on earning assets decreased from 6.94% for the second quarter of 2007 to 5.98% for the second quarter of 2008. Finally, offsetting the decrease in interest income was a decrease in interest expense of $1.0 million to $2.7 million during the second quarter of 2008 from $3.7 million for the same quarter last year. Average interest-bearing liabilities decreased 3.7% from last year to $408.7 million, and their cost decreased to 2.61% during the second quarter of 2008 from 3.48% for the same quarter last year.

Provision for Loan Losses

The provision for loan losses was $95,000 in the second quarter of 2008 and $145,000 in the second quarter of 2007. Net charge-offs were $95,000, or 0.11% of total average loans, in the second quarter of 2008, compared to $766,000, or 0.78% of total average loans, in the second quarter of 2007. Non-performing loans totaled $3.2 million at June 30, 2008, compared to $3.3 million at June 30, 2007. The allowance for loan losses to total loans was 1.03% at June 30, 2008, compared to 1.04% at June 30, 2007.

Non-interest Income

Total non-interest income was $2.0 million for the second quarter of 2008, compared to $2.1 million for the same quarter last year. Total non-interest income was $4.3 million for the first half of 2008, compared to $4.2 million for the first half of 2007. The increase is largely due to increased deposit service charges and a gain of approximately $116,000 on the mandatory redemption of Visa shares as a result of the Visa initial public offering.

Non-interest Expense

Total non-interest expense was $5.5 million for the second quarter of 2008, compared to $5.4 million for the second quarter of 2007. Non-interest expense was $10.9 million for the first half of 2008, compared to $10.6 million for the first half of 2007. The increase in non-interest expense is largely due to approximately $370,000 in increased personnel and occupancy costs associated with opening three new branches in the first half of 2008.

Income Taxes

The provision for income taxes for the second quarter of 2008 was $156,000, or 15.3%, compared to $323,000, or 20.6%, for the second quarter of 2007. The decrease in the effective tax rate is due to a decrease in net interest income with relatively the same level of tax-exempt income and tax-deductible expenses.

Financial Condition

The changes that have occurred in the Company's financial condition during 2008 are as follows (in thousands):

	June 30, 2008	December 31, 2007	2008 Change
			Amount	Percent
Total assets	$526,849	$518,922	$7,927	1.5
Interest-bearing demand deposits	20,746	10,699	10,047	93.9
Federal funds sold	4,652	2,749	1,903	69.2
Interest-bearing time deposits	8,000	—	8,000	NM
Loans, net*	340,795	355,672	(14,877)	(4.2)
Securities	90,906	89,275	1,631	1.8
Demand deposits	57,942	59,804	(1,862)	(3.1)
Savings, NOW, MMDA deposits	197,626	192,295	5,331	2.8
CD’s $100,000 and over	32,131	30,191	1,940	6.4
Other time deposits	135,443	137,964	(2,521)	(1.8)
Total deposits	423,142	420,254	2,888.7
Short-term borrowing	1,485	722	763	105.7
Long-term borrowing	39,810	34,810	5,000	14.4
Stockholders Equity	58,853	58,883	(30)	(.1)

*	Includes loans held for sale

At June 30, 2008, total assets were $526.8 million, an increase of $7.9 million from December 31, 2007. The increase is primarily attributable to increases in deposits and long-term borrowings. Total deposit liabilities increased $2.8 million in 2008, with most of the increase in money market accounts and certificates of deposit. Long-term borrowings increased $5.0 million due to a leverage transaction where the funds were borrowed at 2.82% for a year and reinvested in FDIC-insured certificates of deposit at 4.3% for the same term. The additional deposits and the decrease in the loan portfolio was reinvested primarily in interest-bearing demand and time deposits which increased $18.0 million. The loan portfolio decreased $14.9 due to continued runoff of indirect loans and reductions in the real estate construction and commercial loan portfolios. Stockholders’ equity decreased $30,000 in the first half of 2008 to $58.9 million primarily due to decreases in the market value of the securities portfolio.

Average total assets decreased 2.0% to $530.1 million from the second quarter of 2007. Average total gross loans decreased to $342.3 million, a decline of 13.1% from the same quarter last year. Due to the decline in loan volume and the leveraged transaction, excess funds have been invested in securities, which have increased $15.1 million on average, and interest-bearing deposits, which have increased $26.3 million on average, from the same quarter last year.

Average total deposit liabilities declined $18.3 million for the second quarter of 2008 to $427.0 million, compared to an average of $445.4 million for the same quarter last year. Average long-term borrowings increased $5.8 million, or 17.1%, due to the refinancing of the Company’s trust preferred debt in the second quarter of 2007 and the leverage transaction in the first quarter of 2008.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Balance at beginning of period	$3,534	$4,614	$3,594	$4,762

Charge-offs:
Commercial and industrial	(18)	(48)	(21)	(88)
Commercial real estate	—	(707)	(74)	(707)
Agricultural	—	—	—	—
Residential real estate	(27)	(21)	(68)	(68)
Consumer	(134)	(119)	(259)	(284)

Total charge-offs	(179)	(895)	(422)	(1,147)

Recoveries:
Commercial and industrial	8	22	14	24
Commercial real estate	5	25	8	50
Agricultural	9	3	24	7
Residential real estate	30	23	31	52
Consumer	32	56	95	95

Total recoveries	84	129	172	228

Net charge-offs	(95)	(766)	(250)	(919)
Provision for loan losses	95	145	190	150

Balance at end of period	$3,534	$3,993	$3,534	$3,993

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30, 2008	December 31, 2007	June 30, 2007
Loans accounted for on non-accrual basis	$3,102	$1,729	$3,273
Accruing loans which are past due 90 days	83	253	44
Renegotiated loans	—	—	—
Other real estate owned	271	176	722

Total non-performing assets	$3,456	$2,158	$4,039

Ratios:
Allowance to total loans	1.03%	1.00%	1.04%
Net charge-offs to average loans (annualized)	.15%	0.34%	.46%
Non-performing assets to total loans and other real estate owned	1.00%	.60%	1.05%

The allowance is maintained to absorb losses in the portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb possible loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the mortgage and agricultural businesses, and other local economic factors.

As of June 30, 2008, there was $2.2 million in 19 non-accrual small business relationships. The majority of this amount consisted of one $1.1 million relationship, secured by a convenience store.

Non–accrual residential real estate loans totaled $710,000 and consisted of 10 loans with the largest balance being $182,000. Non-accrual consumer loans consisted of 10 loans that totaled $72,000, and home equity credit loans consisted of seven loans totaling $73,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at June 30, 2008 was 80.5%, compared to 86.8% at the same date in 2007. Loans to total assets were 64.7% at the end of the second quarter of 2008, compared to 71.2% at the same time last year. The Company has $90.9 million in available-for-sale securities that are readily marketable. Approximately 35.4% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 92.4% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank of Cincinnati. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At June 30, 2008, the Company had a total risk-based capital ratio of 18.27%, a Tier 1 risk-based capital ratio of 17.29%, and a Tier 1 leverage ratio of 12.00%.

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

EFFECT OF RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at June 30, 2008.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at June 30, 2008, the Bank is within the guidelines established by the Board for net interest income changes, but outside the guidelines for economic value of equity changes for decreasing rate changes of 100 and 200 basis points. A decreasing rate change of 300 basis points is not calculated because the rate would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. This current rate environment also reduces the calculated economic value to the Bank the substantial portion of checking and money market account balances maintained by the Bank. In the decreasing 100 and 200 economic value calculations, the calculated value of these same deposits is the primary reason for the Bank exceeding the ALCO guidelines. Both management and the Board believe these deposits have long-term intangible value and help maintain the Bank within the net interest income change guidelines. Therefore, the Board and management will continue to monitor this risk guideline but are not taking any specific action at this time.

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

Rate Ramp	One Year Net Interest Income Change		Economic Value of Equity Change
	6/30/08	ALCO Guideline	6/30/08	ALCO Guideline
+ 300	-1.0%	±15%	19.7%	±20%
+ 200	-0.7	±10	14.4	±15
+ 100	-0.2	±5	8.2	±10
- 100	-1.2	±5	-10.9	±10
- 200	-2.9	±10	-22.1	±15
- 300	-5.3	±15	NA	±20

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company's disclosure controls and procedures as of June 30, 2008, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended June 30, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

There are no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities—None

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

On April 22, 2008, the Annual Meeting of the shareholders of the Company was held.

The following members of the Board of Directors of the Company were reelected for terms expiring in 2010 by the votes indicated:

	TOTAL
	For	Withheld
Charles L. Dehner	2,561,895	48,280
Daniel A. DiBiasio	2,569,043	41,132
G. David Hawley	2,555,003	55,171
John J. Limbert	2,555,018	55,157
Timothy L. Smith	2,376,157	234,017

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 14, 2008	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant's Definitive Proxy Statement filed on March 31, 2003, Exhibit A

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant's Definitive Proxy Statement filed on March 31, 2003, Exhibit B

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.