Form 10-Q
period 2008-09-30
NB&T FINANCIAL GROUP INC
filed 2008-11-13
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 10, 2008, 3,168,876 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2008 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$8,510	$12,707
Interest-bearing deposits	17,533	10,699
Federal funds sold	7,754	2,749

Cash and cash equivalents	33,797	26,155

Interest-bearing time deposits	5,000	—
Securities - available-for-sale	87,803	89,275
Loans held for sale	245	1,503
Loans, net of allowance for loan losses of $3,563 and $3,594	347,741	354,169

Total loans	347,986	355,672
Premises and equipment	16,607	15,453
Federal Reserve and Federal Home Loan Bank stock	9,363	9,023
Earned income receivable	3,069	3,288
Goodwill and other intangibles	4,761	4,930
Bank-owned life insurance	13,937	13,564
Other assets	2,411	1,562

Total assets	$524,734	$518,922

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$65,458	$59,804
Savings, NOW and Money Market	187,771	192,295
Time	168,471	168,155

Total deposits	421,700	420,254

Short-term borrowings	1,226	722
Long-term debt	39,810	34,810
Interest payable and other liabilities	3,729	4,253

Total liabilities	466,465	460,039

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,392	10,380
Retained earnings	54,989	54,810
Unearned employee stock ownership plan (ESOP) shares	(600)	(749)
Accumulated other comprehensive income	(189)	658
Treasury stock; 650,074 shares - 2008 and 640,638 shares - 2007	(7,323)	(7,216)

Total stockholders’ equity	58,269	58,883

Total liabilities and stockholders’ equity	$524,734	$518,922

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$5,656	$6,825	$17,260	$21,147
Securities-taxable	760	585	2,319	1,449
Securities-tax-exempt	348	429	1,107	1,286
Federal funds sold and other	223	240	762	554
Dividends on Federal Home Loan and Federal Reserve Bank stock	126	147	370	433

Total interest and dividend income	7,113	8,226	21,818	24,869

Interest Expense
Deposits	1,889	3,146	6,551	9,390
Short-term borrowings	2	7	9	34
Long-term debt	520	487	1,546	1,527

Total interest expense	2,411	3,640	8,106	10,951

Net Interest Income	4,702	4,586	13,712	13,918
Provision for Loan Losses	105	30	295	180

Net Interest Income After Provision for Loan Losses	4,597	4,556	13,417	13,738

Non-interest Income
Trust income	223	235	708	701
Service charges and fees	905	864	2,570	2,456
Insurance agency commissions	433	524	1,773	1,853
Net gains on sales of securities	4	—	15	—
Other	482	397	1,305	1,189

Total non-interest income	2,047	2,020	6,371	6,199

Non-interest Expense
Salaries and employee benefits	2,977	2,866	9,042	8,631
Net occupancy expense	488	400	1,496	1,260
Equipment and data processing expense	713	684	2,105	1,923
Professional fees	286	449	959	1,175
Marketing expense	138	151	366	427
State franchise tax	198	189	588	563
Amortization of intangibles	56	90	169	384
Other	540	495	1,548	1,550

Total non-interest expense	5,396	5,324	16,273	15,913

Income Before Income Tax	1,248	1,252	3,515	4,024
Provision for Income Taxes	226	223	612	742

Net Income	$1,022	$1,029	$2,903	$3,282

Basic Earnings Per Share	$.33	$.32	$.93	$1.03

Diluted Earnings Per Share	$.33	$.32	$.93	$1.03

Dividends Declared Per Share	$.29	$.28	$.87	$.84

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended, September 30
(Dollars in thousands)	2008	2007
	(Unaudited)
Operating Activities
Net income	$2,903	$3,282
Items not requiring (providing) cash
Depreciation and amortization	1,310	1,404
Provision for loan losses	295	180
Amortization of premiums and discounts on securities	(234)	86
Gain on sale of securities	(15)	—
FHLB stock dividends	(337)	—
Net change in:
Loans held for sale	1,258	(501)
Other assets and liabilities	(852)	179

Net cash provided by operating activities	4,328	4,630

Investing Activities
Purchases of available-for-sale securities	(22,967)	(28,820)
Proceeds from maturities of available-for-sale securities	23,403	25,335
Net change in interest-bearing time deposits	(5,000)	—
Net change in loans	6,133	35,621
Purchase of premises and equipment	(2,293)	(1,932)

Net cash provided by (used in) investing activities	(724)	30,204

Financing Activities
Net change in:
Deposits	1,446	(24,373)
Short-term borrowings	504	(873)
Proceeds from long-term debt	5,000	10,310
Repayment of long-term debt	—	(12,248)
Purchase of treasury shares	(188)	(283)
Proceeds from exercise of stock option	—	52
Cash dividends	(2,724)	(2,670)

Net cash provided by (used in) financing activities	4,038	(30,085)

Increase in Cash and Cash Equivalents	7,642	4,749
Cash and Cash Equivalents, Beginning of Year	26,155	18,973

Cash and Cash Equivalents, End of Period	$33,797	$23,722

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of June 30, 2008, and December 31, 2007, and the results of its operations for the three- and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2008:
U.S. government agencies and sponsored entities	$10,569	$21	$(11)	$10,579
Mortgage-backed securities	50,148	292	(793)	49,647
State and political subdivisions	27,372	403	(198)	27,577

	$88,089	$716	$(1,002)	$87,803

December 31, 2007:
U.S. government agencies and sponsored entities	$14,581	$36	$(42)	$14,575
Mortgage-backed securities	40,970	401	(78)	41,293
State and political subdivisions	32,725	691	(9)	33,407

	$88,276	$1,128	$(129)	$89,275

Note 3: Loans

Categories of loans include (thousands):

	September 30, 2008	December 31, 2007
Commercial and industrial	$57,603	$62,455
Agricultural	27,268	24,910
Real estate construction	6,062	9,203
Commercial real estate	96,957	95,801
Residential real estate	130,906	124,849
Consumer	32,577	40,552

Total loans	351,373	357,770
Less: Net deferred loan fees, premiums and discounts	(69)	(7)
Allowance for loan losses	(3,563)	(3,594)

Net loans	$347,741	$354,169

Activity in the allowance for loan losses was as follows (thousands):

	Nine Months Ended September 30,
	2008	2007
Balance, beginning of year	$3,594	$4,762
Provision for loan losses	295	180
Recoveries	253	333
Charge-offs	(579)	(1,451)

Balance, end of period	$3,563	$3,824

Impaired loans totaled $2,041,000 at September 30, 2008 and $2,046,000 at December 31, 2007. An allowance for loan losses of $535,000 and $65,000 relates to impaired loans of $1,476,000 and $389,000 at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, impaired loans of $565,000 and $1,657,000 had no related allowance for loan losses.

At September 30, 2008 and December 31, 2007, there were $45,000 and $253,000 accruing loans delinquent 90 days or more. Non-accruing loans at September 30, 2008 and December 31, 2007 were $2,990,000 and $1,729,000, respectively.

Note 4: Long Term Debt

Long-term debt consisted of the following components (thousands):

	September 30, 2008	December 31, 2007
Federal Home Loan Bank Advances	$29,500	$24,500
Junior subordinated debentures	10,310	10,310

Total	$39,810	$34,810

On June 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities are payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, at the option of the Company. On or after September 6, 2012, the Capital Securities are redeemable at par. Upon occurrence of specific events defined within the trust indenture, the Capital Securities may also be redeemed prior to September 6, 2012 at a premium. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 20 consecutive semi-annual periods.

As of September 30, 2008 and December 31, 2007, the outstanding principal balance of the Capital Securities was $10,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Commitments

Outstanding commitments to extend credit as of September 30, 2008 totaled $46,302,000. Standby letters of credit as of September 30, 2008 totaled $4,075,000.

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,022	$1,029	$2,903	$3,282

Denominator:
Weighted-average common shares outstanding (basic)	3,138,270	3,182,143	3,140,577	3,187,545
Effect of stock options	—	1,537	413	834

Weighted-average common shares outstanding (diluted)	3,138,270	3,183,680	3,140,990	3,188,379

Earnings per share:
Basic	$.33	$.32	$.93	$1.03

Diluted	$.33	$.32	$.93	$1.03

Options to purchase 224,500 shares of common stock were outstanding at September 30, 2008, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 181,000 shares of common stock were outstanding at September 30, 2007, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 7: Comprehensive Income

Total comprehensive income was as follows (thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$1,022	$1,029	$2,903	$3,282
Other Comprehensive Income (Loss)	$(486)	$452	$(847)	$272

Total Comprehensive Income	$536	$1,481	$2,056	$3,554

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2008, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$87,803	$—	$87,803	$—

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$941	$—	$—	$941

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2008 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

November 3, 2008

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter of 2008 was $1.0 million, or $.33 per diluted share, compared to $1.0 million, or $.32 per diluted share, for the same quarter last year. Net income for the first nine months of 2008 was $2.9 million, or $.93 per diluted share, compared to $3.3 million, or $1.03 per diluted share, for the first nine months of 2007. Last year’s net income included $324,000 of paid interest on non-accrual loans returned to accrual status in June 2007. Nonaccrual loans have decreased from $3.3 million at September 30, 2007 to just under $3.0 million at September 30, 2008. The Bank also opened three new branches in 2008, increasing expenses approximately $580,000 over last year. The Bank is taking advantage of its well-capitalized position to expand into contiguous markets.

Net Interest Income

Net interest income was $4.7 million for the third quarter of 2008, an increase of $116,000 compared to the third quarter of 2007. Net interest margin increased to 3.91% for the third quarter of 2008 from 3.70% for the third quarter of 2007. For the first nine months of 2008, net interest income was $13.7 million, compared to $13.9 million for the same period last year. The primary reason for the decrease is net income for the nine months ended September 30, 2007 included $324,000 of paid interest on non-accrual loans returned to accrual status. Average interest-earning assets decreased approximately 3.0% to $477.0 million during the third quarter of 2008 compared to the third quarter of 2007 and interest income decreased $1.1 million. As a result, the average yield on earning assets decreased from 6.64% for the third quarter of 2007 to 5.92% for the third quarter of 2008. Offsetting the decrease in interest income, interest expense decreased $1.2 million to $2.4 million during the third quarter of 2008 from $3.6 million for the same quarter last year. Average interest-bearing liabilities decreased 4.0% from last year to $403.3 million, and their cost decreased to 2.37% during the third quarter of 2008 from 3.44% for the same quarter last year.

Provision for Loan Losses

The provision for loan losses was $105,000 in the third quarter of 2008 and $30,000 in the third quarter of 2007. Net charge-offs were $77,000, or 0.09% of total average loans, in the third quarter of 2008, compared to $198,000, or 0.21% of total average loans, in the third quarter of 2007. Net charge-offs for the first nine months of 2008 were down to $326,000 from $1.1 million for the first nine months of 2007. Non-performing loans totaled $3.0 million at September 30, 2008, compared to $3.4 million at September 30, 2007. In addition, other real estate owned declined to $289,000 at September 30, 2008 from $754,000 at September 30, 2007. The allowance for loan losses to total loans was 1.01% at September 30, 2008, compared to 1.02% at September 30, 2007.

Non-interest Income

Total non-interest income was $2.0 million for the third quarters of 2008 and 2007. Total non-interest income was $6.4 million for the first nine months of 2008, compared to $6.2 million for the first nine months of 2007. The increase is largely due to increased deposit service fees and a gain of approximately $135,000 on the liquidation of a long-term investment held by the Bank’s insurance agency subsidiary.

Non-interest Expense

Total non-interest expense was $5.4 million for the third quarter of 2008, compared to $5.3 million for the third quarter of 2007. Non-interest expense was $16.3 million for the first nine months of 2008, compared to $15.9 million for the first nine months of 2007. The increase in non-interest expense is largely due to approximately $580,000 in increased personnel and occupancy costs associated with opening three new branches in 2008.

Recently, the Federal Deposit Insurance Corporation (FDIC) has increased insurance limits to $250,000 per depositor with unlimited insurance for non-interest-bearing demand deposits until December 31, 2009. As a result of these increased insurance limits, the Company’s FDIC insurance premiums are expected to increase approximately $40,000 in the fourth quarter of 2008, after application of available credits, and in 2009, the Company’s FDIC insurance premiums are expected to increase approximately $500,000.

Income Taxes

The provision for income taxes for the third quarter of 2008 was $226,000, or 18.1%, compared to $223,000, or 17.8%, for the third quarter of 2007.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2008 are as follows (in thousands):

	September 30, 2008	December 31, 2007	2008 Change
			Amount	Percent
Total assets	$524,734	$518,922	$5,812	1.1
Interest-bearing demand deposits	17,533	10,699	6,834	63.9
Federal funds sold	7,754	2,749	5,005	182.1
Interest-bearing time deposits	5,000	—	5,000	NM
Loans, net*	347,986	355,672	(7,686)	(2.2)
Securities	87,803	89,275	(1,472)	(1.7)
Demand deposits	65,458	59,804	5,654	9.5
Savings, NOW, MMDA deposits	187,771	192,295	(4,524)	(2.4)
CD’s $100,000 and over	33,398	30,191	3,207	10.6
Other time deposits	135,073	137,964	(2,891)	(2.1)
Total deposits	421,700	420,254	1,446.3
Short-term borrowing	1,226	722	504	69.8
Long-term borrowing	39,810	34,810	5,000	14.4
Stockholders’ equity	58,269	58,883	(614)	(1.0)

*	Includes loans held for sale

At September 30, 2008, total assets were $524.7 million, an increase of $5.8 million from December 31, 2007. The increase is primarily attributable to increases in deposits and long-term borrowings. Total deposit liabilities increased $1.4 million in 2008, with most of the increase in checking accounts and large certificates of deposit. Long-term borrowings increased $5.0 million due to a leverage transaction where the funds were borrowed at 2.82% for a year and reinvested in FDIC-insured certificates of deposit at 4.3% for the same term. The additional deposits and the decrease in the loan portfolio were reinvested primarily in interest-bearing demand and time deposits which increased $11.8 million. The loan portfolio decreased $7.7 million due to continued runoff of indirect loans and reductions in the real estate construction and commercial loan portfolios. Stockholders’ equity decreased $614,000 in the first nine months of 2008 to $58.3 million primarily due to decreases in the market value of the securities portfolio.

Average total assets decreased 2.2% to $523.5 million from the third quarter of 2007. Average total gross loans decreased to $346.0 million, a decline of 9.1% from the same quarter last year. Due to the decline in loan volume and the leverage transaction, excess funds have been invested in securities, which have increased $6.9 million on average, and interest-bearing deposits and federal funds sold, which have increased $13.0 million on average, from the same quarter last year. The Company’s investment portfolio has no exposure to Fannie Mae or Freddie Mac preferred stock.

Average total deposit liabilities declined $17.3 million for the third quarter of 2008 to $421.0 million, compared to an average of $438.3 million for the same quarter last year. This decrease is primarily due to less money market and certificate of deposit balances, resulting from the Company’s efforts to controls its cost of funds. Average long-term borrowings increased $5.0 million due to the leverage transaction in the first quarter of 2008.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Balance at beginning of period	$3,534	$3,993	$3,594	$4,762

Charge-offs:
Commercial and industrial	(33)	(12)	(54)	(100)
Commercial real estate	—	(34)	(74)	(741)
Agricultural	—	—	—	—
Residential real estate	(17)	(32)	(85)	(100)
Consumer	(107)	(226)	(366)	(510)

Total charge-offs	(158)	(304)	(579)	(1,451)

Recoveries:
Commercial and industrial	3	12	17	36
Commercial real estate	41	25	49	75
Agricultural	6	3	30	10
Residential real estate	—	1	31	53
Consumer	31	64	126	159

Total recoveries	81	105	253	333

Net charge-offs	(76)	(199)	(326)	(1,118)
Provision for loan losses	105	30	295	180

Balance at end of period	$3,563	$3,824	$3,563	$3,824

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30, 2008	December 31, 2007	September 30, 2007
Loans accounted for on non-accrual basis	$2,990	$1,729	$3,342
Accruing loans which are past due 90 days	45	253	92
Renegotiated loans	—	—	—
Other real estate owned	289	176	754

Total non-performing assets	$3,324	$2,158	$4,188

Ratios:
Allowance to total loans	1.01%	1.00%	1.02%
Net charge-offs to average loans (annualized)	.13%	0.34%	0.38%
Non-performing assets to total loans and other real estate owned	.95%	.60%	1.12%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include unemployment levels, the condition of the mortgage and agricultural businesses, and other local economic factors, including an evaluation of collateral values based on housing sales trends in our region. Over the past twelve months, average market values have decreased within our region, which could result in increased future credit losses.

As of September 30, 2008, there was $2.0 million in 16 non-accrual small business relationships. The majority of this amount consisted of one $1.1 million relationship, secured by a convenience store.

Non–accrual residential real estate loans totaled $775,000 and consisted of 10 loans with the largest balance being $182,000. Non-accrual consumer loans consisted of 11 loans that totaled $101,000, and home equity credit loans consisted of seven loans totaling $73,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2008 was 83.4%, compared to 86.3% at the same date in 2007. Loans to total assets were 66.3% at the end of the third quarter of 2008, compared to 70.8% at the same time last year. The Company has $87.8 million in available-for-sale securities that are readily marketable. Approximately 41.2% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 92.1% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank of Cincinnati. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

Recently, the U.S. Treasury announced its Troubled Asset Relief Capital Purchase Program, which allows financial institutions approved by Treasury to issue preferred stock to the Treasury Department in exchange for an infusion of capital by the U.S. Government. As demonstrated below, the Company’s current capital position is well-above all minimum regulatory capital requirements. The Company, however, is evaluating whether to participate in the program.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At September 30, 2008 and December 31, 2007, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$66,512	18.13%	$29,354	8.0%	N/A	N/A
Bank	62,145	16.97	29,294	8.0	$36,618	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	62,949	17.16	14,677	4.0	N/A	N/A
Bank	58,582	16.00	14,647	4.0	21,971	6.0

Tier I Capital (to Average Assets)
Consolidated	62,949	12.15	20,707	4.0	N/A	N/A
Bank	58,582	11.32	20,702	4.0	25,877	5.0

As of December 31, 2007
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$66,230	17.69%	$29,953	8.0%	N/A	N/A
Bank	58,738	15.73	29,870	8.0	$37,337	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	62,636	16.73	14,977	4.0	N/A	N/A
Bank	55,144	14.77	14,935	4.0	22,402	6.0

Tier I Capital (to Average Assets)
Consolidated	62,636	11.96	20,945	4.0	N/A	N/A
Bank	55,144	10.54	20,923	4.0	26,154	5.0

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

EFFECT OF RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at September 30, 2008.

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

Effective October 10, 2008, and for prior periods, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active. As of September 30, 2008, the Company was able to obtain all market values using the Level II hierarchy measurements adopted under FAS 157.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. The Asset /Liability Committee has established guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, and as the table below indicates, at September 30, 2008, the Bank is within the guidelines established by the Board for net interest income changes, but outside the guidelines for economic value of equity changes for decreasing rate changes of 100 and 200 basis points. A decreasing rate change of 300 basis points is not calculated because the rate would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. This current rate environment also reduces the calculated economic value to the Bank of the substantial portion of checking and money market account balances maintained by the Bank. In the decreasing 100 and 200 economic value calculations, the calculated value of these same deposits is the primary reason for the Bank exceeding the ALCO guidelines. Both management and the Board believe these deposits have long-term intangible value and help maintain the Bank within the net interest income change guidelines. Therefore, the Board and management will continue to monitor this risk guideline but are not taking any specific action at this time.

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

	One Year Net Interest Income Change			Economic Value of Equity Change
Rate Ramp	9/30/08	ALCO Guideline		9/30/08	ALCO Guideline
+ 300	-0.1%	±	15%	19.5%	±	20%
+ 200	-0.1	±	10	14.6	±	15
+ 100	-0.1	±	5	8.1	±	10
- 100	-1.5	±	5	-10.4	±	10
- 200	-3.5	±	10	-21.2	±	15
- 300	-6.1	±	15	NA	±	20

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended September 30, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

Readers should also consider the following additional risk factors, in addition to the risk factors outlined on Form 10-K for the fiscal year ended December 31, 2007.

Difficult conditions in the financial markets may adversely affect our business and results of operations.

Our financial performance depends on the quality of loans in our portfolio. That quality may be adversely affected by several factors, including underwriting procedures, collateral quality or geographic or industry conditions, as well as the recent deterioration in the financial markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity. In addition, our credit risk may be increased when our collateral cannot be sold or is sold at prices not sufficient to recover the full amount of the loan balance. Deterioration in our ability to collect our loans receivable may adversely affect our profitability and financial condition.

Federal and state governments could adopt laws responsive to the current credit conditions that would adversely affect our ability to collect on loans.

Federal or state governments might adopt legislation or regulations reducing the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral.

FDIC insurance premiums may increase materially.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. In October 2008, the FDIC issued a proposed rule that would increase premiums paid by insured institutions and make other changes to the assessment system. Increases in deposit insurance premiums could adversely affect our net income.

In addition, the FDIC has adopted the Temporary Liquidity Guarantee Program, pursuant to which it provides unlimited insurance on deposits in noninterest-bearing transaction accounts not otherwise covered by the existing deposit insurance limit of $250,000. After the initial 30 days of coverage for all insured institutions choosing to participate, any institution wishing to participate will pay a 10 basis point surcharge on the insured deposits. The Company has chosen to participate. Such participation will increase our expenses and decrease net income.

Concern of customers over deposit insurance may cause a decrease in deposits at the Bank.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit at The National Bank & Trust Company is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/08 to 7/31/08				104,869
8/1/08 to 8/31/08	1,425	$16.54	1,425	103,444
9/1/08 to 9/30/08				103,444
Total	1,425	$16.54	1,425	103,444

(1)	On April 22, 2008, the Board of Directors approved an extension until April 30, 2009, of the Company’s repurchase of up to 170,000 shares of stock as originally announced on April 24, 2007.

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

NB&T FINANCIAL GROUP, INC.

Date: November 13, 2008	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit B

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.