Form 10-K
period 2008-12-31
NB&T FINANCIAL GROUP INC
filed 2009-03-17
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Based on the closing sales price of $15.06 per share on June 30, 2008, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $33,073,341. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by The National Bank and Trust Company (the “Bank”) as trustee with respect to which the Bank has sole or shared voting or dispositive power. As of March 2, 2009, 3,173,082 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Election of Directors;

2. Executive Officers;

3. Section 16(a) Beneficial Ownership Reporting Compliance;

4. Compensation of Executive Officers and Directors;

5. Voting Securities and Ownership of Certain Beneficial Owners and Management;

6. Certain Relationships and Related Transactions; and

7. Auditors.

PART I

Item 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial” or the “Company”), an Ohio corporation, is a financial holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund loans secured by residential and non-residential real estate, commercial and agricultural loans and consumer loans, including automobile loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank also has a trust department with assets under management of approximately $164.2 million. As of December 31, 2008, the Bank had 214 employees.

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

Trust Services

The Bank received trust powers in 1922 and had approximately $164.2 million in assets under management at December 31, 2008 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

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

Borrowings The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. Short-term borrowings include federal funds purchased and U.S Treasury demand notes.

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

Bank Holding Company Regulation

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2008. For NB&T Financial’s capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2008.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2008. For the Bank capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2008, met the standards for the highest capital category, a well-capitalized bank.

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

Federal Reserve Board. The Federal Reserve Act requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2008, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $8.6 million at December 31, 2008. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

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

Changes in our local economy resulting from the departure of a large employer.

DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) and ABX Air, Inc. (“ABX Air”) employ more people in Clinton County than any other employer. DHL has decided to outsource its United States transportation and sorting services to another company. As a result, DHL and ABX Air are significantly reducing their operations in Wilmington and Clinton County, Ohio. Thousands of local jobs are expected to be eliminated. We expect the loss of jobs to have a negative short-term and potentially negative long-term impact on the local economy. Its impact on property values and other businesses in the community is unknown at this time. This reduction could impact the available opportunities to lend and to raise deposits. In addition, it could result in increased delinquencies, defaults and losses on existing loans and result in a decrease in deposits as customers use savings to pay bills or move to find different jobs. The Trust Department could also lose accounts as residents leave the area, reducing the Bank’s income from the Trust Department.

Recent developments in the residential mortgage and related markets and the economy may adversely affect our business.

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

Federal or state governments might adopt legislation or regulations reducing the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral. Additionally, legislation has been proposed to give judges the ability to adjust the principal and interest payments on a mortgage to allow homeowners to avoid foreclosure.

FDIC insurance premiums may increase materially.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payments of deposits up to insured limits from the Deposit Insurance Fund. During 2008, the Company fully utilized its one-time FDIC insurance credits and recognized approximately $99,000 in FDIC insurance expense. In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009. On February 27, 2009, the FDIC announced adoption of an interim final rule imposing a one-time special assessment of 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due by each insured institution. Management of the Company expects that the special assessment and the changes to the premium calculation could increase the Company’s FDIC insurance expense for 2009 by $1.3 million to $1.8 million.

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

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit at the Bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

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

The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance fund, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. The significant federal and state banking regulations that affect us are described in this annual report under the heading “Regulation.”

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

Our articles of incorporation and code of regulations contain provisions that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. Moreover, as of March 2, 2009, directors and executive officers controlled the vote of 19.9% of the outstanding common shares of NB&T Financial in addition to the 4.7% of the outstanding shares with respect to which the Bank controls the vote as trustee and an additional 29.9% owned by relatives of a director. The provisions in our articles and code of regulations and the percentage of voting control by NB&T Financial affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

NB&T Financial and the Bank own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The Bank also owns or leases 20 full-service branch offices and one remote drive-through ATM facility, all of which are located in Brown, Clermont, Clinton, Highland, and Warren Counties in Ohio. The Bank owns a building at 1600 West Main Street, Wilmington, Ohio, which serves as an operation center for the Bank and houses the Bank’s insurance agency.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,174,747 common shares of the Company outstanding on December 31, 2008 held of record by approximately 383 shareholders of record, and approximately an additional 435 beneficial owners holding their shares in the names of brokers, banks and depositories. Dividends per share declared were $0.29 per share in each quarter in 2008 and were $0.28 per share in each quarter in 2007.

The Company’s shares trade on the NASDAQ Capital Market under the symbol NBTF. The following table summarizes the quarterly common stock prices and dividends declared for the last two years.

	2008			2007
	High	Low	Dividend	High	Low	Dividend
Fourth Quarter	$19.99	$12.97	$0.29	$20.52	$19.39	$0.28
Third Quarter	18.81	12.25	0.29	21.15	19.51	0.28
Second Quarter	19.25	15.04	0.29	21.85	20.75	0.28
First Quarter	21.00	18.67	0.29	21.48	19.72	0.28

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

The Company has an equity plan under which the Company may grant options, restricted stock and stock appreciation rights to selected directors and employees for up to 270,000 common shares of the Company. The Company also has a stock option plan that has been terminated but under which options to purchase shares remain exercisable. Finally, an option to purchase 30,000 shares was awarded to Mr. Limbert upon his employment. These options may be exercised at $20.88, vest over five years and expire in 2016. The following table summarizes the securities authorized for issuance at December 31, 2008 under all equity compensation plans in existence at that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Equity Plan	105,500	$19.93	164,500
1992 Nonqualified Stock Option Plan (Terminated 2007)	89,000	24.35	0
Equity compensation plans not approved by security holders	30,000	20.88	0

Total	224,500	$21.81	164,500

Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 5,871 shares of treasury stock to NB&T Financial Group, Inc. ESOP plan on December 31, 2008 for $66,871. The shares were needed to meet dividend reinvestment requirements of the plan. The sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as they were sold to the ESOP Trust, of which the Bank is the Trustee. The proceeds of the sale have been used for general corporate purposes.

Issuer Purchases of Equity Securities

The Company has one publicly announced stock repurchase plan. No shares were repurchased under the plan during the fourth quarter of 2008. The repurchase plan was announced April 24, 2007 and authorized the repurchase of up to 170,000 shares of common stock. Through December 31, 2008, 66,556 shares have been repurchased under the plan, which expires April 2009.

Performance Graph

The following line graph compares the yearly percentage change in NBTF’s cumulative total shareholder return against the cumulative return of The NASDAQ Composite Index, which includes all Nasdaq domestic and international based common type stocks listed on The NASDAQ Stock Market, and an index of banks with total assets of $500 million to $1 billion. The graph assumes the investment of $100 on December 31, 2003. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of NBTF’s common shares at the end and at the beginning of the measurement period; by (ii) the price of NBTF’s common shares at the beginning of the measurement period.

NB&T Financial Group, Inc.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
NB&T Financial Group, Inc.	100.00	92.88	71.63	73.26	75.13	59.38
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

	2008	2007	2006	2005	2004
Consolidated Statements of Income
Interest income	$28,828	$32,947	$34,096	$32,886	$32,135
Interest expense	10,353	14,276	15,795	13,768	11,904

Net interest income	18,475	18,671	18,301	19,118	20,231
Provision for loan losses	400	135	1,330	775	1,900
Non-interest income	8,236	8,240	7,852	8,367	9,239
Non-interest expense	21,679	21,316	23,312	21,868	21,552

Income before income taxes	4,632	5,460	1,511	4,842	6,018
Income taxes	801	1,028	(345)	737	1,064

Net income	$3,831	$4,432	$1,856	$4,105	$4,954

Per Share Data
Basic earnings per share	$1.22	$1.39	$0.58	$1.30	$1.57
Diluted earnings per share	1.22	1.39	0.58	1.30	1.56
Dividends per share	1.16	1.12	1.08	1.04	1.00
Book value at year end	18.52	18.52	18.01	18.10	18.16
Weighted average shares outstanding—basic	3,143	3,188	3,175	3,162	3,148
Weighted average shares outstanding—diluted	3,143	3,190	3,176	3,168	3,166

Consolidated Balance Sheets (Year End)
Total assets	$524,841	$518,922	$555,182	$650,248	$645,323
Securities	87,908	89,285	82,896	171,567	169,745
Loans	336,184	357,763	410,221	417,623	402,839
Allowance for loan losses	3,411	3,594	4,762	4,058	4,212
Deposits	420,728	420,254	453,268	447,626	452,593
Long-term debt	39,810	34,810	36,748	109,039	111,673
Total shareholders’ equity	58,791	58,883	58,223	58,498	58,601

Selected Financial Ratios
Return on average assets	0.73%	0.82%	0.30%	0.63%	0.75%
Return on average equity	6.49	7.53	3.21	6.98	8.57
Dividend payout ratio	95.08	80.58	186.21	80.00	63.69
Net interest margin	3.84	3.78	3.26	3.16	3.31
Non-interest expense to total revenue	81.16	79.21	89.14	79.56	78.17
Average loans to average total assets	65.19	71.62	69.34	62.26	61.80
Average equity to average total assets	11.21	10.94	9.48	8.99	8.74
Total risk-based capital ratio (at year end)	18.80	17.69	15.69	14.96	15.06
Ratio of non-performing loans to total loans	0.95	0.55	2.04	1.96	0.71
Ratio of loan loss allowance to total loans	1.01	1.00	1.16	0.97	1.05
Ratio of loan loss allowance to non-performing loans	107	181	57	50	147
Net charge-offs to average loans	0.17	0.34	0.15	0.23	0.62

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2008 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2008 and 2007 and for the three years ended December 31, 2008.

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

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income for 2008 was $3.8 million, or $1.22 per diluted share, compared to $4.4 million, or $1.39 per diluted share, for 2007. In 2008, the Bank opened three new branches, increasing expenses approximately $750,000 over last year. The Bank also took advantage of its well-capitalized position to expand into contiguous markets. In addition, the provision for loan losses increased $265,000 in 2008 due to a higher level of nonperforming loans and increased credit risk inherent in the current economic climate.

Net income for 2007 was $4.4 million, or $1.39 per diluted share, compared to net income of $1.9 million, or $.58 per diluted share, for 2006. The earnings improvement was across the board with increases in net interest income and non-interest income, and decreases in the loan loss provision and non-interest expenses.

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2008, setting forth: (i) average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1—NET INTEREST INCOME AND NET INTEREST MARGIN

(Dollars in thousands)

	2008			2007			2006
	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid
Loans (1)	$343,453	6.67%	$22,894	$385,857	7.18%	$27,699	$422,452	6.74%	$28,460
Securities	99,588	5.01	5,001	91,504	4.87	4,453	135,119	4.03	5,441
Deposits in banks	26,808	2.60	700	1,160	4.43	51	266	5.57	15
Federal funds sold	11,672	1.99	233	15,146	4.91	744	3,658	4.91	180

Total interest-earning assets	481,521	5.99	28,828	493,667	6.67	32,947	561,495	6.07	34,096
Non-earning assets	45,340			44,382			47,794

Total assets	$526,861			$538,049			$609,289

Non-interest-bearing demand deposits	$60,238	—	—	$56,571	—	—	$62,059	—	—
Interest-bearing demand deposits	79,237.46		362	83,572.93		781	97,417.87		848
Savings deposits	112,195	1.43	1,601	119,484	2.73	3,267	108,077	2.17	2,348
Time deposits	172,696	3.66	6,316	180,373	4.53	8,175	199,753	4.02	8,022
Short-term borrowings	726	1.31	10	870	4.72	41	34,641	4.75	1,645
Junior subordinated debentures	10,310	7.07	729	9,344	7.96	744	8,248	8.65	713
FHLB advances	29,322	4.56	1,335	25,738	4.93	1,268	44,263	5.01	2,219

Total interest-bearing liabilities	404,486	2.56	10,353	419,381	3.40	14,276	492,399	3.21	15,795

Non-interest bearing liabilities	63,327			59,387			59,112
Capital	59,048			59,281			57,778

Total liabilities and capital	$526,861			$538,049			$609,289

Net interest income			$18,475			$18,671			$18,301

Net interest margin		3.84%			3.78%			3.26%

(1)	Includes nonaccrual loans and loan fees.

Net interest income was $18.5 million for 2008, a decrease of $196,000 compared to $18.7 million for 2007. Net interest margin increased to 3.84% for 2008 from 3.78% last year. Average interest-earning assets decreased approximately 2.5% to $481.5 million during 2008 compared to 2007 and interest income decreased $4.1 million. Also, the average yield on earning assets decreased from 6.67% for 2007 to 5.99% for 2008 due to lower loan volumes, reinvestment in lower-yielding interest bearing deposits and declining market rates. Offsetting the decrease in interest income, interest expense decreased $3.9 million to $10.4 million during 2008 from $14.3 million last year. Average interest-bearing liabilities decreased 3.6% from last year to $404.5 million, and their cost decreased to 2.56% during 2008 from 3.40% last year.

Net interest income increased to $18.7 million in 2007 from $18.3 million in 2006 with an increase in the Company’s net interest margin from 3.26% in 2006 to 3.78% in 2007. Interest income was $32.9 million for 2007 compared to $34.1 million in 2006, which is the result of lower loan volumes. Total interest expense decreased $1.5 million to $14.3 million in 2007 from $15.8 million last year. The decrease is primarily the result of the reduction in Federal Home Loan Bank advances, short-term borrowings and time deposits. These liability decreases, along with reductions in the investment and indirect loan portfolios, were part of the balance sheet restructuring in 2006 to improve the Company’s net interest margin.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2008. Changes attributable to rate and volume are allocated to both rate and volume on an equal basis.

TABLE 2—NET INTEREST INCOME—RATE/VOLUME ANALYSIS

(Dollars in thousands)

	Years ended December 31, 2008 vs. 2007 Increase (decrease) due to			Years ended December 31, 2007 vs. 2006 Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$(3,097)	$(1,708)	$(4,805)	$(2,527)	$1,766	$(761)
Securities	406	143	549	(1,939)	951	(988)
Deposits in banks	903	(255)	648	45	(8)	37
Federal funds sold	(120)	(391)	(511)	564	—	564

Total interest-earning assets	(1,908)	(2,211)	(4,119)	(3,857)	2,709	(1,148)

Interest expense attributable to:
Interest-bearing deposits	(511)	(3,433)	(3,944)	(650)	1,655	1,005
Short-term borrowings	(5)	(27)	(32)	(1,600)	(4)	(1,604)
Junior subordinated debentures	73	(88)	(15)	91	(60)	31
FHLB advances	170	(102)	68	(921)	(30)	(951)

Total interest-bearing liabilities	(273)	(3,650)	(3,923)	(3,080)	1,561	(1,519)

Net interest income	$(1,635)	$1,439	$(196)	$(724)	$1,095	$371

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $8.2 million in 2008 and 2007, and $ 9.2 million in 2006. The non-interest income in 2006 included a $1.1 million gain on sale of a branch. Service charges on deposits increased slightly in 2008 due to increased business checking accounts and a lower average earnings credit on such balances. Service charges on deposits decreased 3.6% in 2007 largely due to decreased fees on overdrawn accounts and an increase of $6.6 million in average free checking account balances. Other service charges and fees increased in 2008 and 2007 due to additional fee income on debit card transactions. Insurance agency commissions declined to $2.3 million in 2008 due to a decline in insurance policies and decreased commissions on sales of non-deposit investment products. Bank owned life insurance (“BOLI”) income decreased to $492,000 in 2008 compared to $511,000 in 2007, due to a decrease in the yield on the underlying investments. Other income increased to $1,125,000 in 2008 due to a gain of approximately $116,000 on the mandatory redemption of Visa shares as a result of the Visa initial public offering as well as a gain of $135,000 on the liquidation of a long-term investment held by the Bank’s insurance agency subsidiary. These gains were partially offset by decreased gains on loan sales. Other income increased to $1,067,000 in 2007 due to increased gains on loan sales and fee income on cash management sweep services.

TABLE 3—NON-INTEREST INCOME

(Dollars in thousands)

				Percent Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Trust	$937	$939	$944	(.21)%	(.53)%
Service charges on deposits	2,352	2,347	2,435.21		(3.61)
Other service charges	1,063	976	926	8.91	5.40
Insurance agency commissions	2,252	2,400	2,436	(6.17)	(1.48)
Income from BOLI	492	511	465	(3.72)	9.89
Gain on sale of branch	—	—	1,099	NM	NM
Other	1,125	1,067	889	5.44	20.02

Total	$8,221	$8,240	$9,194	(.23)%	(10.38)%

Gross gains of $15,000 were realized on premium calls of approximately $1,600,000 in municipal bonds in 2008. There were no security sales in 2007. In 2006, securities of $66.3 million were sold at a net loss of $1.3 million in order to reduce long-term borrowings and fund the sale of a branch.

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years.

TABLE 4—NON-INTEREST EXPENSE

(Dollars in thousands)

				Percent Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Salaries & employee benefits	$11,847	$11,584	$11,572	2.27%	.10%
Occupancy	1,992	1,687	1,699	18.08	(.71)
Equipment	1,639	1,541	1,689	6.36	(8.76)
Data processing	1,207	1,009	910	19.62	10.88
Professional fees	1,336	1,514	1,588	(11.76)	(4.66)
Marketing	511	546	941	(6.41)	(41.98)
Printing, postage and supplies	803	787	872	2.03	(9.75)
State franchise tax	786	751	746	4.66	.67
Prepayment penalty on FHLB debt	—	—	1,363	NM	NM
Amortization of intangibles	225	474	665	(52.53)	(28.72)
Other	1,333	1,423	1,267	(6.32)	12.31

Total	$21,679	$21,316	$23,312	1.70%	(8.56)%

Total non-interest expense in 2006 included prepayment penalties of $1.4 million on the payoff of $47.2 million in long-term FHLB advances. Salaries and benefits expense, which is the largest component of non-interest expense, remained relatively unchanged in 2006 and 2007. The expense increased to $11.8 million in 2008 due to increased personnel at three branch locations opened in 2008. Occupancy expense also increased in 2008 due to the opening of the three new branches. Data processing fees have increased over the last two years due to increased debit card processing fees. Professional fees, marketing and printing, postage and supplies expenses were $554,000 higher in 2006, compared to 2007, due to the launch of the Company’s new corporate brand. Professional fees were lower in 2008, compared to 2007, due to recovery of approximately $68,000 in legal fees related to problem loans and approximately $82,000 in recruiting fees incurred in 2007. Amortization expense declined in 2007 and 2006 due to sale of a previously acquired branch in 2006. In addition, the expense continued to decline in 2008 due to the full amortization of an intangible related to a 2001 insurance agency acquisition. Other expenses were higher in the last two years due to net losses on other real estate owned sales of $87,000 and $205,000 in 2008 and 2007, respectively.

During 2008, the Company fully utilized its one-time FDIC insurance credits and recognized approximately $99,000 in FDIC insurance expense. In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009. On February 27, 2009, the FDIC announced adoption of an interim final rule imposing a one-time special assessment of 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due by each insured institution. Management of the Company expects that the special assessment and the changes to the premium calculation could increase the Company’s FDIC insurance expense for 2009 by $1.3 million to $1.8 million.

INCOME TAXES

In 2008, the effective tax rate was 17.3%, compared to 18.8% in 2007. Due to the security losses and prepayment penalty on FHLB advances with relatively the same level of tax-exempt income and tax-deductible expenses, the Company had a tax benefit for 2006.

FINANCIAL CONDITION

ASSETS

Total assets increased from $518.9 million at December 31, 2007 to $524.8 million at December 31, 2008. Loan volume continued to decline in 2008 with total loans decreasing from $357.8 million at December 31, 2007 to $336.0 million at December 31, 2008. The excess funds from the decline in loan volume were reinvested in short-term interest-bearing deposits, which increased to $43.4 million at December 31, 2008 from $10.7 million at December 31, 2007.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on amortized cost, at the dates indicated:

TABLE 5—SECURITIES PORTFOLIO

(Dollars in thousands)

	At December 31,
	2008	2007	2006
Securities available for sale:
U.S. Government sponsored entities	$10,576	$14,581	$28,796
U.S. Government agency and sponsored entity mortgage-backed securities	2,676	2,400	3,185
Other mortgage-backed securities	50,254	38,570	17,155
Municipals	24,156	32,725	33,623

Total securities available for sale	$87,662	$88,286	$82,769

At December 31, 2008, the securities portfolio was down only slightly to $87.7 million from $88.3 million at December 31, 2007. The Company experienced increased calls of municipal securities in 2008 with approximately $8.6 million in bonds called with the proceeds reinvested in mortgage-backed securities. The Company increased its securities portfolio from $82.8 million at December 31, 2006 to $88.3 million at December 31, 2007 as loan demand declined. Excess liquid funds were invested in mortgage-backed securities.

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2008. Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. U.S. Government agency and sponsored entity notes, as well as municipal securities, are categorized based on contractual maturity. Yields do not include the effect of income taxes.

TABLE 6—SECURITIES PORTFOLIO REPRICING

(Dollars in thousands)

	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Government sponsored entity notes	$10,576	2.92%	$—	—%	$—	—%	$—	—%	$10,576	2.92%
U.S. Government agency and sponsored entity mortgage-backed securities	198	4.46	2,478	5.05	—	—	—	—	2,676	5.00
Other mortgage-backed securities	23,663	5.71	24,217	5.45			2,374	4.99	50,254	5.55
Municipals	5,724	5.92	3,632	4.06	5,963	4.81	8,837	5.00	24,156	5.03

Total securities available for sale	$40,161	5.00	$30,327	5.25	$5,963	4.81	$11,211	5.00	$87,662	5.07

LOANS

Table 7 shows loans outstanding at period end by type of loan. Commercial and industrial loans declined from $90.1 million in 2004 to $52.5 million in 2008. The decline in the commercial and industrial loan portfolio has been largely offset by an increase in commercial real estate loans, which increased from $55.6 million in 2004 to $96.8 million in 2008. At December 31, 2008, total commercial and industrial and commercial real estate loans were down $9.0 million from December 31, 2007 due to loan payoffs and decreased loan demand. Loan demand was lower in 2008 due to a slowing economy and commercial borrowers trying to reduce their debt obligations. Commercial construction loans also decreased in 2008 by approximately $3.2 million. There was an increase in agricultural loan balances in 2008 of approximately $1.4 million. One of the Bank’s primary target markets continues to be commercial lending to small- to medium-sized companies with established track records in the Company’s market area.

Residential real estate loans increased $5.2 million to $130.1 million in 2008. One- to-four-family real estate loans increased due to increased originations of adjustable-rate mortgages retained in the Company’s portfolio, while home equity loans remained relatively unchanged at December 31, 2008 and December 31, 2007.

Currently, the Company has approximately $13.9 million in residential real estate loans with a loan-to-value ratio greater than 80% for which private mortgage insurance has not been required. The Company does not offer residential real estate loan products with negative amortization.

Installment loans decreased $16.2 million to $24.4 million in 2008 from $40.6 million at December 31, 2007. Most of this decline is the result of the Company discontinuing its indirect lending activity in the third quarter of 2006 due to profit margins not meeting expectations. Installment loans have declined from 18.1% of the total loan portfolio at the end of 2004 to 7.3% of the total portfolio at the end of 2008.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2008, the highest commercial lending concentration was in commercial rental real estate properties at 10.1% of the total commercial loan portfolio.

TABLE 7—LOAN PORTFOLIO

(Dollars in thousands)

	At December 31,
	2008	2007	2006	2005	2004
Commercial & industrial	$52,490	$62,455	$76,182	$82,898	$90,136
Commercial real estate	96,755	95,801	87,018	82,616	55,565
Real estate construction	6,064	9,203	19,958	9,743	13,114
Agricultural	26,265	24,910	22,916	23,468	22,210
Residential real estate	130,091	124,849	140,083	148,358	149,120
Installment	24,440	40,552	64,204	70,696	72,926
Other	—	—	—	—	—
Deferred net origination costs	(89)	(7)	(140)	(156)	(232)

Total	$336,016	$357,763	$410,221	$417,623	$402,839

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2008, which, based on contractual maturities, are due in the periods indicated. The table also sets forth the amounts of loans due after one year from December 31, 2008, which have predetermined rates and which have floating or adjustable rates.

TABLE 8—LOAN MATURITIES AND PRICE SENSITIVITY

(Dollars in thousands)

	Due in 1 Year or Less	Due After 1 Year to 5 Years	Due after 5 Years	Total
Commercial and industrial	$14,802	$14,098	$23,590	$52,490
Commercial real estate	14,176	2,667	79,912	96,755
Real estate construction	948	903	4,213	6,064
Agricultural	11,133	3,241	11,891	26,265

Total	$41,059	$20,909	$119,606	$181,574

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and industrial	$12,212	$40,278	$52,490
Commercial real estate	4,477	92,278	96,755
Real estate construction	1,123	4,941	6,064
Agricultural	6,531	19,734	26,265

Total	$24,343	$157,231	$181,574

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31 for each of the last five years:

TABLE 9—NON-PERFORMING ASSETS

(Dollars in thousands)

	2008	2007	2006	2005	2004
Non-accrual loans	$2,982	$1,729	$8,365	$8,178	$2,874
Accruing loans 90 days or more past due	200	253	0	0	0
Renegotiated loans	0	0	0	0	0
Other real estate owned	321	176	1,154	334	389

Total non-performing assets	$3,503	$2,158	$9,519	$8,512	$3,263

RATIOS
Non-performing assets to total loans and other real estate owned	1.04%	.60%	2.31%	2.04%	.81%
Ratio of loan loss allowance to non-performing loans	107%	181%	57%	50%	147%

The Company’s policy is to place a commercial loan on non-accrual status when it reaches 90 days past due and any of the following conditions exist: 1) the borrower cannot meet the payment obligations under the loan; 2) full payment of principal and interest is not expected; 3) the borrower has filed for bankruptcy and a plan of reorganization or liquidation is not imminent; or 4) foreclosure action has been initiated. All other loans are typically placed on non-accrual status when legal action or charge-off is anticipated but no later than 120 days past due. The amount of non-accrual loans was $3.0 million at year-end 2008, compared to $1.7 million at year-end 2007. The increase is primarily due to one large commercial loan relationship of $1.1 million secured by a gas station/convenience store. The decrease of $6.6 million between December 31, 2006 and December 31, 2007 is primarily due to the return to accrual status of one $4.6 million relationship and the charge-off of $680,000 on one commercial real estate relationship.

At December 31, 2008, other real estate owned consisted of four residential properties. Other real estate owned decreased in 2007 primarily due to selling one residential property acquired in 2006 for $745,000 associated with the relocation of the Company’s new Chief Executive Officer.

No interest income was recognized in 2008 on non-accrual loans outstanding at December 31, 2008. Had the non-accrual loans been accruing, the interest income recognized would have been approximately $195,000.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was increased to $400,000 in 2008 from $135,000 in 2007 due to a higher level of nonperforming loans and increased credit risk inherent in the current economic climate. Non-performing loans totaled $3.2 million at December 31, 2008, compared to $2.0 million at December 31, 2007. In addition, other real estate owned increased to $321,000 at December 31, 2008, from $176,000 at December 31, 2007. The allowance for loan losses to total loans was 1.01% at December 31, 2008, compared to 1.00% at December 31, 2007.

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

TABLE 10—ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Balance at beginning of period	$3,594	$4,762	$4,058	$4,212	$4,830

Charge-offs:
Commercial and industrial	(69)	(140)	(39)	(93)	(514)
Commercial real estate	(155)	(826)	(195)	(27)	(501)
Real estate construction	—	—	—	—	—
Agricultural	—	(17)	(29)	(77)	(173)
Residential real estate	(124)	(123)	(148)	(178)	(625)
Installment	(530)	(658)	(806)	(1,133)	(1,385)
Other	—	—	—	—	—

Total charge-offs	(878)	(1,764)	(1,217)	(1,508)	(3,198)

Recoveries:
Commercial and industrial	22	39	55	39	119
Commercial real estate	50	118	94	89	51
Real estate construction	—	—	—	—	—
Agricultural	34	13	22	11	41
Residential real estate	32	76	37	40	88
Installment	157	215	383	400	271
Other	—	—	—	—	110

Total recoveries	295	461	591	579	680

Net charge-offs	(583)	(1,303)	(626)	(929)	(2,518)
Provision for possible loan losses	400	135	1,330	775	1,900

Balance at end of period	$3,411	$3,594	$4,762	$4,058	$4,212

Ratio of net charge-offs to average loans outstanding during the period	0.17%	0.34%	0.15%	0.23%	0.62%

Average loans outstanding	$343,453	$385,370	$422,452	$407,766	$408,779

In 2006, the loan loss provision was increased $1.3 million for two large commercial loan relationships. One relationship was subsequently charged off in 2007 for approximately $680,000, and the other relationship was subsequently resolved with no loss to the Company. The allowance for loan losses as a percent of total loans at December 31 was 1.01% in 2008, 1.00% in 2007, and 1.16% in 2006.

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include estimated changes in real estate values, unemployment levels, the condition of the agricultural business, and other local economic factors. Specifically, the Company also considered during the year the impact of DHL and ABX Air significantly reducing their operations in Wilmington and Clinton County, Ohio. DHL and ABX Air combined employed more people than any other employer in Clinton County. DHL has decided to outsource its United States transportation and sorting services to another company. ABX Air has announced that thousands of local jobs will be eliminated. Not all the individuals with these jobs live in Clinton County. We do, however, expect this job reduction to have a negative short-term and potentially negative long-term impact on the local economy. While the Company has no direct relationship with either DHL or ABX Air, the Company did estimate its direct exposure, both loans and deposits, from employees of DHL and ABX Air and considered this in evaluating the allowance.

Table 11 shows the allocation of the allowance for loan losses as of December 31, 2008. In 2008, more of the allowance was specifically allocated to the residential real estate portfolio due to declining real estate values and increased uncertainties around the ability of certain borrowers to repay their mortgage loans, resulting in no unallocated balances at December 31, 2008.

TABLE 11—ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Commercial and industrial	$194	$221	$989	$854	$679
Commercial real estate	1,688	2,064	2,265	1,094	1,064
Real estate construction	4	3	36	59	73
Agricultural	39	20	44	20	105
Residential real estate	1,210	621	369	547	556
Installment	276	362	721	1,062	1,201
Unallocated	—	303	338	422	534

Total	$3,411	$3,594	$4,762	$4,058	$4,212

Percent of loans in each category to total loans
Commercial and industrial	15.0%	17.0%	19.0%	20.0%	22.0%
Commercial real estate	29.0	27.0	21.0	20.0	14.0
Real estate construction	2.0	3.0	5.0	2.0	3.0
Agricultural	8.0	7.0	5.0	5.0	6.0
Residential real estate	39.0	35.0	34.0	36.0	37.0
Installment	7.0	11.0	16.0	17.0	18.0
Other	0.0	0.0	0.0	0.0	0.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

OTHER ASSETS

In September 2000, $10 million was used to purchase bank owned life insurance with a cash surrender value that increases tax-free at an adjustable rate. At December 31, 2008, the cash surrender value was $14.1 million. The intangible assets consisted of core deposit intangibles of $880,000, which is amortized over the expected life of the related core deposits, and goodwill of $3.8 million, which is tested annually for impairment in accordance with SFAS No. 141. The Ada branch, which was acquired in 2001 as part of the Sabina Bank acquisition, was sold in the fourth quarter of 2006, and approximately $419,000 in associated core deposit intangibles was expensed.

In 2008 and 2007, no goodwill was expensed due to impairment of value. In 2008, most publicly-traded financial institutions experienced a significant decline in the market value of their stock due to the global financial crisis, including the Company. Management considered the market value of the stock in evaluating goodwill impairment, but also evaluated the economic value of equity using discounted cash flows and recent acquisition prices for community-oriented banks. Both the economic value calculation and comparison with acquisition prices exceeded the book value of the Company, including the goodwill. As a result, management concluded no goodwill needed to be expensed due to impairment of value.

DEPOSITS

Table 12 presents a summary of period end deposit balances. Total deposits increased to $420.7 million in 2008 from $420.3 million in 2007. Non-interest bearing checking accounts have remained relatively stable at 14% to 16% of total deposits over the past three years. NOW accounts have declined in average over the last three years. Year-to-date average NOW account balances were $79.2 million in 2008, $83.6 million in 2007 and $97.4 million in 2006. Much of the decrease is due to several public fund customers using the Company’s cash management sweep product, introduced in late 2006. Savings accounts have remained relatively stable at 8% of total deposits at December 31, 2008. Money market balances declined in 2008 as customers reacted to the decreases in money market account yields. Certificates of deposit less than $100,000 increased $4.8 million in 2008 and represented 34% of deposits at the end of 2008. Certificates of $100,000 and over are primarily short-term public funds and brokered deposits. Balances of such large certificates fluctuate depending on the Company’s pricing strategy and funding needs at any particular time and remained at 7% of total deposits in 2008.

During 2008, the Federal Reserve Board promoted a significant decline in interest rates throughout the country. The accounts immediately affected by lower rates were NOW and money market accounts. For certificates of deposit, the decline in rates did not occur as quickly due to the timing of maturities. Additionally, other banks in some of our markets maintained higher rates to meet their liquidity needs. Although we experienced some loss in accounts due to higher competitive rates, the impact on our core deposits was minimal. Core deposits remained at 92.8% of total deposits at December 31, 2008 and 2007. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company had approximately $13.7 million of brokered deposits at December 31, 2008 through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS allows the Bank to offer FDIC insurance to local certificate customers in excess of the $250,000 limit through a national relationship with other banks. The amount of deposits currently from outside the Company’s market area is not significant.

TABLE 12—DEPOSITS

	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$65,969	16%	$59,804	14%	$66,479	15%
NOW	81,516	19	75,924	18	88,464	19
Savings	32,535	8	30,534	7	32,512	7
Money market	66,038	16	85,837	21	75,953	17
CD’s less than $100,000	142,730	34	137,964	33	144,370	32
CD’s $100,000 and over	31,940	7	30,191	7	45,490	10

Total	$420,728	100%	$420,254	100%	$453,268	100%

The following table sets forth the dollar amount of time deposits maturing in the periods indicated:

TABLE 13—MATURITY OF TIME DEPOSITS

(Dollars in thousands)

	$100,000 or More	Less than $100,000	Total
Three months or less	$5,693	$26,971	$32,664
Over 3 months to 6 months	7,763	29,982	37,745
Over 6 months to 12 months	5,776	22,785	28,561
Over twelve months	12,708	62,992	75,700

Total	$31,940	$142,730	$174,670

OTHER BORROWINGS

At December 31, 2008, the Bank had outstanding $29.5 million of total borrowings from the FHLB. Advances of $24.5 million have interest rates from 4.81% to 4.99% and are subject to restrictions or prepayment penalties. In addition, the FHLB has at its option the ability to convert $24.5 million of advances to variable rate three-month Libor advances. If the FHLB exercises this option, the Bank may repay the advances at interest rate reset dates with no penalty. In addition, the Bank has a $5.0 million advance at a fixed rate of interest of 2.82%, which matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment. During 2006, the Company paid off approximately $72.3 million in FHLB advances with a prepayment penalty of $1.4 million.

At December 31, 2008, the Company’s short-term borrowings consisted of $1.7 million in treasury demand notes. Securities sold under repurchase agreements are no longer issued by the Company due to the introduction of a third-party cash management sweep. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated:

TABLE 14—SHORT-TERM BORROWINGS

(Dollars in thousands)

	December 31,
	2008	2007	2006
Amount of short-term borrowings outstanding at end of period	$1,693	$722	$2,864
Maximum amount of short-term borrowings outstanding at any month end during period	$1,777	$2,014	$77,869
Average amount of short-term borrowings outstanding during period	$675	$870	$34,641
Weighted average interest rate of short-term borrowings during period	1.31%	4.72%	4.75%
Weighted average interest rate of short-term borrowings at end of period	.12%	3.69%	4.37%

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

On June 25, 2007, the Company refinanced the above long-term debt with another “pooled trust preferred securities offering” of $10.3 million in thirty-year debt securities. These securities have a fixed rate of 7.071% through September 6, 2012 and thereafter at the rate of 1.50% over the three-month LIBOR rate. The securities issued by the Company are classified as Tier I capital for regulatory purposes, and the interest is deductible for federal income tax purposes.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2008, NB&T Financial met all of its capital requirements with a total risk-based capital ratio of 18.80%, a Tier 1 risk-based capital ratio of 17.85%, and a Tier 1 leverage ratio of 12.21%. For further information regarding NB&T Financial’s capital, see Note 15 to the Financial Statements in Item 8 of this annual report.

In October 2008, President Bush signed into law The Emergency Economic Stabilization Act of 2008 (EESA) in response to the global financial crisis of 2008, authorizing the United States Secretary of the Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, and make capital injections into banks. The Troubled Assets Relief Program (TARP) is a program within EESA by which the Treasury Department of the United States purchases assets and equity from financial institutions in order to strengthen the financial sector. Under the Capital Purchase Program of TARP (CPP), the Treasury has been purchasing preferred stock and warrants in American banks of all sizes. The equity investment by the Treasury qualifies as Tier 1 Capital.

The Company decided not to participate in the CPP for the following reasons:

•	The Company and the Bank currently exceed all well-capitalized regulatory guidelines and will still exceed the capital ratios for many of the other institutions receiving the Treasury investment.

•	The Bank currently has sufficient liquidity to meet the loan demands of creditworthy borrowers in the markets the Bank serves. The Bank continues to actively pursue good loans.

•	Participation in the program could restrict future dividend payments to Company shareholders.

•	Participation in the program could eliminate or restrict the Company’s current stock repurchase program.

•	The issuance of warrants to the Treasury could result in dilution of current shareholder interest in the Company without sufficient long-term return at this time.

•

The Securities Purchase Agreement Standard Terms provides the Treasury “may unilaterally amend any provision” of the agreement after signing to comply with any changes in federal statutes. Management was unwilling to risk potential future changes.

LIQUIDITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. As part of the process, daily management reports are produced to monitor fluctuations in the balance sheet and liquidity ratios. As part of its monthly Asset/Liability Committee reporting, the Bank updates cash flow projections for investments, loans, deposits and significant borrowings. Additionally, the Asset/Liability Committee reviews the Bank’s liquidity position relative to available sources of funds, both on the balance sheet and from third parties, and deposits and short-term liabilities.

The loan to deposit ratio at December 31, 2008, was 79.9%, compared to 85.1% at December 31, 2007. Loans to total assets were 64.1% at the end of 2008, compared to 68.9% at the same time last year. At

December 31, 2008, the Company had $43.4 million in interest-bearing deposits, of which $26.0 million was held in fully-insured certificates of deposit with maturities laddered over ninety days to meet short-term funding needs. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 60.4% of the investment portfolio consists of mortgage-backed securities which provide monthly principal and interest cash flow. Approximately 35.1% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 92.8% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. At December 31, 2008, simulation models were not performed for 100, 200 and 300 basis point decreases. Due to the current rate environment where the federal funds target rate is between 0% and .25%, the simulated rate decreases would not provide meaningful results. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as Table 16 indicates at December 31, 2008, the results of these simulations are within those guidelines.

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

	One Year Net Interest Income Change			Economic Value of Equity Change
Rate Ramp	Year End 2008	ALCO Guideline		Year End 2008	ALCO Guideline
+ 300	-.55%	±	10%	11.5%	±	50%
+ 200	-.27	±	10	8.8	±	30
+ 100.07		±	10	5.2	±	15
- 100	NA	±	10	NA	±	15
- 200	NA	±	10	NA	±	30
- 300	NA	±	10	NA	±	50

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

RECENT LEGISLATION

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”). ARRA was passed with the intent to stimulate the economy, and includes significant legislation that applies to the financial services industry. At this time, the impact of ARRA on the financial services industry and specifically the Bank is unpredictable.

The United States and Ohio House of Representatives are also considering legislation allowing judges to reduce borrowers’ mortgage loan principal repayment requirements. If such legislation is passed, the value of mortgage loans could decrease and interest rates on new mortgage loan originations could increase to compensate for future potential principal risk. Both these factors would reduce mortgage loan volume and potentially impact the value of mortgage loans and mortgage-backed securities held by the Bank.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Goodwill and Other Intangibles—The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition. In 2008, most publicly-traded financial institutions experienced a significant decline in the market value of their stock due to the global financial crisis, including the Company. Management considered the market value of the stock in evaluating goodwill impairment, but also evaluated the economic value of equity using discounted cash flows and recent acquisition prices for community-oriented banks. Both the economic value calculation and comparison with acquisition prices exceeded the book value of the Company, including the goodwill. As a result, management concluded no goodwill needed to be expensed due to impairment of value.

EFFECT OF RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2008.

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

Effective October 10, 2008, and for prior periods, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active. As of December 31, 2008, the Company was able to obtain all market values using the Level II hierarchy measurements adopted under FAS 157.

In December 2007, the FASB issued Statement of Financial Accounting Standards 141 (revised 2007), Business Combinations, (FAS 141R), which changes accounting and reporting requirements for business acquisitions in fiscal years beginning on or after Dec. 15, 2008. FAS 141R replaces the original FAS 141 in its entirety. In general, FAS 141R will require measuring and recognizing the business acquired at full acquisition-date fair value. This replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS 141R also requires the direct costs of a business combination be recognized as expenses of the period in which they are incurred and no longer included in the measurement of the business acquired. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. FAS 141R requires the acquirer to recognize those costs separately from the business combination.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

- I N D E X -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NB&T Financial Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 22 to the financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”

/s/ BKD, LLP

Cincinnati, Ohio

February 23, 2009

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2008 and 2007

(Dollars in Thousands)

	2008	2007
Assets
Cash and due from banks	$10,705	$12,707
Interest-bearing deposits	43,393	10,699
Federal funds sold	541	2,749

Cash and cash equivalents	54,639	26,155

Available-for-sale securities	87,908	89,275
Loans held for sale	169	1,503
Loans, net of allowance for loan losses of $3,411 and $3,594 at December 31, 2008 and 2007	332,605	354,169
Premises and equipment	16,452	15,453
Federal Reserve and Federal Home Loan Bank stock	9,362	9,023
Earned income receivable	3,042	3,288
Goodwill	3,825	3,825
Core deposits and other intangibles	880	1,105
Bank-owned life insurance	14,056	13,564
Other	1,903	1,562

Total assets	$524,841	$518,922

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$65,969	$59,804
Savings, NOW and money market	180,089	192,295
Time	174,670	168,155

Total deposits	420,728	420,254

Short-term borrowings	1,693	722
Long-term debt	39,810	34,810
Interest payable and other liabilities	3,819	4,253

Total liabilities	466,050	460,039

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	10,513	10,380
Retained earnings	55,004	54,810
Unearned employee stock ownership plan (ESOP) shares	(551)	(749)
Accumulated other comprehensive income	162	658
Treasury stock, at cost Common; 2008—644,203 shares, 2007—640,638 shares	(7,337)	(7,216)

Total stockholders’ equity	58,791	58,883

Total liabilities and stockholders’ equity	$524,841	$518,922

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands, except per share amounts)

	2008	2007	2006
Interest and Dividend Income
Loans	$22,894	$27,699	$28,460
Securities
Taxable	3,089	2,209	3,189
Tax-exempt	1,425	1,653	1,743
Federal funds sold	249	744	180
Dividends on Federal Home Loan and Federal Reserve Bank stock	488	591	509
Deposits with financial institutions	683	51	15

Total interest and dividend income	28,828	32,947	34,096

Interest Expense
Deposits	8,279	12,223	11,218
Short-term borrowings	10	41	1,645
Long-term debt	2,064	2,012	2,932

Total interest expense	10,353	14,276	15,795

Net Interest Income	18,475	18,671	18,301
Provision for Loan Losses	400	135	1,330

Net Interest Income After Provision for Loan Losses	18,075	18,536	16,971

Noninterest Income
Trust income	937	939	944
Service charges on deposits	2,352	2,347	2,435
Other service charges and fees	1,063	976	926
Insurance agency commissions	2,252	2,400	2,436
Net realized gains (losses) on sales of available-for-sale securities	15	—	(1,342)
Income from bank owned life insurance	492	511	465
Gain on sale of branch	—	—	1,099
Other	1,125	1,067	889

Total noninterest income	8,236	8,240	7,852

Noninterest Expense
Salaries and employee benefits	$11,847	$11,584	$11,572
Net occupancy expense	1,992	1,687	1,699
Equipment expense	1,639	1,541	1,689
Data processing fees	1,207	1,009	910
Professional fees	1,336	1,514	1,588
Marketing expense	511	546	941
Printing, postage and supplies	803	787	872
State franchise tax	786	751	746
Prepayment penalty of FHLB debt	—	—	1,363
Amortization of intangibles	225	474	665
Other	1,333	1,423	1,267

Total non-interest expense	21,679	21,316	23,312

Income Before Income Tax	4,632	5,460	1,511

Provision (Benefit) for Income Taxes	801	1,028	(345)

Net Income	$3,831	$4,432	$1,856

Basic Earnings Per Share	$1.22	$1.39	$.58

Diluted Earnings Per Share	$1.22	$1.39	$.58

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2006	$1,000	$10,134	$55,501	$(1,152)	$(951)	$(6,034)	$58,498
Comprehensive income
Net income			1,856				1,856
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					1,036		1,036

Total comprehensive income							2,892

Dividends on common stock, $1.08 per share			(3,431)				(3,431)
Purchase of stock (3,681 shares)						(75)	(75)
Tax benefit on stock options exercised		3					3
Stock options exercised		29				37	66
Stock options expense		63					63
ESOP shares earned	—	7	—	200	—	—	207

Balance, December 31, 2006	1,000	10,236	53,926	(952)	85	(6,072)	58,223
Comprehensive income
Net income			4,432				4,432
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					573		573

Total comprehensive income							5,005

Dividends on common stock, $1.12 per share			(3,548)				(3,548)
Purchase of stock (57,120 shares)						(1,176)	(1,176)
Tax benefit on stock options exercised		(2)					(2)
Stock options exercised		20				32	52
Stock options expense		119					119
ESOP shares earned	—	7	—	203	—	—	210

Balance, December 31, 2007	1,000	10,380	54,810	(749)	658	(7,216)	58,883
Comprehensive income
Net income			3,831				3,831
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(496)		(496)

Total comprehensive income							3,335

Dividends on common stock, $1.16 per share			(3,637)				(3,637)
Purchase of stock (9,436 shares)						(188)	(188)
Sale of treasury stock (5,871 shares)		13				67	80
Stock options exercised		—				—	—
Stock options expense		138					138
ESOP shares earned	—	(18)	—	198	—	—	180

Balance, December 31, 2008	$1,000	$10,513	$55,004	$(551)	$162	$(7,337)	$58,791

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands)

	2008	2007	2006
Operating Activities
Net income	$3,831	$4,432	$1,856
Items not requiring (providing) cash:
Depreciation and amortization	1,762	1,843	2,522
Provision for loan losses	400	135	1,330
Amortization (accretion) of premiums and discounts on securities	(291)	(7)	591
ESOP shares earned	198	203	207
Stock options expense	138	119	63
Deferred income taxes	190	345	(778)
Proceeds from sale of loans held for sale	5,093	12,568	3,009
Originations of loans held for sale	(3,617)	(13,676)	(3,094)
Gain from sale of loans	(142)	(251)	(59)
Gain on sale of fixed assets	(9)
Net realized (gains) losses on available-for-sale securities	(15)	—	1,342
FHLB stock dividends	(339)	—	(465)
Changes in:
Interest receivable	246	387	372
Other assets	(768)	784	(881)
Interest payable and other liabilities	(452)	(118)	(976)

Net cash provided by operating activities	6,225	6,764	5,039

Investing Activities
Purchases of available-for-sale securities	(32,467)	(35,505)	(71,601)
Proceeds from maturities of available-for-sale securities	33,389	29,991	93,651
Proceeds from the sales of available-for-sale securities	—	—	66,258
Net change in loans	21,164	51,155	6,776
Purchases of premises and equipment	(2,536)	(3,398)	(1,683)
Proceeds on sales of premises and equipment	9	3	386

Net cash provided by investing activities	19,559	42,246	93,787

Financing Activities
Net increase (decrease) in demand deposits, money market, now and savings accounts	$(6,041)	$(11,309)	$4,764
Net increase (decrease) in certificates of deposit	6,515	(21,705)	878
Net increase (decrease) in short-term borrowings	971	(2,142)	(27,163)
Issuance of long-term debt	5,000	10,000	—
Repayment of long-term debt	—	(12,000)	(72,291)
Proceeds from stock options exercised	—	52	66
Purchase of treasury stock	(188)	(1,176)	(75)
Sales of treasury stock	80
Dividends paid	(3,637)	(3,548)	(3,431)

Net cash provided (used) in financing activities	2,700	(41,828)	(97,252)

Increase in Cash and Cash Equivalents	28,484	7,182	1,574
Cash and Cash Equivalents, Beginning of Year	26,155	18,973	17,399

Cash and Cash Equivalents, End of Year	$54,639	$26,155	$18,973

Supplemental Cash Flows Information
Interest paid	$10,525	$14,326	$15,921
Income taxes paid (net of refunds)	714	768	347

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

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

Years Ended December 31, 2008, 2007 and 2006

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

Years Ended December 31, 2008, 2007 and 2006

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

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income.

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2008 was $500,000.

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2008:
U.S. government sponsored entities	$10,576	$137	$—	$10,713
Mortgage-backed securities	52,930	717	(1,050)	52,597
State and political subdivisions	24,156	476	(34)	24,598

	$87,662	$1,330	$(1,084)	$87,908

December 31, 2007:
U.S. government sponsored entities	$14,581	$36	$(42)	$14,575
Mortgage-backed securities	40,970	401	(78)	41,293
State and political subdivisions	32,725	691	(9)	33,407

	$88,276	$1,128	$(129)	$89,275

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$10,576	$10,713
One to five years	3,632	3,787
Five to ten years	5,963	6,064
After ten years	14,561	14,747

	34,732	35,311
Mortgage-backed securities	52,930	52,597

Totals	$87,662	$87,908

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $30,866,000 at December 31, 2008, and $29,264,000 at December 31, 2007.

Gross gains of $15,000 were realized on premium calls of approximately $1,600,000 in municipal bonds in 2008. There were no gains or losses from the sales of securities in 2007. In 2006, gross gains of $11,000 and gross losses of $1,353,000 were realized from the sales of available-for-sale securities. The tax expense for net gains on securities transactions for 2008 was $5,100. In 2006, the tax benefit for net losses on securities transactions for 2006 was $456,000.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2008
U.S. Government sponsored entity notes	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	13,746	(1,045)	1,685	(5)	15,431	(1,050)
Municipals	3,215	(34)	—	—	3,215	(34)
Other securities	—	—	—	—	—	—

Total Securities	$16,961	$(1,079)	$1,685	$(5)	$18,646	$(1,084)

December 31, 2007
U.S. Government sponsored entity notes	$—	$—	$5,960	$(42)	$5,960	$(42)
Mortgage-backed securities	3	—	12,616	(77)	12,619	(77)
Municipals	—	—	1,740	(9)	1,740	(9)
Other securities	1,936	(1)	0	0	1,936	(1)

Total Securities	$1,939	$(1)	$20,316	$(128)	$22,255	$(128)

Management evaluates securities for other-than-temporary impairment on a periodic basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition of the issuer; and (3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The $5,000 unrealized loss, which is greater than twelve months old at December 31, 2008, is related to a FHLMC mortgage-backed security, which is now fully guaranteed by the U.S. Government, therefore, no realizable loss is expected. The other unrealized losses of $1.1 million includes an unrealized loss of $503,000 on one private-label collateralized mortgage obligation, which was downgraded by two of the three major bond rating agencies in the fourth quarter of 2008. The security continues to pay as expected, and the unrealized loss is not deemed by management to be other-than-temporary.

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2008	2007
Commercial and industrial	$52,490	$62,455
Agricultural	26,265	24,910
Real estate construction	6,064	9,203
Commercial real estate	96,755	95,801
Residential real estate	130,091	124,849
Consumer	24,440	40,552

Total loans	336,105	357,770
Less: Net deferred loan fees, premiums and discounts	(89)	(7)
Allowance for loan losses	(3,411)	(3,594)

Net loans	$332,605	$354,169

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Activity in the allowance for loan losses was as follows (thousands):

	2008	2007	2006
Balance, beginning of year	$3,594	$4,762	$4,058
Provision charged to expense	400	135	1,330
Recoveries of previous charge-offs	295	461	591
Losses charged off	(878)	(1,764)	(1,217)

Balance, end of year	$3,411	$3,594	$4,762

Impaired loans totaled $2,190,000 and $2,046,000 at December 31, 2008 and 2007, respectively. An allowance for loan losses of $474,000 and $65,000 relates to impaired loans of $1,688,000 and $389,000, at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, impaired loans of $502,000 and $1,657,000 had no related allowance for loan losses. Interest of $18,000 and $80,000 was earned on average impaired loans during 2008 and 2007, respectively. Interest of $135,000 and $382,000 was recognized, on a cash basis only, on average impaired loans of $2,177,000 and $4,198,000 for 2008 and 2007. At December 31, 2008 and 2007, respectively, there were $200,000 and $253,000 of accruing loans delinquent 90 days or more. Non-accruing loans at December 31, 2008 and 2007 were $2,982,000 and $1,729,000, respectively.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows (thousands):

	2008	2007
Land	$3,383	$3,383
Buildings and improvements	16,389	13,264
Leasehold improvements	420	420
Construction in progress	—	1,404
Equipment	14,122	13,326

	$34,314	$31,797
Less accumulated depreciation and amortization	(17,862)	(16,344)

Net premises and equipment	$16,452	$15,453

Note 6: Operating Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $85,000, $85,000, and $79,000 for years 2008, 2007, and 2006, respectively. The minimum future lease payments for each of the next five years are as follows: (Thousands)

2009	$80
2010	78
2011	83
2012	82
2013	45

Note 7: Goodwill

All goodwill is allocated to the banking segment of the business and totaled $3,825,000 at December 31, 2008 and 2007.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Note 8: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2008 and 2007, were (thousands):

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits	$2,992	$(2,886)	$2,992	$(2,809)
Other	2,061	(1,287)	2,061	(1,139)

	$5,053	$(4,173)	$5,053	$(3,948)

Certain organization costs related to the issuance of trust preferred debt were fully amortized in 2007.

Amortization expense for the years ended December 31, 2008 and 2007, was $225,000 and $474,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2009	$172
2010	127
2011	67
2012	9
2013	—

Note 9: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $31,940,000 on December 31, 2008, and $30,191,000 on December 31, 2007. At December 31, 2008, the scheduled maturities of time deposits were as follows (thousands):

2009	$98,970
2010	31,211
2011	25,548
2012	10,535
2013	7,668
Thereafter	738

$174,670

Note 10: Short-Term Borrowings

Short-term borrowings included the following (thousands):

	2008	2007
Securities sold under repurchase agreements	$—	$—
U. S. Treasury demand notes	1,693	722

Total short-term borrowings	$1,693	$722

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. agency notes, and such collateral is held by the Federal Reserve Bank. The maximum amount of outstanding agreements at any month end during 2008 and 2007 totaled $0 and $1,179,000 and the daily average of such agreements totaled $136,000 for 2007. The Company discontinued securities sold under repurchase agreements in 2007.

Note 11: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2008	2007
Federal Home Loan Bank Advances	$29,500	$24,500
Junior subordinated debentures	10,310	10,310

Total	$39,810	$34,810

The Federal Home Loan Bank advances are secured by mortgage loans totaling $98,321,000 at December 31, 2008. Advances totaling $24.5 million, at interest rates from 4.81 to 4.99 percent, are subject to restrictions or penalties in the event of prepayment. In addition, the Federal Home Loan Bank has at its option the ability to convert these advances to variable rate three-month Libor advances. If the Federal Home Loan Bank exercises this option, the Bank may repay the advance at interest rate reset dates with no penalty. These outstanding Federal Home Loan Bank advances mature in 2011. In addition, the Bank has a $5.0 million advance at a fixed rate of interest of 2.82%, which matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment.

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

Years Ended December 31, 2008, 2007 and 2006

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

As of December 31, 2008 and December 31, 2007, the outstanding principal balance of the Capital Securities was $10,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 12: Income Taxes

The provision for income taxes includes these components (thousands):

	2008	2007	2006
Taxes currently payable	$611	$683	$433
Deferred income taxes	190	345	(778)

Income tax (benefit) expense	$801	$1,028	$(345)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below (thousands):

	2008	2007	2006
Computed at the statutory rate (34%)	$1,575	$1,857	$514
Increase (decrease) resulting from
Tax exempt interest	(439)	(499)	(536)
ESOP dividend	(190)	(184)	(181)
Bank owned life insurance	(167)	(174)	(158)
Other	22	28	16

Actual tax (benefit) expense	$801	$1,028	$(345)

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2008	2007
Deferred tax assets
Allowance for loan losses	1,050	1,098
Accruals not currently deductible	328	341
AMT credit carry forward	1,003	867
Nonaccrual loan interest collected	60	91
Stock options not currently deductible	53	30
Intangible asset amortization	—	7
Other	1	21

	$2,495	$2,455

Deferred tax liabilities
Deferred loan costs	(107)	(85)
Depreciation	(303)	(301)
FHLB stock dividends	(1,423)	(1,308)
Prepaid assets currently deductible	(92)	(99)
Unrealized gains on available-for-sale securities	(83)	(339)
Intangible asset amortization	(98)	—

	(2,106)	(2,132)

Net deferred tax asset	$389	$323

Note 13: Accounting for Uncertainty in Income Taxes

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

Note 14: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	2008	2007	2006
Unrealized gains (losses) on securities available for sale	$(736)	$870	$228
Reclassification for realized amount included in income	15	—	(1,342)

Other comprehensive income (loss), before tax effect	(751)	870	1,570
Tax expense (benefit)	(255)	297	534

Other comprehensive income (loss)	$(496)	$573	$1,036

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the Company met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain capital ratios as set forth in the table.

The Company and subsidiary bank’s actual capital amounts and ratios are also presented in the following table (thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$67,338	18.80%	$28,649	8.0%	N/A	N/A
Bank	59,489	16.66	28,568	8.0	$35,710	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	63,927	17.85	14,324	4.0	N/A	N/A
Bank	56,078	15.70	14,284	4.0	21,426	6.0
Tier I Capital to Average Assets:
Consolidated	63,927	12.21	20,935	4.0	N/A	N/A
Bank	56,078	10.72	20,931	4.0	26,164	5.0
As of December 31, 2007
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$66,230	17.69%	$29,953	8.0%	N/A	N/A
Bank	58,738	15.73	29,870	8.0	$37,337	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	62,636	16.73	14,977	4.0	N/A	N/A
Bank	55,144	14.77	14,935	4.0	22,402	6.0
Tier I Capital to Average Assets:
Consolidated	62,636	11.96	20,945	4.0	N/A	N/A
Bank	55,144	10.54	20,923	4.0	26,154	5.0

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2008, approximately $1.1 million in retained earnings were available for dividend declaration without prior regulatory approval.

Note 16: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2008	2007
Balance, January 1	$4,601	$5,568
New loans	871	844
Payments	(2,787)	(1,811)

Balance, December 31	$2,685	$4,601

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Bank at December 31, 2008 and 2007 totaled $695,000 and $719,000 respectively.

Note 17: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2008, 2007 and 2006 were $174,000, $192,000 and $211,000, respectively.

Also, the Bank has a deferred compensation agreement with one retired officer. The agreement provides level monthly or annual payments ranging for twenty years after retirement. The charge to expense for the agreement was $52,000, $53,000 and $6,000 for 2008, 2007 and 2006, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.5% discount factor.

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

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

ESOP compensation expense was $180,000, $210,000 and $206,000 for years 2008, 2007 and 2006, respectively. The ESOP shares as of December 31 were as follows:

	2008	2007
	Total Shares	Total Shares
Allocated shares	482,880	489,981
Committed to be released	—	—
Unearned shares	28,717	38,636

Total ESOP shares	511,597	528,617

Fair value of unearned shares at December 31	$416,000	$769,000

Note 18: Stock Option Plan

The Company adopted a new Equity Plan in 2006, which is shareholder approved, and permits the Company to grant options, restricted stock or stock appreciation rights of up to 270,000 shares of common stock. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have a ten-year contractual term. The previous plan, which was terminated in 2006, still has options to purchase 89,000 shares outstanding at December 31, 2008. These options vest over five years. Certain option and share awards provide for an exchange of unvested options for a cash payment or shares of stock if there is a change in control (as defined in the Plan). The compensation cost for the stock option expense recognized in 2008, 2007 and 2006 was calculated for all grants based on the grant date’s fair value and totaled $138,000, $119,000 and $63,000, respectively. The related tax benefit for 2008, 2007 and 2006 was $47,000, $40,000 and $21,000.

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

	2008	2007	2006
Expected volatility	27.7% – 27.8%	24.7% – 25.1%	26.2% – 26.8%
Weighted-average volatility	27.74%	24.94%	26.44%
Expected dividends	6.06% – 6.23%	5.21% – 5.46%	4.93% – 5.27%
Expected term (in years)	6.0	6.0	6.0
Risk-free Rate	3.13% – 3.30%	4.53% – 4.64%	4.72%
Weighted-average fair value of options granted during the year	$2.69	$3.43	$3.72

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	187,000	$22.56
Granted	47,500	18.94
Exercised	—	—
Forfeited or expired	(10,000)	22.15

Outstanding, end of year	224,500	$21.81	6.67	$—

Exercisable, end of year	130,800	$22.92	5.44	$—

There were no options exercised in 2008. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $10,000 and $9,000, respectively.

As of December 31, 2008, there was $197,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Note 19: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except per share amounts):

	2008	2007	2006
Basic earnings per share:
Net income	$3,831	$4,432	$1,856

Weighted average common shares outstanding	3,143,055	3,188,298	3,174,582
Basic earnings per share	$1.22	$1.39	$.58

Diluted earnings per share:
Net income	$3,831	$4,432	$1,856

Weighted average common shares outstanding	3,143,055	3,188,298	3,174,582
Effect of dilutive securities – stock options	310	1,364	1,177

Average shares and dilutive potential common shares	3,143,365	3,189,662	3,175,759

Diluted earnings per share	$1.22	$1.39	$.58

As of December 31, 2008, 224,500 shares of common stock at $17.25 to $30.50 per share were outstanding, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common share.

Options to purchase 181,000 shares of common stock at $20.50 to $30.50 per share were outstanding at December 31, 2007, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Options to purchase 187,000 shares of common stock at $20.50 to $30.50 per share were outstanding at December 31, 2006, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

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

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$54,639	$54,639	$26,155	$26,155
Available-for-sale securities	87,908	87,908	89,275	89,275
Loans including loans held for sale, net	332,774	339,502	355,672	358,291
Stock in FRB and FHLB	9,362	9,362	9,023	9,023
Interest receivable	3,042	3,042	3,288	3,288
Financial liabilities
Deposits	420,728	423,452	420,254	420,395
Short-term borrowings	1,693	1,693	722	722
Long-term debt	39,810	41,381	34,810	35,492
Interest payable	469	469	641	641

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2008 and 2007. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2008 and 2007 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2008 and 2007, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

At December 31, 2008 and 2007, the Bank had outstanding commitments to originate business loans aggregating approximately $500,000 and $3,736,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $0 and $151,000 at December 31, 2008 and 2007 respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $4,075,000 and $2,758,000, at December 31, 2008 and 2007, respectively, with terms ranging from 30 days to 3 years.

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

Total mortgage loans in the process of origination amounted to $488,000 and $349,000 with commitments to originate loans at fixed rates of interest or $488,000 and $349,000 at December 31, 2008 and 2007. There were $169,000 and $1,503,000 mortgage loans held for sale at December 31, 2008 and 2007.

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

At December 31, 2008, the Bank had granted unused lines of credit to borrowers aggregating approximately $24,456,000 and $21,310,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2007, the Bank had granted unused lines of credit to borrowers aggregating approximately $17,755,000 and $21,412,000 for commercial lines and open-end consumers lines, respectively.

The Bank had $541,000 in Federal Funds sold invested at US Bank. From time to time, certain due from bank accounts may exceed federally insured deposit limits.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Note 22: Change in Accounting Principle

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$87,908	$—	$87,908	$—

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,214	$—	$—	$1,214

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Note 23: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

Condensed Balance Sheets

	2008	2007
Assets
Cash and due from banks	$7,285	$6,385
Investment in common stock of banking subsidiary	60,365	60,734
Investment in nonbanking subsidiary	407	385
Due from bank subsidiary	—	885
Other assets	2,015	1,745

Total assets	$70,072	$70,134

Liabilities
Long-term debt	$10,310	$10,310
Other liabilities	971	941

Total liabilities	11,281	11,251
Stockholders’ Equity	58,791	58,883

Total liabilities and stockholders’ equity	$70,072	$70,134

Condensed Statements of Income

	2008	2007	2006
Income
Dividends from banking subsidiary	$4,200	$3,300	$3,000

Total income	4,200	3,300	3,000

Expenses
Interest expense	729	744	713
Directors fees	62	62	63
Amortization of loan costs	—	115	119
Other expenses	54	51	43

Total expenses	845	972	938

Income Before Income Tax and Equity in Undistributed Income of Banking Subsidiary	3,355	2,328	2,062
Income Tax Benefit	(463)	(509)	(495)

Income Before Equity in Undistributed Income of Banking Subsidiary	3,818	2,837	2,557
Equity in Undistributed Income of Banking Subsidiary	(9)	1,574	(722)
Equity in Undistributed Income of Nonbanking Subsidiary	22	21	21

Net Income	$3,831	$4,432	$1,856

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Condensed Statements of Cash Flows

	2008	2007	2006
Operating Activities
Net income	$3,831	$4,432	$1,856
Items not requiring (providing) cash	814	(1,782)	525

Net cash provided by operating activities	4,645	2,650	2,381

Financing Activities
Cash dividends paid	(3,637)	(3,548)	(3,431)
Proceeds from stock options exercised	—	52	66
Purchase of treasury stock	(188)	(1,176)	(75)
Sale of treasury stock	80	—	—
Issuance of long-term debt	—	10,000	—
Repayment of long-term debt	—	(8,000)	—

Net cash used in financing activities	(3,745)	(2,672)	(3,440)

Net Change in Cash and Cash Equivalents	900	(22)	(1,059)
Cash and Cash Equivalents at Beginning of Year	6,385	6,407	7,466

Cash and Cash Equivalents at End of Year	$7,285	$6,385	$6,407

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2008, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2008.

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

/s/ John J. Limbert	/s/ Craig F. Fortin
President & Chief Executive Officer March 17, 2009	Chief Financial Officer March 17, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information contained in the Proxy Statement under the caption “VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein by reference. The information in Item 5 of this Form 10-K regarding shares to be issued upon the exercise of options and restricted stock awards is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Financial Statement Schedules—None

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith

10.4*	National Bank & Trust Incentive Plan

10.5*	Stock Option Award Agreement for John J. Limbert

10.6*	Severance Agreement for Craig F. Fortin

10.7*	Severance Agreement for Stephen G. Klumb

10.8*	Employment Agreement with John J. Limbert

10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan

10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert

10.11*	First Amendment to Employment Agreement with John J. Limbert

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and Stephen G. Klumb

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award)

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option)

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants—BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.2	Proxy Statement for 2009 annual meeting of shareholders

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/s/ JOHN J. LIMBERT
John J. Limbert
President and Chief Executive Officer
March 17, 2009		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CRAIG F. FORTIN	By	/s/ JOHN J. LIMBERT
	Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		John J. Limbert President, Chief Executive Officer and a Director
Date: March 17, 2009		Date: March 17, 2009

By	/s/ TIMOTHY L. SMITH	By	/s/ G. DAVID HAWLEY
	Timothy L. Smith Director		G. David Hawley Director
Date: March 17, 2009		Date: March 17, 2009

By	/s/ S. CRAIG BEAM	By	/s/ BROOKE WILLIAMS JAMES
	S. Craig Beam Director		Brooke Williams James Director
Date: March 17, 2009		Date: March 17, 2009

By	/s/ ROBERT A. RAIZK	By	/s/ CHARLES L. DEHNER
	Robert A. Raizk Director		Charles L. Dehner Director
Date: March 17, 2009		Date: March 17, 2009

By	/s/ DANIEL A. DIBIASIO	By	/s/ D. JEFFERY LYKINS
	Daniel A. DiBiasio Director		D. Jeffery Lykins Director
Date: March 17, 2009		Date: March 17, 2009

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A (File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003 (File No. 000-23134)

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-1 filed by registrant on July 2, 1993 (Registration No. 33-65608), Exhibit 10.1

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1 (File No. 000-23134)

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2 (File No. 000-23134)

10.4*	National Bank & Trust Incentive Plan	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 27, 2006, Exhibit 99.1 (File No. 000-23134)

10.5*	Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on May 11, 2006, Exhibit 10.4 (File No. 000-23134)

10.6*	Severance Agreement for Craig F. Fortin	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.2 (File No. 000-23134)

10.7*	Severance Agreement for Stephen G. Klumb	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.3 (File No. 000-23134)

10.8*	Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Form 8-K filed on November 23, 2007, Exhibit 1 (File No. 000-23134)

10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan	Included herewith

10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert	Included herewith

10.11*	First Amendment to Employment Agreement with John J. Limbert	Included herewith

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and Stephen G. Klumb	Included herewith

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award)	Included herewith

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option)	Included herewith

21	Subsidiaries of NB&T Financial Group, Inc.	Included herewith

23	Consent of Independent Accountants—BKD, LLP	Included herewith

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	Included herewith

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith

99.2	Proxy Statement for 2009 annual meeting of shareholders	Incorporated by reference to the registrant’s definitive proxy statement to be filed on or before March 30, 2009.

*	Indicates a management contract or compensatory plan or arrangement.