Form 10-Q
period 2009-03-31
NB&T FINANCIAL GROUP INC
filed 2009-05-14
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 4, 2009, 3,173,082 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2009 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$9,966	$10,705
Interest-bearing deposits	37,488	43,393
Federal funds sold	384	541

Cash and cash equivalents	47,838	54,639

Securities - available-for-sale	108,306	87,908
Loans held for sale	557	169
Loans, net of allowance for loan losses of $2,958 and $3,411	322,765	332,605

Total loans	323,322	332,774
Premises and equipment	16,348	16,452
Federal Reserve and Federal Home Loan Bank stock	9,367	9,362
Earned income receivable	2,642	3,042
Goodwill and other intangibles	4,662	4,705
Bank-owned life insurance	14,164	14,056
Other assets	2,751	1,903

Total assets	$529,400	$524,841

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$65,520	$65,969
Savings, NOW and Money Market	195,550	180,089
Time	164,849	174,670

Total deposits	425,919	420,728

Short-term borrowings	832	1,693
Long-term debt	39,810	39,810
Interest payable and other liabilities	3,305	3,819

Total liabilities	469,866	466,050

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,535	10,513
Retained earnings	54,751	55,004
Unearned employee stock ownership plan (ESOP) shares	(503)	(551)
Accumulated other comprehensive income	1,111	162
Treasury stock; 645,868 shares - 2009 and 644,203 shares - 2008	(7,360)	(7,337)

Total stockholders’ equity	59,534	58,791

Total liabilities and stockholders’ equity	$529,400	$524,841

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2009	2008
	(Unaudited)
Interest and Dividend Income
Loans	$5,037	$5,950
Securities-taxable	897	759
Securities-tax-exempt	277	392
Federal funds sold and other	70	270
Dividends on Federal Home Loan and Federal Reserve Bank stock	109	120

Total interest and dividend income	6,390	7,491

Interest Expense
Deposits	1,440	2,522
Short-term borrowings	—	4
Long-term debt	513	510

Total interest expense	1,953	3,036

Net Interest Income	4,437	4,455

Provision for Loan Losses	250	95

Net Interest Income After Provision for Loan Losses	4,187	4,360

Non-interest Income
Trust income	212	235
Service charges and fees	795	811
Insurance agency commissions	638	742
Other	289	489

Total non-interest income	1,934	2,277

Non-interest Expense
Salaries and employee benefits	2,875	3,071
Net occupancy expense	502	511
Equipment and data processing expense	724	675
Professional fees	348	345
Marketing expense	110	73
State franchise tax	196	193
FDIC Insurance	177	12
Amortization of intangibles	43	56
Other	413	454

Total non-interest expense	5,388	5,390

Income Before Income Tax	733	1,247
Provision for Income Taxes	74	230

Net Income	$659	$1,017

Basic Earnings Per Share	$.21	$.32

Diluted Earnings Per Share	$.21	$.32

Dividends Declared Per Share	$.29	$.29

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
	(Unaudited)
Operating Activities
Net income	$659	$1,017
Items not requiring (providing) cash
Depreciation and amortization	439	428
Provision for loan losses	250	95
Amortization of premiums and discounts on securities	(36)	(111)
FHLB stock dividends	—	(109)
Net change in:
Loans held for sale	(388)	1,281
Other assets and liabilities	(1,489)	(698)

Net cash provided by (used in) operating activities	(565)	1,903

Investing Activities
Purchases of available-for-sale securities	(26,496)	(10,016)
Proceeds from maturities of available-for-sale securities	7,567	10,628
Purchases of interest-bearing time deposits	—	(10,000)
Net change in loans	9,590	15,910
Purchase of premises and equipment	(292)	(1,149)

Net cash provided by (used in) investing activities	(9,631)	5,373

Financing Activities
Net change in:
Deposits	5,191	5,639
Short-term borrowings	(861)	74
New FHLB advances	—	5,000
Purchase of treasury shares	(23)	(163)
Cash dividends	(912)	(908)

Net cash provided by financing activities	3,395	9,642

Increase (Decrease) in Cash and Cash Equivalents	(6,801)	16,918

Cash and Cash Equivalents, Beginning of Year	54,639	26,155

Cash and Cash Equivalents, End of Period	$47,838	$43,073

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

The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of March 31, 2009, and December 31, 2008, and the results of its operations and cash flows for the three-month periods ended March 31, 2009 and 2008. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
March 31, 2009:
U.S. government agencies and sponsored entities	$10,592	$77	$(3)	$10,666
Mortgage-backed securities	73,289	1,775	(784)	74,280
State and political subdivisions	22,741	619	—	23,360

	$106,622	$2,471	$(787)	$108,306

December 31, 2008:
U.S. government agencies and sponsored entities	$10,576	$137	$—	$10,713
Mortgage-backed securities	52,930	717	(1,050)	52,597
State and political subdivisions	24,156	476	(34)	24,598

	$87,662	$1,330	$(1,084)	$87,908

Note 3: Loans

	March 31, 2009	December 31, 2008
Categories of loans include (thousands):
Commercial and industrial	$49,186	$52,490
Agricultural	22,332	26,265
Real estate construction	6,672	6,064
Commercial real estate	99,074	96,755
Residential real estate	127,373	130,091
Consumer	21,166	24,440

Total loans	325,803	336,105

Less: Net deferred loan fees, premiums and discounts	(80)	(89)
Allowance for loan losses	(2,958)	(3,411)

Net loans	$322,765	$332,605

Activity in the allowance for loan losses was as follows (thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of year	$3,411	$3,594
Provision for loan losses	250	95
Recoveries	82	88
Charge-offs	(785)	(243)

Balance, end of period	$2,958	$3,534

Impaired loans totaled $1,607,000 at March 31, 2009 and $2,190,000 at December 31, 2008. An allowance for loan losses of $95,000 and $474,000 relates to impaired loans of $442,000 and $1,688,000 at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, impaired loans of $1,165,000 and $502,000 had no related allowance for loan losses.

At March 31, 2009 and December 31, 2008, there were $330,000 and $200,000 accruing loans delinquent 90 days or more. Non-accruing loans at March 31, 2009 and December 31, 2008 were $2,570,000 and $2,982,000, respectively.

Note 4: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	March 31, 2009	December 31, 2008
Federal Home Loan Bank Advances	$29,500	$29,500
Junior subordinated debentures	10,310	10,310

Total	$39,810	$39,810

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

As of March 31, 2009 and December 31, 2008, the outstanding principal balance of the Capital Securities was $10,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Commitments

Outstanding commitments to extend credit as of March 31, 2009 totaled $60,615,000. Standby letters of credit as of March 31, 2009 totaled $4,163,000.

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$659	$1,017

Denominator:
Weighted-average common shares outstanding (basic)	3,147,382	3,139,419
Effect of stock options	—	809

Weighted-average common shares outstanding (diluted)	3,147,382	3,140,229

Earnings per share:
Basic	$.21	$.32

Diluted	$.21	$.32

For the three months ended March 31, 2009 and March 31, 2008, stock options covering 217,000 and 181,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 7: Comprehensive Income

Total comprehensive income was as follows (thousands):

	Three Months Ended March 31,
	2009	2008
Net Income	$659	$1,017

Other Comprehensive Income	$949	$355

Total Comprehensive Income	$1,608	$1,372

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2009, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008 (thousands):

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009:
Available-for-sale securities	$108,306	$—	$108,306	$—

December 31, 2008:
Available-for-sale securities	$87,908	$—	$87,908	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired Loans

At March 31, 2009 and December 31, 2008, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

Foreclosed assets

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Management has determined fair value measurements on real estate owned primarily through evaluations of appraisals performed.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008:

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009:
Impaired loans	$—	$—	$—	$—
Foreclosed assets, net	879	—	—	879

December 31, 2008:
Impaired loans	$1,214	$—	$—	$1,214
Foreclosed assets, net	—	—	—	—

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2009 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of NB&T Financial Group, Inc. and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    BKD, LLP

Cincinnati, Ohio

May 12, 2009

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2009 was $659,000, or $.21 per diluted share, compared to net income of $1.0 million, or $.32 per diluted share, for the same quarter last year. The decrease in earnings from last year is primarily due to an increase in the provision for loan losses and lower non-interest income.

Net Interest Income

Net interest income was $4.4 million for the first quarter of 2009, which is comparable to the net interest income earned in the first quarter of 2008. Net interest margin also remained relatively unchanged at 3.72% for the first quarter of 2009, compared to 3.73% for the first quarter of 2008. Interest income declined to $6.4 million for the first quarter of 2009 from $7.5 million for the same quarter last year. Average interest-earning assets increased less than 1% to $483.4 million; however, the average yield decreased from 6.27% for the first quarter of 2008 to 5.36% for the first quarter of 2009 due to declining rates, slower loan volume, and reinvestment of funds into lower-yielding short-term investments. Total interest expense decreased a similar amount to $2.0 million during the first quarter of 2009 from $3.0 million for the same quarter last year. Average interest-bearing liabilities decreased less than 1% from last year to $401.2 million, and their cost decreased to 1.97% during the first quarter of 2009 from 3.02% for the same quarter last year.

Provision for Loan Losses

The provision for loan losses was $250,000 in the first quarter of 2009 and $95,000 in the first quarter of 2008. Net charge-offs were $703,000, or .86% of average loans, in the first quarter of 2009, compared to $155,000, or .18% of average loans, in the first quarter of 2008. This quarter’s net charge-offs included one loan charged-off for $511,000 for which specific reserves of $300,000 had been previously allocated. Non-performing loans totaled $2.9 million at March 31, 2009, compared to $3.3 million at March 31, 2008. The allowance for loan losses to total loans was 0.91% at March 31, 2009, compared to 1.03% at March 31, 2008.

Non-interest Income

Total non-interest income was $1.9 million for the first quarter of 2009, compared to $2.3 million for the same quarter last year. The decrease is largely due to decreased NSF fees resulting from fewer overdraft items and lower experience rating fees received by the Company’s insurance agency subsidiary. In addition, last year’s non-interest income includes a gain of approximately $116,000 on the mandatory redemption of Visa shares as a result of the Visa initial public offering.

Non-interest Expense

Total non-interest expense was relatively unchanged at $5.4 million for the first quarter of 2009 and 2008. FDIC insurance premiums increased $165,000 in the first quarter of 2009 from the first quarter of 2008. This increased expense has been offset by reductions in compensation expense in 2009.

Income Taxes

The provision for income taxes for the first quarter of 2009 was $74,000, or 10.1%, compared to $230,000, or 18.4%, for the first quarter of 2008. The decrease in the effective tax rate is due to a decrease in net income before taxes with relatively the same level of tax-exempt income and tax-deductible expenses.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2009 are as follows (in thousands):

			2009 Change
	March 31, 2009	December 31, 2008	Amount	Percent
Total assets	$529,400	$524,841	$4,559	0.9
Interest-bearing deposits	37,488	43,393	(5,905)	(13.6)
Federal funds sold	384	541	(157)	(29.0)
Loans, net*	323,322	332,774	(9,452)	(2.8)
Securities	108,306	87,908	20,398	23.2
Demand deposits	65,520	65,969	(449)	(0.7)
Savings, NOW, MMDA deposits	195,550	180,089	15,461	8.6
CD’s $100,000 and over	28,731	31,940	(3,209)	(10.1)
Other time deposits	136,118	142,730	(6,612)	(4.6)
Total deposits	425,919	420,728	5,191	1.2
Short-term borrowings	832	1,693	(861)	(50.9)
Long-term borrowings	39,810	39,810	—	—
Stockholders Equity	59,534	58,791	743	1.3

*	Includes loans held for sale

At March 31, 2009, total assets were $529.4 million, an increase of $4.6 million from December 31, 2008. The increase is primarily attributable to an increase in securities of $20.4 million, offset by a decrease in interest-bearing deposits of $5.9 million and a decline in the loan portfolio of $9.5 million. As loan volume slowed, excess funds have been invested in such investment securities. Total deposit liabilities increased $5.2 million in 2009, with most of the increase in public fund NOW accounts. Stockholders’ equity increased $743,000 in the first quarter of 2009 to $59.5 million primarily due to increases in the market value of the securities portfolio.

Average total assets increased less than one percent to $530.6 million from the first quarter of 2008. Average total gross loans decreased to $330.7 million, a decline of $17.8 million from the same quarter last year. The decline is the result of the Company discontinuing its indirect lending activity in the third quarter of 2006 due to profit margins not meeting expectations. In addition, one large commercial loan of approximately $4.5 million was paid off in the fourth quarter of 2008. Both the local and national decline in the economy appear to have impacted new loan volume. Based on discussions with both current and prospective loan customers, borrowers are reducing debt when possible and being more cautious when seeking additional bank funding. Also, many borrowers are quoted higher rates than anticipated due to additional uncertainty regarding the timing of their cash flows and fewer banks bidding for the business. Due to the decline in loan volume, excess funds have been invested in interest-bearing deposits and securities, which have increased $20.8 million on average, from the same quarter last year.

Average total deposit liabilities increased $5.2 million for the first quarter of 2009 to $425.9 million, compared to an average of $420.7 million for the same quarter last year. Non-interest bearing deposits and NOW accounts increased on average $20.3 million and savings accounts increased $2.9 million on average from the first quarter of 2008, offset by declines in average money market and certificate of deposit balances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31
	2009	2008
Balance at beginning of period	$3,411	$4,762

Charge-offs:
Commercial and industrial	(168)	(40)
Commercial real estate	(511)	—
Agricultural	—	—
Residential real estate	(24)	(47)
Consumer	(62)	(165)
Other	—	—

Total charge-offs	(785)	(252)

Recoveries:
Commercial and industrial	3	2
Commercial real estate	1	25
Agricultural	17	4
Residential real estate	12	29
Consumer	49	39
Other	—	—

Total recoveries	82	99

Net charge-offs	(703)	(153)
Provision for possible loan losses	250	5

Balance at end of period	$2,958	$4,614

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31, 2009	December 31, 2008	March 31, 2008
Loans accounted for on non-accrual basis	$2,570	$2,982	$3,288
Accruing loans which are past due 90 days	330	200	5
Renegotiated loans	—	—	—
Other real estate owned	1,111	321	354

Total non-performing assets	$4,011	$3,503	$3,647

Ratios:
Allowance to total loans	0.91%	0.95%	0.96%
Net charge-offs to average loans (annualized)	0.86%	0.30%	0.18%
Non-performing assets to total loans and other real estate owned	1.23%	1.04%	1.07%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include estimated changes in real estate values, unemployment levels, the condition of the agricultural business, and other local economic factors. Specifically, the Company also continues to consider the impact of DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) and ABX Air significantly reducing their operations in Wilmington and Clinton County, Ohio. DHL and ABX Air combined employed more people than any other employer in Clinton County. DHL has decided to outsource its United States transportation and sorting services to another company. ABX Air has announced that thousands of local jobs will be eliminated. Not all the individuals with these jobs live in Clinton County. We do, however, expect this job reduction to have a negative short-term and potentially negative long-term impact on the local economy. While the Company has no direct relationship with either DHL or ABX Air, the Company did estimate its direct exposure, both loans and deposits, from employees of DHL and ABX Air and considered this in evaluating the allowance. The Bank estimated this exposure for each at less than 1% of total assets. To date, this part of the overall portfolio continues to perform as expected. What is uncertain and not estimated, is the potential impact of the spending habits of the DHL and ABX employees on other Bank customers in the area.

During the first quarter of 2009, the Company foreclosed on a $1.2 million commercial loan for which specific reserves of $300,000 had been previously allocated. Approximately $511,000 was charged off with the balance transferred to other real estate owned. In addition, one loan secured by residential lots for approximately $700,000 was placed on non-accrual status during the quarter. As of March 31, 2009, there was $1.6 million in 19 non-accrual small business relationships. The majority of this amount consisted of two relationships, one secured by a convenience store and one secured by residential lots.

Non-accrual residential real estate loans totaled $830,000 and consisted of 13 loans with the largest balance being $172,000. Non-accrual consumer loans consisted of seven loans that totaled $61,000, and home equity credit loans consisted of five loans totaling $72,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2009 was 75.9%, compared to 79.4% at the same date in 2008. Loans to total assets were 61.6% at the end of the first quarter of 2009, compared to 63.9% at the same time last year. At March 31, 2009, the Company had $37.5 million in interest-bearing deposits, of which $26.0 million was held in fully-insured certificates of deposit with maturities laddered over 90 days to meet short-term funding needs. The Company has $108.3 million in available-for-sale securities that are readily marketable. Approximately 29.7% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 93.3% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At March 31, 2009 and December 31, 2008, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Risk-Based Capital
(to Risk-Weighted Assets)
Consolidated	$67,212	19.21%	$27,984	8.0%	N/A	N/A
Bank	59,866	17.14	27,941	8.0	$34,927	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Consolidated	64,253	18.37	14,677	4.0	N/A	N/A
Bank	56,908	16.29	14,647	4.0	20,956	6.0

Tier I Capital
(to Average Assets)
Consolidated	64,253	12.21	21,058	4.0	N/A	N/A
Bank	56,908	10.83	21,011	4.0	26,264	5.0

As of December 31, 2008
Total Risk-Based Capital
(to Risk-Weighted Assets)
Consolidated	$67,338	18.80%	$28,649	8.0%	N/A	N/A
Bank	59,489	16.66	28,568	8.0	$35,710	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Consolidated	63,927	17.85	14,324	4.0	N/A	N/A
Bank	56,078	15.70	14,284	4.0	21,426	6.0

Tier I Capital
(to Average Assets)
Consolidated	63,927	12.21	20,935	4.0	N/A	N/A
Bank	56,078	10.72	20,931	4.0	26,164	5.0

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

EFFECT OF RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2009.

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

Effective October 10, 2008, and for prior periods, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active. As of March 31, 2009, the Company was able to obtain all market values using the Level II hierarchy measurements adopted under FAS 157.

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

Effective for interim and annual periods ending after June 15, 2009, the FASB issued three FASB Staff Positions (FSP) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures, and FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The Company will provide these enhanced fair value disclosures for the quarter ending June 30, 2009.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases. Historically, simulation models are also performed for ramped 100, 200 and 300 basis point decreases. However, these decreasing rate changes are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at March 31, 2009, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200 and 300 basis points.

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

	One Year Net Interest Income Change			Economic Value of Equity Change
Rate Ramp	3/31/09	ALCO Guideline		3/31/09	ALCO Guideline
+300	1.0%	±	15%	8.9%	±	20%
+200	0.8	±	10	7.1	±	15
+100	0.6	±	5	4.5	±	10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended March 31, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

There are no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/09 to 1/31/09	865	$15.10	865	102,579
2/1/09 to 2/28/09	800	$12.67	1,665	101,779
3/1/09 to 3/31/09	—		—	101,779
Total	1,665	$13.93	1,665	101,779

(1)	On April 22, 2008, the Board of Directors approved an extension until April 30, 2009, of the Company’s repurchase of up to 170,000 shares of stock as originally announced on April 24, 2007.

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

NB&T FINANCIAL GROUP, INC.

Date: May 14, 2009	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)
3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)
4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt
15	Accountants’ acknowledgement.
31.1	Certification by CEO.
31.2	Certification by CFO.
32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.
32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.