Form 10-Q
period 2009-06-30
NB&T FINANCIAL GROUP INC
filed 2009-08-13
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 4, 2009, 3,173,082 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2009 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$10,756	$10,705
Interest-bearing deposits	28,286	43,393
Federal funds sold	383	541

Cash and cash equivalents	39,425	54,639

Securities - available-for-sale	121,761	87,908
Loans held for sale	451	169
Loans, net of allowance for loan losses of $2,912 and $3,411	328,906	332,605

Total loans	329,357	332,774
Premises and equipment	16,232	16,452
Federal Reserve and Federal Home Loan Bank stock	9,367	9,362
Earned income receivable	2,426	3,042
Goodwill and other intangibles	4,695	4,705
Bank-owned life insurance	14,284	14,056
Other assets	3,974	1,903

Total assets	$541,521	$524,841

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$64,480	$65,969
Savings, NOW and Money Market	215,779	180,089
Time	157,639	174,670

Total deposits	437,898	420,728

Short-term borrowings	769	1,693
Long-term debt	39,810	39,810
Interest payable and other liabilities	3,817	3,819

Total liabilities	482,294	466,050

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,556	10,513
Retained earnings	54,648	55,004
Unearned employee stock ownership plan (ESOP) shares	(455)	(551)
Accumulated other comprehensive income	838	162
Treasury stock; 645,868 shares - 2009 and 644,203 shares - 2008	(7,360)	(7,337)

Total stockholders’ equity	59,227	58,791

Total liabilities and stockholders’ equity	$541,521	$524,841

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$4,964	$5,653	$10,000	$11,603
Securities-taxable	1,155	782	2,052	1,541
Securities-tax-exempt	246	385	523	777
Federal funds sold and other	32	270	103	540
Dividends on Federal Home Loan and Federal Reserve Bank stock	106	124	215	244

Total interest and dividend income	6,503	7,214	12,893	14,705

Interest Expense
Deposits	1,353	2,140	2,793	4,663
Short-term borrowings	—	3	—	7
Long-term debt	517	516	1,030	1,026

Total interest expense	1,870	2,659	3,823	5,696

Net Interest Income	4,633	4,555	9,070	9,009

Provision for Loan Losses	225	95	475	190

Net Interest Income After Provision for Loan Losses	4,408	4,460	8,595	8,819

Non-interest Income
Trust income	222	250	434	485
Service charges and fees	911	853	1,705	1,665
Insurance agency commissions	524	599	1,162	1,340
Net gains on sales of securities	38	11	38	11
Other	425	334	715	824

Total non-interest income	2,120	2,047	4,054	4,325

Non-interest Expense
Salaries and employee benefits	2,782	2,994	5,657	6,065
Net occupancy expense	486	496	988	1,008
Equipment and data processing expense	700	717	1,424	1,392
FDIC Insurance	384	12	561	24
Professional fees	402	328	750	673
Marketing expense	133	156	243	228
State franchise tax	190	197	386	390
Amortization of intangibles	42	56	85	112
Other	436	531	849	985

Total non-interest expense	5,555	5,487	10,943	10,877

Income Before Income Tax	973	1,020	1,706	2,267
Provision for Income Taxes	164	156	238	386

Net Income	$809	$864	$1,468	$1,881

Basic Earnings Per Share	$.26	$.28	$.47	$.60

Diluted Earnings Per Share	$.26	$.28	$.47	$.60

Dividends Declared Per Share	$.29	$.29	$.58	$.58

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended, June 30
(Dollars in thousands)	2009	2008
	(Unaudited)
Operating Activities
Net income	$1,468	$1,881
Items not requiring (providing) cash
Depreciation and amortization	847	864
Provision for loan losses	475	190
Amortization of premiums and discounts on securities	(83)	(180)
Gain on sale of securities	(38)	(11)
FHLB stock dividends	—	(222)
Net change in:
Loans held for sale	(282)	1,190
Other assets and liabilities	(1,969)	(880)

Net cash provided by operating activities	418	2,832

Investing Activities
Purchases of available-for-sale securities	(51,127)	(18,965)
Proceeds from maturities of available-for-sale securities	18,414	16,976
Net change in interest-bearing time deposits	—	(8,000)
Net change in loans	3,224	13,497
Purchase of premises and equipment	(542)	(1,686)

Net cash provided by (used in) investing activities	(30,031)	1,822

Financing Activities
Net change in:
Deposits	17,170	2,888
Short-term borrowings	(924)	763
New FHLB advances	—	5,000
Purchase of treasury shares	(23)	(163)
Cash dividends	(1,824)	(1,817)

Net cash provided by financing activities	14,399	6,671

Increase (Decrease) in Cash and Cash Equivalents	(15,214)	11,325

Cash and Cash Equivalents, Beginning of Year	54,639	26,155

Cash and Cash Equivalents, End of Period	$39,425	$37,480

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of June 30, 2009, and December 31, 2008, and the results of its operations and cash flows for the six-month periods ended June 30, 2009 and 2008. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
June 30, 2009:

U.S. government agencies and sponsored entities	$10,623	$46	$—	$10,669
Mortgage-backed securities	89,599	1,930	(1,146)	90,383
State and political subdivisions	20,269	442	(2)	20,709

	$120,491	$2,418	$(1,148)	$121,761

December 31, 2008:
U.S. government agencies and sponsored entities	$10,576	$137	$—	$10,713
Mortgage-backed securities	52,930	717	(1,050)	52,597
State and political subdivisions	24,156	476	(34)	24,598

	$87,662	$1,330	$(1,084)	$87,908

The amortized cost and fair value of securities available for sale at June 30, 2009, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$10,623	$10,669
One to five years	3,624	3,805
Five to ten years	5,962	6,109
After ten years	10,383	10,795

	30,892	31,378
Mortgage-backed securities	89,599	90,383

Totals	$120,491	$121,761

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $38,630,000 at June 30, 2009.

Gross gains of $38,000 were realized on premium calls of municipal bonds during the first six months of 2009. The tax expense for net gains on securities transactions for the first half of 2009 was $13,000.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2009
U.S. Government sponsored entity notes	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	17,775	(360)	3,467	(786)	21,242	(1,146)
Municipals	645	(2)	—	—	645	(2)
Other securities	—	—	—	—	—	—

Total Securities	$18,420	$(362)	$3,467	$(786)	$21,887	$(1,148)

Management evaluates securities for other-than-temporary impairment on a periodic basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition of the issuer; and (3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses of $1,146,000 includes an unrealized loss of $672,000 on one private-label collateralized mortgage obligation, which has been downgraded by two of the three major bond rating agencies as of June 30, 2009. The security continues to pay as expected, and the unrealized loss is not deemed by management to be other-than-temporary.

Note 3: Loans

Categories of loans include (thousands):

	June 30, 2009	December 31, 2008
Commercial and industrial	$52,198	$52,490
Agricultural	26,769	26,265
Real estate construction	5,332	6,064
Commercial real estate	105,010	96,755
Residential real estate	122,929	130,091
Consumer	19,663	24,440

Total loans	331,901	336,105
Less: Net deferred loan fees, premiums and discounts	(83)	(89)
Allowance for loan losses	(2,912)	(3,411)

Net loans	$328,906	$332,605

Activity in the allowance for loan losses was as follows (thousands):

	Six Months Ended June 30,
	2009	2008
Balance, beginning of year	$3,411	$3,594
Provision for loan losses	475	190
Recoveries	142	172
Charge-offs	(1,116)	(422)

Balance, end of period	$2,912	$3,534

Impaired loans totaled $2,167,000 at June 30, 2009 and $2,190,000 at December 31, 2008. An allowance for loan losses of $395,000 and $474,000 relates to impaired loans of $1,549,000 and $1,688,000 at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, impaired loans of $618,000 and $502,000 had no related allowance for loan losses.

At June 30, 2009 and December 31, 2008, there were $440,000 and $200,000 accruing loans delinquent 90 days or more. Non-accruing loans at June 30, 2009 and December 31, 2008 were $2,396,000 and $2,982,000, respectively.

Note 4: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	June 30, 2009	December 31, 2008
Federal Home Loan Bank Advances	$29,500	$29,500
Junior subordinated debentures	10,310	10,310

Total	$39,810	$39,810

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

As of June 30, 2009 and December 31, 2008, the outstanding principal balance of the Capital Securities was $10,000,000. In accordance with the provisions in FIN 46, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Commitments

Outstanding commitments to extend credit as of June 30, 2009 totaled $73,128,000. Standby letters of credit as of June 30, 2009 totaled $2,277,000.

On June 30, 2009, the Company entered into a definitive agreement for the merger of Community National Corporation (“Community”) into the Company in a cash and stock transaction. The transaction is expected to close in the fourth quarter of 2009, subject to regulatory approval, the approval of Community’s shareholders and other conditions to closing. The proposed transaction is valued at approximately $6.8 million.

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$809	$864	$1,468	$1,881

Denominator:
Weighted-average common shares outstanding (basic)	3,149,152	3,136,626	3,149,462	3,139,263
Effect of stock options	—	429	—	619

Weighted-average common shares outstanding (diluted)	3,149,152	3,137,055	3,149,462	3,139,882

Earnings per share:
Basic	$.26	$.28	$.47	$.60

Diluted	$.26	$.28	$.47	$.60

Options to purchase 225,000 and 218,500 shares of common stock were outstanding at June 30, 2009 and June 30, 2008, respectively, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 7: Comprehensive Income

Total comprehensive income was as follows (thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$809	$864	$1,468	$1,881
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities available for sale	$(452)	$(1,096)	$986	$(406)
Reclassification for realized amount included in income	38	11	38	11

Other comprehensive income (loss, before tax effect	(414)	(1,085)	1,024	(395)

Tax expense (benefit)	(141)	(369)	348	(134)

Other comprehensive income (loss)	(273)	(716)	676	(261)

Total Comprehensive Income	$536	$148	$2,144	$1,620

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2009, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009, December 31, 2008 and June 30, 2008 (thousands):

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies and sponsored entities	$10,669	$—	$10,669	$—
Mortgage-backed securities	90,383	—	90,383	—
State and political subdivisions	20,709	—	20,709	—

Total available-for-sale securities	$121,761		$121,761

December 31, 2008:
Available-for-sale securities	$87,908	$—	$87,908	$—

June 30, 2008:
Available-for-sale securities	$90,906	$—	$90,906	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired Loans

At June 30, 2009, December 31, 2008 and June 30, 2008, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. As of June 30, 2009, one impaired loan of approximately $342,000 is secured by accounts receivable and equipment. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009, December 31, 2008 and June 30, 2008:

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009:
Impaired loans	$1,376	$—	$—	$1,376
Foreclosed assets, net	1,995	—	—	1,995

December 31, 2008:
Impaired loans	$1,214	$—	$—	$1,214
Foreclosed assets, net	—	—	—	—

June 30, 2008:
Impaired loans	$941	$—	$—	$941
Foreclosed assets, net	—	—	—	—

Note 10: Disclosures about Fair Value of Financial Instruments

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

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$39,425	$39,425	$54,639	$54,639
Available-for-sale securities	121,761	121,761	87,908	87,908
Loans including loans held for sale, net	329,357	331,580	332,774	339,502
Stock in FRB and FHLB	9,367	9,367	9,362	9,362
Interest receivable	2,426	2,426	3,042	3,042

Financial liabilities
Deposits	437,898	439,686	420,728	423,452
Short-term borrowings	769	769	1,693	1,693
Long-term debt	39,810	41,101	39,810	41,381
Interest payable	403	403	469	469

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 2009 and December 31, 2008. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at June 30, 2009 and December 31, 2008 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at June 30, 2009 and December 31, 2008, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 11: Subsequent Events

Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2009 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

August 13, 2009

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2009 was $809,000, or $.26 per diluted share, compared to net income of $864,000, or $.28 per diluted share, for the same quarter last year. Net income for the first six months of 2009 was $1.5 million, or $.47 per diluted share, compared to $1.9 million, or $.60 per diluted share, for the first six months of 2008. The decrease in earnings from last year is primarily due to an additional Federal Deposit Insurance Corporation (“FDIC”) assessment for insurance of deposits, an increase in the provision for loan losses and lower non-interest income for the six-month period.

Net Interest Income

Net interest income was $4.6 million for the second quarter of 2009, which is comparable to the net interest income earned in the second quarter of 2008. Net interest margin increased to 3.81% for the second quarter of 2009, compared to 3.78% for the second quarter of 2008. Interest income declined to $6.5 million for the second quarter of 2009 from $7.2 million for the same quarter last year. Average interest-earning assets increased less than 1% to $488.3 million; however, the average yield decreased from 5.98% for the second quarter of 2008 to 5.34% for the second quarter of 2009 due to declining rates, slower loan volume, and reinvestment of funds into lower-yielding short-term investments. Total interest expense decreased a similar amount to $1.9 million during the second quarter of 2009 from $2.7 million for the same quarter last year. Average interest-bearing liabilities decreased less than 1% from last year to $407.1 million, and their cost decreased to 1.84% during the second quarter of 2009 from 2.61% for the same quarter last year. For the first six months of 2009, net interest income was $9.1 million compared to $9.0 million for the same period last year.

Provision for Loan Losses

The provision for loan losses was $225,000 in the second quarter of 2009 and $95,000 in the second quarter of 2008. Year-to-date provision for loan losses was $475,000 for 2009, compared to $190,000 for 2008. Net charge-offs were $272,000 in the second quarter of 2009, compared to $94,000 in the second quarter of 2008. These increases in the provision were required as a result of management’s evaluation of the loan portfolio and reflect the increase in net charge-off experience and non-performing loans. Net charge-offs were $974,000 for the first six months of 2009, compared to $250,000 for the same period in 2008. Year-to-date net charge-offs included one loan charged off for $511,000 for which specific reserves of $300,000 had been previously allocated. Non-performing loans totaled $3.8 million at June 30, 2009, compared to $3.2 million at June 30, 2008. The allowance for loan losses to total loans was 0.88% at June 30, 2009, compared to 1.03% at June 30, 2008.

Non-interest Income

Total non-interest income was $2.1 million for the second quarter of 2009, compared to $2.0 million for the same quarter last year. For the first six months of 2009 and 2008, non-interest income was $4.1 million, compared to $4.3 million last year. This decrease for the year is primarily due to lower non-sufficient funds fees on checking accounts and lower insurance agency revenues.

Non-interest Expense

Total non-interest expense was $5.6 million for the second quarter of 2009 and $5.5 million for the same quarter in 2008. FDIC insurance premiums increased $372,000 in the second quarter of 2009 from the second quarter of 2008. This increased expense has been partially offset by reductions in compensation expense largely due to reductions in employee bonuses in 2009. Total non-interest expense for the first half of 2009 was relatively unchanged from 2008 at $10.9 million.

Income Taxes

The provision for income taxes for the second quarter of 2009 was $164,000, or 16.9%, compared to $156,000, or 15.3%, for the second quarter of 2008. For the first six months of 2009, the provision for income taxes was $238,000, or 14.0%, compared to $386,000, or 17.0%, for the same period last year. The decrease in the effective tax rate for the six-month period is due to a decrease in net income before taxes with relatively the same level of tax-exempt income and tax-deductible expenses.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2009 are as follows (in thousands):

	June 30, 2009	December 31, 2008	2009 Change
			Amount	Percent
Total assets	$541,521	$524,841	$16,680	3.2
Interest-bearing deposits	28,286	43,393	(15,107)	(34.8)
Federal funds sold	383	541	(158)	(29.2)
Loans, net*	329,357	332,774	(3,417)	(1.0)
Securities	121,761	87,908	33,853	38.5
Demand deposits	64,480	65,969	(1,489)	(2.3)
Savings, NOW, MMDA deposits	215,779	180,089	35,690	19.8
CD’s $100,000 and over	29,374	31,940	(2,566)	(8.0)
Other time deposits	128,265	142,730	(14,465)	(10.1)
Total deposits	437,898	420,728	17,170	4.1
Short-term borrowings	769	1,693	(924)	(54.6)
Long-term borrowings	39,810	39,810	—	—
Stockholders Equity	59,227	58,791	436.70

*	Includes loans held for sale

At June 30, 2009, total assets were $541.5 million, an increase of $16.7 million from December 31, 2008. The increase is primarily attributable to an increase in securities of $33.9 million, offset by a decrease in interest-bearing deposits of $15.1 million and a decline in the loan portfolio of $3.4 million. As loan volume slowed, excess funds have been invested in such investment securities. Total deposit liabilities increased $17.2 million in 2009, with most of the increase in public fund NOW and money market accounts. Stockholders’ equity increased $436,000 in the first half of 2009 to $59.2 million primarily due to increases in the market value of the securities portfolio.

Average total assets increased less than one percent to $535.3 million from the second quarter of 2008. Average total gross loans decreased to $327.9 million, a decline of $14.4 million from the same quarter last year. The decline is the result of the Company discontinuing its indirect lending activity in the third quarter of 2006 due to profit margins not meeting expectations. In addition, one large commercial loan of approximately $4.5 million was paid off in the fourth quarter of 2008. Both the local and national decline in the economy appear to have impacted new loan volume. Based on discussions with both current and prospective loan customers, borrowers are reducing debt when possible and being more cautious when seeking additional bank funding. Also, many borrowers are quoted higher rates than anticipated due to additional uncertainty regarding the timing of their cash flows and fewer banks bidding for the business. Due to the decline in loan volume, excess funds have been invested in interest-bearing deposits and securities, which have increased $18.8 million on average, from the same quarter last year.

Average total deposit liabilities increased $5.4 million for the second quarter of 2009 to $432.4 million, compared to an average of $427.0 million for the same quarter last year. Non-interest bearing deposits and NOW accounts increased on average $17.7 million, and savings accounts increased $4.1 million on average from the second quarter of 2008, offset by declines in average money market and certificate of deposit balances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Balance at beginning of period	$2,958	$3,534	$3,411	$3,594

Charge-offs:
Commercial and industrial	(18)	(18)	(186)	(21)
Commercial real estate	(54)	—	(565)	(74)
Agricultural	(4)	—	(4)	—
Residential real estate	(86)	(27)	(110)	(68)
Consumer	(169)	(134)	(251)	(259)

Total charge-offs	(331)	(179)	(1,116)	(422)

Recoveries:
Commercial and industrial	12	8	15	14
Commercial real estate	9	5	10	8
Agricultural	3	9	20	24
Residential real estate	3	30	15	31
Consumer	33	32	82	95

Total recoveries	60	84	142	172

Net charge-offs	(271)	(95)	(974)	(250)
Provision for loan losses	225	95	475	190

Balance at end of period	$2,912	$3,534	$2,912	$3,534

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30, 2009	December 31, 2008	June 30, 2008
Loans accounted for on non-accrual basis	$2,396	$2,982	$3,102
Accruing loans which are past due 90 days	440	200	83
Renegotiated loans	935	—	—
Other real estate owned	2,045	321	271

Total non-performing assets	$5,816	$3,503	$3,456

Ratios:
Allowance to total loans	0.88%	0.95%	1.03%
Net charge-offs to average loans (annualized)	0.60%	0.30%	0.15%
Non-performing assets to total loans and other real estate owned	1.74%	1.04%	1.00%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include estimated changes in real estate values, unemployment levels, the condition of the agricultural business, and other local economic factors. Specifically, the Company also continues to consider the impact of DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) and ABX Air significantly reducing their operations in Wilmington and Clinton County, Ohio. DHL and ABX Air combined employed more people than any other employer in Clinton County. DHL has decided to outsource its United States transportation and sorting services to another company. Thousands of local jobs have been eliminated. Not all the individuals with these jobs live in Clinton County. We do, however, expect this job reduction to have a negative short-term and potentially negative long-term impact on the local economy. While the Company has no direct relationship with either DHL or ABX Air, the Company did estimate its direct exposure, both loans and deposits, from employees of DHL and ABX Air and considered this in evaluating the allowance. The Bank estimated this exposure at less than 1% of total assets. To date, this part of the overall portfolio continues to perform as expected. What is uncertain and not estimated is the potential impact of the spending habits of the DHL and ABX employees on other Bank customers in the area.

During the first quarter of 2009, the Company foreclosed on a $1.2 million commercial loan for which specific reserves of $300,000 had been previously allocated. Approximately $511,000 was charged off with the balance of $700,000 transferred to other real estate owned. In addition, one loan secured by residential lots for approximately $689,000 was transferred to other real estate owned during the current quarter. Another $340,000 loan secured by a convenience store for which specific reserves of $35,000 had been previously allocated was transferred to other real estate owned in the second quarter with $50,000 charged off. As of June 30, 2009, there was $1.2 million in 17 non-accrual small business relationships. The majority of this amount consisted of two relationships, one secured by accounts receivable and equipment and the other secured by a commercial office building.

Non–accrual residential real estate loans totaled $1,025,000 and consisted of 17 loans with the largest balance being $172,000. Non-accrual consumer loans consisted of two loans that totaled $11,000, and home equity credit loans consisted of seven loans totaling $128,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at June 30, 2009 was 75.9%, compared to 80.5% at the same date in 2008. Loans to total assets were 61.4% at the end of the second quarter of 2009, compared to 64.7% at the same time last year. At June 30, 2009, the Company had $28.3 million in interest-bearing deposits, of which $20.0 million was held in fully-insured certificates of deposit with maturities laddered over 90 days to meet short-term funding needs. The Company has $121.8 million in available-for-sale securities that are readily marketable. Approximately 31.7% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 93.3% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At June 30, 2009 and December 31, 2008, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$67,173	18.74%	$28,676	8.0%	N/A	N/A
Bank	60,797	16.99	28,623	8.0	$35,778	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	64,261	17.93	14,338	4.0	N/A	N/A
Bank	57,885	16.18	14,311	4.0	21,467	6.0

Tier I Capital (to Average Assets)
Consolidated	64,261	12.10	21,248	4.0	N/A	N/A
Bank	57,885	10.94	21,166	4.0	26,457	5.0

As of December 31, 2008
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$67,338	18.80%	$28,649	8.0%	N/A	N/A
Bank	59,489	16.66	28,568	8.0	$35,710	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	63,927	17.85	14,324	4.0	N/A	N/A
Bank	56,078	15.70	14,284	4.0	21,426	6.0

Tier I Capital (to Average Assets)
Consolidated	63,927	12.21	20,935	4.0	N/A	N/A
Bank	56,078	10.72	20,931	4.0	26,164	5.0

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

EFFECT OF RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at June 30, 2009.

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

Effective October 10, 2008, and for prior periods, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. The FSP clarifies the application of FASB

Statement No. 157, Fair Value Measurements, in a market that is not active. As of June 30, 2009, the Company was able to obtain all market values using the Level II hierarchy measurements adopted under FAS 157.

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

In June of 2009 the FASB issued FASB Statement 168, FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature non included in the Codification will become nonauthoritative. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the quidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Adoption of this Statement will not have a material effect on the Company’s financial position or results of operations.

In May of 2009 the FASB issued Statement 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

The disclosure that an entity should make about events or transactions that occurred after the balance sheet date.

Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption of statement 165 did not have a material effect on the Company’s financial position or results of operations.

On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-Than-Temporary Impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:

•

FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the framework established by SFAS 157, “Fair Value Measurements.” The FSP reiterates that fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date.

•

FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009. Adoption of these staff positions did not have a material effect on the Company’s financial position or results of operations.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases. Historically, simulation models are also performed for ramped 100, 200 and 300 basis point decreases. However, these decreasing rate changes are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at June 30, 2009, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200 and 300 basis points.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	6/30/09	ALCO Guideline	6/30/09	ALCO Guideline
+300	-0.20%	±15%	9.2%	±20%
+200	-0.10	±10	7.4	±15
+100	-0.16	±5	4.8	±10

Item 4T – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended June 30, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

Not applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

On April 28, 2009, the Annual Meeting of the shareholders of the Company was held.

The following members of the Board of Directors of the Company were reelected for terms expiring in 2011 by the votes indicated:

	TOTAL
	For	Withheld
S. Craig Beam	2,693,358	24,843
Brooke W. James	2,696,942	21,259
D. Jeffery Lykins	2,634,551	83,650
Robert A. Raizk	2,688,084	30,117

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1	Agreement and Plan of Merger

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 13, 2009	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(SEC File No. 000-23134)

10.1	Agreement and Plan of Merger	Incorporated by reference to registrant’s Form 8-K filed on June 30, 2009 (SEC File No. 000-23134)

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.