Form 10-Q
period 2009-09-30
NB&T FINANCIAL GROUP INC
filed 2009-11-12
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 4, 2009, 3,173,082 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2009 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2009	December 31, 2008

Assets	(Unaudited)

Cash and due from banks	$6,893	$10,705
Interest-bearing deposits	38,007	43,393
Federal funds sold	349	541

Cash and cash equivalents	45,249	54,639

Securities - available-for-sale	125,573	87,908
Loans held for sale	208	169
Loans, net of allowance for loan losses of $3,009 and $3,411	333,091	332,605

Total loans	333,299	332,774
Premises and equipment	16,030	16,452
Federal Reserve and Federal Home Loan Bank stock	9,367	9,362
Earned income receivable	2,884	3,042
Goodwill and other intangibles	4,655	4,705
Bank-owned life insurance	14,402	14,056
Other assets	3,295	1,903

Total assets	$554,754	$524,841

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$63,362	$65,969
Savings, NOW and Money Market	228,796	180,089
Time	156,439	174,670

Total deposits	448,597	420,728

Short-term borrowings	254	1,693
Long-term debt	39,810	39,810
Interest payable and other liabilities	5,955	3,819

Total liabilities	494,616	466,050

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued - 3,818,950 shares	1,000	1,000
Additional paid-in capital	10,578	10,513
Retained earnings	54,728	55,004
Unearned employee stock ownership plan (ESOP) shares	(407)	(551)
Accumulated other comprehensive income	1,599	162
Treasury stock; 645,868 shares - 2009 and 644,203 shares - 2008	(7,360)	(7,337)

Total stockholders’ equity	60,138	58,791

Total liabilities and stockholders’ equity	$554,754	$524,841

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$5,053	$5,656	$15,053	$17,260
Securities-taxable	1,183	760	3,235	2,319
Securities-tax-exempt	223	348	746	1,107
Federal funds sold and other	28	223	131	762
Dividends on Federal Home Loan and Federal Reserve Bank stock	119	126	334	370

Total interest and dividend income	6,606	7,113	19,499	21,818

Interest Expense
Deposits	1,330	1,889	4,124	6,551
Short-term borrowings	—	2	—	9
Long-term debt	521	520	1,550	1,546

Total interest expense	1,851	2,411	5,674	8,106

Net Interest Income	4,755	4,702	13,825	13,712

Provision for Loan Losses	175	105	650	295

Net Interest Income After Provision for Loan Losses	4,580	4,597	13,175	13,417

Non-interest Income
Trust income	221	223	654	708
Service charges and fees	1,027	905	2,733	2,570
Insurance agency commissions	590	433	1,751	1,773
Net gains on sales of securities	5	4	43	15
Other	373	482	1,089	1,305

Total non-interest income	2,216	2,047	6,270	6,371

Non-interest Expense
Salaries and employee benefits	2,807	2,977	8,464	9,042
Net occupancy expense	479	488	1,467	1,496
Equipment and data processing expense	703	713	2,128	2,105
FDIC Insurance	162	18	722	43
Professional fees	461	286	1,212	959
Marketing expense	168	138	410	366
State franchise tax	192	198	578	588
Amortization of intangibles	41	56	126	169
Other	522	522	1,371	1,505

Total non-interest expense	5,535	5,396	16,478	16,273

Income Before Income Tax	1,261	1,248	2,967	3,515
Provision for Income Taxes	269	226	507	612

Net Income	$992	$1,022	$2,460	$2,903

Basic Earnings Per Share	$.32	$.33	$.79	$.93

Diluted Earnings Per Share	$.32	$.33	$.79	$.93

Dividends Declared Per Share	$.29	$.29	$.87	$.87

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended, September 30
(Dollars in thousands)	2009	2008
Operating Activities	(Unaudited)
Net income	$2,460	$2,903
Items not requiring (providing) cash
Depreciation and amortization	1,210	1,310
Provision for loan losses	650	295
Amortization of premiums and discounts on securities	(68)	(234)
Gain on sale of securities	(43)	(15)
FHLB stock dividends	—	(337)
Net change in:
Loans held for sale	(39)	1,258
Other assets and liabilities	(58)	(852)

Net cash provided by operating activities	4,112	4,328

Investing Activities
Purchases of available-for-sale securities	(82,660)	(22,967)
Proceeds from maturities of available-for-sale securities	47,277	23,403
Net change in interest-bearing time deposits	—	(5,000)
Net change in loans	(1,136)	6,133
Purchase of premises and equipment	(654)	(2,293)

Net cash used in investing activities	(37,173)	(724)

Financing Activities
Net change in:
Deposits	27,869	1,446
Short-term borrowings	(1,439)	504
New FHLB advances	—	5,000
Purchase of treasury shares	(23)	(188)
Cash dividends	(2,736)	(2,724)

Net cash provided by financing activities	23,671	4,038

Increase (Decrease) in Cash and Cash Equivalents	(9,390)	7,642

Cash and Cash Equivalents, Beginning of Year	54,639	26,155

Cash and Cash Equivalents, End of Period	$45,249	$33,797

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of September 30, 2009, and December 31, 2008, and the results of its operations and cash flows for the nine-month periods ended September 30, 2009 and 2008. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2009:

U.S. government agencies and sponsored entities	$12,516	$15	$(8)	$12,523
Mortgage-backed securities	91,505	2,652	(801)	93,356
State and political subdivisions	19,129	565		19,694

	$123,150	$3,232	$(809)	$125,573

December 31, 2008:

U.S. government agencies and sponsored entities	$10,576	$137	$—	$10,713
Mortgage-backed securities	52,930	717	(1,050)	52,597
State and political subdivisions	24,156	476	(34)	24,598

	$87,662	$1,330	$(1,084)	$87,908

The amortized cost and fair value of securities available for sale at September 30, 2009, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$10,177	$10,189
After one year through five years	5,959	6,161
After five years through ten years	6,141	6,348
After ten years	9,368	9,519

	31,645	32,217
Mortgage-backed securities	91,505	93,356

Totals	$123,150	$125,573

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $47,442,000 at September 30, 2009.

Gross gains of $43,000 were realized on premium calls of municipal bonds during the first nine months of 2009. The tax expense for net gains on securities transactions for the first nine months of 2009 was $15,000.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2009

U.S. Government sponsored entity notes	$4,414	$(8)	$—	$—	$4,414	$(8)

Mortgage-backed securities	5,279	(134)	2,468	(667)	7,747	(801)
Municipals	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

Total Securities	$9,693	$(142)	$2,468	$(667)	$12,161	$(809)

Management evaluates securities for other-than-temporary impairment on a periodic basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition of the issuer; and (3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses of $809,000 includes an unrealized loss of $603,000 on one private-label collateralized mortgage obligation, which has been downgraded by three of the major bond rating agencies as of September 30, 2009. The security continues to pay as expected, and the unrealized loss is not deemed by management to be other-than-temporary.

Note 3: Loans

Categories of loans include (thousands):	September 30, 2009	December 31, 2008

Commercial and industrial	$53,947	$52,490
Agricultural	28,452	26,265
Real estate construction	3,183	6,064
Commercial real estate	111,786	96,755
Residential real estate	121,173	130,091
Consumer	17,661	24,440

Total loans	336,202	336,105

Less: Net deferred loan fees, premiums and discounts	(102)	(89)
Allowance for loan losses	(3,009)	(3,411)

Net loans	$333,091	$332,605

Activity in the allowance for loan losses was as follows (thousands):

	Nine Months Ended September 30,
	2009	2008
Balance, beginning of year	$3,411	$3,594
Provision for loan losses	650	295
Recoveries	209	253
Charge-offs	(1,261)	(579)

Balance, end of period	$3,009	$3,563

Impaired loans totaled $2,386,000 at September 30, 2009 and $2,190,000 at December 31, 2008. An allowance for loan losses of $395,000 and $472,000 relates to impaired loans of $1,890,000 and $1,688,000 at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, impaired loans of $496,000 and $502,000 had no related allowance for loan losses.

At September 30, 2009 and December 31, 2008, there were $521,000 and $200,000 accruing loans delinquent 90 days or more. Non-accruing loans at September 30, 2009 and December 31, 2008 were $2,907,000 and $2,982,000, respectively.

Note 4: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	September 30, 2009	December 31, 2008

Federal Home Loan Bank Advances	$29,500	$29,500
Junior subordinated debentures	10,310	10,310

Total	$39,810	$39,810

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

As of September 30, 2009 and December 31, 2008, the outstanding principal balance of the Capital Securities was $10,000,000. As required by the Consolidation Topic of the FASB Accounting Standards Codification ("Codification"), the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Commitments

Outstanding commitments to extend credit as of September 30, 2009 totaled $64,009,000. Standby letters of credit as of September 30, 2009 totaled $2,298,000.

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

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$992	$1,022	$2,460	$2,903

Denominator:
Weighted-average common shares outstanding (basic)	3,151,546	3,138,270	3,151,751	3,140,577
Effect of stock options	—	—	—	413

Weighted-average common shares outstanding (diluted)	3,151,546	3,138,270	3,151,751	3,140,990

Earnings per share:
Basic	$.32	$.33	$.79	$.93

Diluted	$.32	$.33	$.79	$.93

Options to purchase 225,000 and 224,500 shares of common stock were outstanding at September 30, 2009 and September 30, 2008, respectively, but not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 7: Comprehensive Income

Total comprehensive income was as follows (thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$992	$1,022	$2,460	$2,903
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities available for sale	$1,148	$(740)	$2,134	$(1,298)
Reclassification for realized amount included in income	5	4	43	15

Other comprehensive income (loss, before tax effect	1,153	(736)	2,177	(1,283)

Tax expense (benefit)	392	(250)	740	(436)

Other comprehensive income (loss)	761	(486)	1,437	(847)

Total Comprehensive Income	$1,753	$536	$3,897	$2,056

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2009, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Note 9: Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Fair Value Measurements as prescribed under the Financial Instruments Topic of the Codification. The codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, and the updated standard has been applied prospectively as of the beginning of the period.

The Financial Instruments Topic of the Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The accounting standard describes three levels of inputs that may be used to measure fair value:

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

Available-for-Sale Securities

The fair values of available-for-sale securities are determined by various valuation methodologies. Level 2 securities include U.S. government agencies, mortgage-backed securities, and obligations of political and state subdivisions. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy as prescribed under the Financial Instruments Topic of the Codification, in which the fair value measurements fall at September 30, 2009, December 31, 2008 and September 30, 2008 (thousands):

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies and sponsored entities	$12,523	$—	$12,523	$—
Mortgage-backed securities	93,356	—	93,356	—
State and political subdivisions	19,694	—	19,694	—

Total available-for-sale securities	$125,573		$125,573

December 31, 2008:	$87,908	$—	$87,908	$—
Available-for-sale securities

September 30, 2008:
Available-for-sale securities	$87,803	$—	$87,803	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired Loans

At September 30, 2009, December 31, 2008 and September 30, 2008, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. As of September 30, 2009, one impaired loan of approximately $342,000 is secured by accounts receivable and equipment. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009, December 31, 2008 and September 30, 2008:

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009:
Impaired loans	$1,418	$—	$—	$1,418
Foreclosed assets, net	1,755	—	—	1,755

December 31, 2008:
Impaired loans	$1,214	$—	$—	$1,214
Foreclosed assets, net	—	—	—	—

September 30, 2008:
Impaired loans	$941	$—	$—	$941
Foreclosed assets, net	—	—	—	—

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$45,249	$45,249	$54,639	$54,639
Available-for-sale securities	125,573	125,573	87,908	87,908
Loans including loans held for sale, net	333,299	336,548	332,774	339,502
Stock in FRB and FHLB	9,367	9,367	9,362	9,362
Interest receivable	2,884	2,884	3,042	3,042
Financial liabilities
Deposits	448,597	450,494	420,728	423,452
Short-term borrowings	254	254	1,693	1,693
Long-term debt	39,810	41,418	39,810	41,381
Interest payable	335	335	469	469

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 2009 and December 31, 2008. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at September 30, 2009 and December 31, 2008 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at September 30, 2009 and December 31, 2008, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 11: Subsequent Events

Subsequent events have been evaluated through November 12, 2009, which is the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2009 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

November 12, 2009

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter of 2009 was $992,000, or $.32 per diluted share, compared to net income of $1.0 million, or $.33 per diluted share, for the same quarter last year. Net income for the first nine months of 2009 was $2.5 million, or $.79 per diluted share, compared to $2.9 million, or $.93 per diluted share, for the first nine months of 2008. The decrease in earnings from the first nine months of last year is primarily due to an additional Federal Deposit Insurance Corporation (“FDIC”) assessment for insurance of deposits, an increase in the provision for loan losses and lower non-interest income.

Net Interest Income

Net interest income was $4.8 million for the third quarter of 2009, compared to $4.7 million earned in the third quarter of 2008. Net interest margin decreased to 3.72% for the third quarter of 2009, compared to 3.91% for the third quarter of 2008. Interest income declined to $6.6 million for the third quarter of 2009 from $7.1 million for the same quarter last year. Average interest-earning assets increased approximately 8% to $506.8 million; however, the average yield decreased from 6.02% for the third quarter of 2008 to 5.17% for the third quarter of 2009 due to declining rates, slower loan volume, and reinvestment of funds into lower-yielding short-term investments as overall market rates remained at historical lows for the quarter. Total interest expense decreased a similar amount to $1.9 million during the third quarter of 2009 from $2.4 million for the same quarter last year. Average interest-bearing liabilities increased approximately 5% from last year to $424.9 million, and their cost decreased to 1.73% during the third quarter of 2009 from 2.37% for the same quarter last year. For the first nine months of 2009, net interest income was $13.8 million compared to $13.7 million for the same period last year.

Provision for Loan Losses

The provision for loan losses was $175,000 in the third quarter of 2009 and $105,000 in the third quarter of 2008. Year-to-date provision for loan losses was $1,052,000 for 2010, compared to $326,000 for 2009. Net charge-offs were $78,000 in the third quarter of 2009, compared to $76,000 in the third quarter of 2008. Net charge-offs were $1,052,000 for the first nine months of 2009, compared to $326,000 for the same period in 2008. Charge-offs in 2009 included one loan charged-off for $511,000 for which $300,000 in specific reserves had been previously allocated. These increases in the provision were required as a result of management’s evaluation of the loan portfolio and reflect the increase in net charge-off experience and non-performing loans. Non-performing loans totaled $4.4 million at September 30, 2009, compared to $3.0 million at September 30, 2008. The increase in non-performing loans is primarily due to two commercial real estate loan relationships. The allowance for loan losses to total loans was 0.89% at September 30, 2009, compared to 1.01% at September 30, 2008.

Non-interest Income

Total non-interest income was $2.2 million for the third quarter of 2009, compared to $2.0 million for the same quarter last year. For the first nine months of 2009, non-interest income was $6.3 million, compared to $6.4 million for the same period last year. Non-interest income for 2008 was primarily higher due to a gain of approximately $116,000 on the mandatory redemption of Visa shares as a result of the Visa initial public offering. Service charges and fees increased in 2009 but were partially offset by lower trust fee income and lower insurance agency revenues.

Non-interest Expense

Total non-interest expense was $5.5 million for the third quarter of 2009 and $5.4 million for the same quarter in 2008. FDIC insurance premiums increased $143,000 in the third quarter of 2009 from the third quarter of 2008. This increased expense has been offset by reductions in compensation expense in 2009. In addition, approximately $125,000 in professional fees related to the pending acquisition of Community National Corporation were expensed in the third quarter of 2009. Total non-interest expense for the first nine months of 2009 was $16.5 million, compared to $16.3 million in 2008. In total, our 2009 FDIC insurance premiums increased $680,000 over the first nine months of 2008.

Income Taxes

The provision for income taxes for the third quarter of 2009 was $269,000, or 21.3%, compared to $226,000, or 18.1%, for the third quarter of 2008. For the first nine months of 2009, the provision for income taxes was $507,000, or 17.1%, compared to $612,000, or 17.4%, for the same period last year. The increase in the effective tax rate for the third quarter of 2009 is primarily due to a decrease in tax-exempt income.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2009 are as follows (in thousands):

			2009 Change
	September 30, 2009	December 31, 2008	Amount	Percent
Total assets	$554,754	$524,841	$29,913	5.7
Interest-bearing deposits	38,007	43,393	(5,386)	(12.4)
Federal funds sold	349	541	(192)	(35.5)
Loans, net*	333,299	332,774	525.16
Securities	125,573	87,908	37,665	42.9
Demand deposits	63,362	65,969	(2,607)	(4.0)
Savings, NOW, MMDA deposits	228,796	180,089	48,707	27.1
CD’s $100,000 and over	29,813	31,940	(2,127)	(6.7)
Other time deposits	126,626	142,730	(16,104)	(11.3)
Total deposits	448,597	420,728	27,869	6.6
Short-term borrowings	254	1,693	(1,439)	(85.0)
Long-term borrowings	39,810	39,810	—	—
Stockholders Equity	60,138	58,791	1,347	2.3

*	Includes loans held for sale

At September 30, 2009, total assets were $554.8 million, an increase of $29.9 million from December 31, 2008. The increase is primarily attributable to an increase in savings, NOW and money market accounts of $48.9 million, partially offset by a decrease in time deposits of $18.2 million. These excess funds have been invested in investment securities, which increased $37.7 million since December 31, 2008. Stockholders’ equity increased $1.3 million in the first nine months of 2009 to $60.1 million primarily due to increases in the market value of the securities portfolio.

Average total assets increased $30.4 million, or 5.8%, to $553.9 million from the third quarter of 2008. Average total gross loans decreased to $332.7 million, a decline of $13.3 million from the same quarter last year. The decline is the result of increased refinancing of residential real estate loans to fixed-rate loans sold in the secondary market and the continuing decline in indirect loans since the Company exited that market in the third quarter of 2006. The decline in these two loan portfolios was partially offset by an increase in commercial real estate loans, which is the primary type of commercial loans being sought by customers in the Company’s market. In addition, one large commercial loan of approximately $4.5 million was paid off in the fourth quarter of 2008. Both the local and national decline in the economy appear to have impacted new loan volume. Based on discussions with both current and prospective loan customers, borrowers are reducing debt when possible and being more cautious when seeking additional bank funding. Also, many borrowers are quoted higher rates than anticipated due to additional uncertainty regarding the timing of their cash flows and fewer banks bidding for the business. Due to the decline in loan volume, excess funds have been invested in interest-bearing deposits and securities, which have increased $50.4 million on average, from the same quarter last year.

Average total deposit liabilities increased $30.0 million for the third quarter of 2009 to $451.0 million, compared to an average of $421.0 million for the same quarter last year. Non-interest bearing deposits and NOW accounts increased on average $22.8 million and savings and money market accounts increased $18.8 million on average from the third quarter of 2008, offset by declines in average certificate of deposit balances.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Balance at beginning of period	$2,912	$3,534	$3,411	$3,594

Charge-offs:
Commercial and industrial	(20)	(33)	(206)	(54)
Commercial real estate	(9)	—	(574)	(74)
Real estate construction	—	—	—	—
Agricultural	—	—	(4)	—
Residential real estate	(20)	(17)	(130)	(85)
Consumer	(96)	(107)	(347)	(366)

Total charge-offs	(145)	(158)	(1,261)	(579)

Recoveries:
Commercial and industrial	—	3	16	17
Commercial real estate	1	41	8	49
Real estate construction	4	—	7	—
Agricultural	2	6	22	30
Residential real estate	17	—	32	31
Consumer	43	31	124	126

Total recoveries	67	81	209	253

Net charge-offs	(78)	(76)	(1,052)	(326)
Provision for loan losses	175	105	650	295

Balance at end of period	$3,009	$3,563	$3,009	$3,563

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008	September 30, 2008
Loans accounted for on non-accrual basis	$2,907	$2,982	$2,990
Accruing loans which are past due 90 days	521	200	45
Renegotiated loans	945	—	—
Other real estate owned	1,855	321	289

Total non-performing assets	$6,228	$3,503	$3,324

Ratios:
Allowance to total loans	0.89%	0.95%	1.01%
Net charge-offs to average loans (annualized)	0.43%	0.30%	.13%
Non-performing assets to total loans and other real estate owned	1.84%	1.04%	.95%

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

During the first quarter of 2009, the Company foreclosed on a $1.2 million commercial loan for which specific reserves of $300,000 had been previously allocated. Approximately $511,000 was charged off with the balance of $685,000 transferred to other real estate owned. In addition, one loan secured by residential lots for approximately $689,000 was transferred to other real estate owned during the second quarter. Another $340,000 loan secured by a convenience store for which specific reserves of $35,000 had been previously allocated was also transferred to other real estate owned in the second quarter with $50,000 charged off. As of September 30, 2009, there was $1.3 million in 21 non-accrual small business relationships. The majority of this amount consisted of two relationships, one secured by accounts receivable and equipment and the other secured by a commercial office building. In addition, the Company had one renegotiated loan of approximately $945,000 secured by commercial real estate where the loan payments were lowered temporarily to assist the borrower with short-term cash flow issues.

Non-accrual residential real estate loans totaled $1,411,000 and consisted of 20 loans with the largest balance being $249,000. Non-accrual consumer loans consisted of four loans that totaled $23,000, and home equity credit loans consisted of seven loans totaling $140,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2009 was 75.0%, compared to 83.4% at the same date in 2008. Loans to total assets were 60.6% at the end of the third quarter of 2009, compared to 66.3% at the same time last year. At September 30, 2009, the Company had $38.0 million in interest-bearing deposits, of which $19.0 million was held in fully-insured certificates of deposit with maturities laddered over 90 days to meet short-term funding needs. The Company has $125.6 million in available-for-sale securities that are readily marketable. Approximately 37.8% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 93.4% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At September 30, 2009 and December 31, 2008, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$67,461	18.53%	$29,124	8.0%	N/A	N/A
Bank	62,058	17.07	29,086	8.0	$36,358	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	64,452	17.70	14,562	4.0	N/A	N/A
Bank	59,049	16.24	14,543	4.0	21,815	6.0

Tier I Capital (to Average Assets)
Consolidated	64,452	11.72	21,992	4.0	N/A	N/A
Bank	59,049	10.78	21,920	4.0	27,400	5.0

As of December 31, 2008
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$67,338	18.80%	$28,649	8.0%	N/A	N/A
Bank	59,489	16.66	28,568	8.0	$35,710	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	63,927	17.85	14,324	4.0	N/A	N/A
Bank	56,078	15.70	14,284	4.0	21,426	6.0

Tier I Capital (to Average Assets)
Consolidated	63,927	12.21	20,935	4.0	N/A	N/A
Bank	56,078	10.72	20,931	4.0	26,164	5.0

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

Goodwill and Other Intangibles- The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by the “Intangibles – Goodwill & Other” topic of the FASB Accounting Standards Codification. Goodwill of $3.8 million is subject, at a minimum, to annual tests for impairment. Testing includes evaluating the current market price of the stock versus book value, the current economic value of equity versus current book value, and recent market sales of financial institutions. Based on the review of all three factors, management has concluded goodwill is not impaired. Other intangible assets of $830,000 are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

EFFECT OF RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued an update to the Financial Instruments Topic of the FASB Accounting Standards Codification, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. The updated standard is effective as of January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at September 30, 2009.

In September 2006, the FASB issued an update to the Fair Value Measurement and Disclosures Topic of the Codification, which enhances existing guidance for measuring assets and liabilities using fair value. Prior to this updated standard, guidance for applying fair value was incorporated in several accounting pronouncements. The updated standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The standard also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this topic, fair value measurements are disclosed by level within that hierarchy. While the standard does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The updated standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Effective October 10, 2008, and for prior periods, the FASB modified the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. The updated standard clarifies the application of fair value measurements, in a market that is not active. As of September 30, 2009, the Company was able to obtain all market values using the Level II hierarchy measurements adopted under this accounting standard.

In December 2007, the FASB issued an update to the Business Combinations Topic of the Codification, which changes accounting and reporting requirements for business acquisitions in fiscal years beginning on or after Dec. 15, 2008. In general, the updated topic will require measuring and recognizing the business acquired at full acquisition-date fair value. This replaces the prior cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The updated standard also requires the direct costs of a business combination be recognized as expenses of the period in which they are incurred and no longer included in the measurement of the business acquired. In addition, under the prior standard, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. The updated standard requires the acquirer to recognize those costs separately from the business combination.

In June 2009 the FASB adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

In May 2009 the FASB issued the Subsequent Events Topic of the Codification, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the accounting standard provides:

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

The new standard is effective for interim or annual financial periods ending after June 15, 2009 and did not have a material effect on the Company’s financial position or results of operations.

On April 9, 2009, the FASB updated the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification regarding the accounting treatment for investments including mortgage-backed securities. These updated standard changed the method for determining if an Other-Than-Temporary Impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three areas updated within the standard are as follows:

•

“Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the framework. The standard reiterates that fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date.

•

“Recognition and Presentation of Other-than-Temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities.

•	“Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

The updated standard is effective for financial statements issued for periods ending after June 15, 2009. Adoption of the updated standard did not have a material effect on the Company’s financial position or results of operations.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases. Historically, simulation models are also performed for ramped 100, 200 and 300 basis point decreases. However, these decreasing rate changes are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at September 30, 2009, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200 and 300 basis points.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	9/30/09	ALCO Guideline	9/30/09	ALCO Guideline
+300	-1.19%	±15%	9.6%	±20%
+200	-0.97	±10	8.0	±15
+100	-0.36	±5	5.2	±10

Item 4T – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended September 30, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

Not applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.
3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.
4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt
10.1	Amendment to Agreement and Plan of Merger
15	Accountants’ acknowledgement
31.1	Certification by CEO.
31.2	Certification by CFO.
32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 12, 2009	/S/ CRAIG F. FORTIN
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Page Reference

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(SEC File No. 000-23134)

10.1	Amendment to Agreement and Plan of Merger	Incorporated by reference to registrant’s Registration Statement on Form S-4, Part I, Annex A to prospectus proxy statement, filed on October 19, 2009 (SEC File No. 333-162570)

15	Accountants’ acknowledgement.

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.