Form 10-K
period 2009-12-31
NB&T FINANCIAL GROUP INC
filed 2010-03-16
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and submitted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $13.74 per share on June 30, 2009, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $30,265,345. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by The National Bank and Trust Company (the “Bank”) as trustee with respect to which the Bank has sole or shared voting or dispositive power. As of March 2, 2010, 3,410,688 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Proposal 1: Election of Directors;

2. Section 16(a) Beneficial Ownership Reporting Compliance;

3. Compensation of Executive Officers and Directors;

4. Voting Securities and Ownership of Certain Beneficial Owners and Management;

5. Certain Relationships and Related Transactions; and

6. Proposal 2: Ratification of Selection of BKD, LLP as the Independent Registered Public Accounting Firm

PART I

Item 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial” or the “Company”), an Ohio corporation, is a financial holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund loans secured by residential and non-residential real estate, commercial and agricultural loans and consumer loans, including automobile loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank also has a trust department with assets under management of approximately $163.7 million. As of December 31, 2009, the Bank had 241 employees.

On December 31, 2009, Community National Corporation (Community National) merged into NB&T Financial and Community National’s subsidiary, Community National Bank, located in Franklin, Ohio, merged into the Bank. The merger added approximately $86 million to the Company’s assets and $76 million in deposits. Community National Bank had five branches located in Warren, Montgomery and Butler counties in Ohio. NB&T Financial paid $3.6 million in cash and issued 237,607 shares of NB&T Financial in exchange for all of the outstanding common shares of Community National.

On January 8, 2010, the Bank sold its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“NB&T Insurance”), which has three locations, with its principal office in Wilmington, Ohio. NB&T Insurance sells a full line of insurance products, including property and casualty, life, health, and annuities.

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

Lending Activities

General. The Bank’s income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans. Please refer to Table 7 on page 23, which summarizes the loan portfolio mix.

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

Trust Services

The Bank received trust powers in 1922 and had approximately $163.7 million in assets under management at December 31, 2009 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

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

REGULATION

General

Because of its ownership of all the outstanding stock of the Bank, NB&T Financial is subject to regulation, examination and oversight by the FRB as a bank holding company and financial holding company under the Bank Holding Company Act. The FRB has extensive enforcement authority over financial holding companies. The FRB may assess civil money penalties, issue cease and desist or removal orders and require that a financial holding company divest subsidiaries. The Bank, as a national bank, is subject to regulation, examination and oversight by the OCC and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland and a member of the Federal Home Loan Bank of Cincinnati. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner. In general, the FRB may initiate enforcement actions for violations of law and regulations.

Bank Holding Company Regulation

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2009. For NB&T Financial’s capital ratios, see Note 16 to the Consolidated Financial Statements in Item 8.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2009.

The FRB must approve the application of a bank holding company to acquire any bank or savings association. NBTF’s ability to pay dividends to its shareholders may be restricted. Current FRB policy requires bank holding companies to act as a source of financial strength to its banking subsidiaries. Under this policy, the FRB may require NBTF to commit resources or contribute additional capital to the Bank, which could restrict the amount of cash available for dividends to the NBTF shareholders. The FRB has issued guidance on the payment of dividends by bank holding companies, which includes conditions under which bank holding companies must provide advance notification of its intentions to declare and pay dividends.

National Bank Regulation

Office of the Comptroller of the Currency. The OCC is an office in the Department of the Treasury and is subject to the general oversight of the Secretary of the Treasury. The OCC is responsible for the regulation and supervision of all national banks, including the Bank. The OCC issues regulations governing the operation of national banks and, in accordance with federal law, prescribes the permissible investments and activities of national banks. The Bank is authorized to exercise trust powers in accordance with OCC guidelines. National banks are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. The OCC has the authority to impose sanctions on the Bank and, under certain circumstances, may appoint a receiver for the Bank.

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2009. For the Bank capital ratios, see Note 16 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2009, met the standards for the highest capital category, a well-capitalized bank.

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

Federal Reserve Board. The Federal Reserve Act requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2009, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $9.1 million at December 31, 2009. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

Item 1A. Risk Factors

Like all financial companies, NB&T Financial’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors could materially impact our business and future results of operations.

Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally.

Beginning in the latter half of 2007 and continuing into 2010, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed.

Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This tightening of credit has led to increased loan delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly, and access to deposits or borrowed funds has decreased for many institutions. It has also become more difficult to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio.

The United States remains in a recession. Business activity across a wide range of industries and regions is greatly reduced, and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers. As a result, we may experience increased foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition.

The Federal Reserve Board, Congress, the Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector. The long-term effect of actions already taken as well as new legislation is unknown. Continued or renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect our ability to attract and retain new customers.

Further, legislation has been proposed that would reduce the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral. There can be no assurance that future legislation will not significantly impact our ability to collect on our current loans or foreclose on collateral.

Adverse changes in the financial markets may adversely impact our results of operations.

The global financial markets have experienced increased volatility and an overall loss of investor confidence for the last two years. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads.

Over the last few years, structured investments, like our collateralized debt obligations, have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles. These conditions have resulted in our recognizing impairment charges on certain investment securities during 2009. Given recent market conditions and changing economic factors, we may be required to recognize additional impairment changes on securities held in its investment portfolio in the future.

Recent levels of market volatility could adversely affect our ability to access capital and our financial condition and results of operations.

For more than two years, the capital and credit markets have been experiencing unprecedented levels of volatility. In some cases, share prices and credit availability for certain issuers have declined without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we may experience a material adverse effect on our ability to access capital and on our business, financial condition and results of operations.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This “systemic risk” may adversely affect our business.

Changes in national and local economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline and as loans and deposits decline.

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2009, 57% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction, installment and agricultural loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that does not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

Changes in our local economy resulting from the departure of a large employer may adversely affect our financial condition and results of operations.

DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) and ABX Air, Inc. (“ABX Air”) employed more people in Clinton County than any other employer. DHL decided to outsource its United States transportation and sorting services to another company. As a result, DHL and ABX Air have significantly reduced their operations in Wilmington and Clinton County, Ohio. Thousands of local jobs were eliminated. We expect the loss of jobs to have a negative short-term and potentially negative long-term impact on the local economy. Its impact on property values and other businesses in the community is unknown at this time. This reduction could impact the available opportunities to lend and to raise deposits. In addition, it could result in increased delinquencies, defaults and losses on existing loans and result in a decrease in deposits as customers use savings to pay bills or move to find different jobs. The Trust Department could also lose accounts as residents leave the area, reducing the Bank’s income from the Trust Department.

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

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

During 2008 and 2009, there were higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts are fully insured (unlimited coverage). On May 20, 2009, President Obama signed into law the Helping Families Save Their Homes Act of 2009 (the “HFSTHA”) which, among other things, amends the EESA to extend the effectiveness of these temporary programs through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor.

On May 22, 2009, the FDIC adopted a rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. We paid $241,000.

On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The three-year prepayment was $3.1 million for us, which will be expensed over three years.

In January 2010, the FDIC issued an advance notice of proposed rule-making asking for comments on how the FDIC’s risk-based deposit insurance assessment system could be changed to include the risks of certain employee compensation as criteria in the assessment system.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” included in the section of our 2009 Annual Report captioned “Critical Accounting Policies” on pages 30 and 31.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.

Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions could have a material adverse impact on our financial condition and results of operations. In addition, federal and state regulators periodically review our allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease our pretax and net income.

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

Material breaches in security of our systems may have a significant effect on our business.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also have implemented security controls to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

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

Our articles of incorporation and code of regulations contain provisions, including a staggered board of directors and a supermajority vote requirement, that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. Moreover, as of March 2, 2010, directors and executive officers controlled the vote of 19.2% of the outstanding common shares of NB&T Financial in addition to the 4.0% of the outstanding shares with respect to which the Bank controls the vote as trustee and an additional 27.8% owned by relatives of a director. The provisions in our articles and code of regulations and the percentage of voting control by NB&T Financial affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

NB&T Financial and the Bank own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The Bank also owns or leases 25 full-service branch offices and one remote drive-through ATM facility, all of which are located in Brown, Butler, Clermont, Clinton, Highland, Montgomery and Warren Counties in Ohio. The Bank owns a building at 1600 West Main Street, Wilmington, Ohio, which serves as an operation center for the Bank and is leased in part to the insurance agency recently sold by the Bank.

Item 3. Legal Proceedings

Neither NB&T Financial nor the Bank is presently involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,410,688 common shares of the Company outstanding on December 31, 2009 held by approximately 385 registered shareholders of record, and approximately an additional 466 beneficial owners holding their shares in the names of brokers, banks and depositories. Dividends per share declared were $0.29 per share in each quarter in 2009 and 2008 and were $0.28 per share in each quarter in 2007.

The Company’s shares trade on the NASDAQ Capital Market under the symbol NBTF. The following table summarizes the quarterly common stock prices and dividends declared for the last two years.

	2009			2008
	High	Low	Dividend	High	Low	Dividend
Fourth Quarter	$17.25	$15.01	$0.29	$19.99	$12.97	$0.29
Third Quarter	17.25	13.74	0.29	18.81	12.25	0.29
Second Quarter	15.00	13.50	0.29	19.25	15.04	0.29
First Quarter	17.49	12.75	0.29	21.00	18.67	0.29

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

The Company has an equity plan under which the Company may grant options, restricted stock and stock appreciation rights to selected directors and employees for up to 270,000 common shares of the Company. The Company also has a stock option plan that has been terminated but under which options to purchase shares remain exercisable. Finally, an option to purchase 30,000 shares was awarded to Mr. Limbert upon his employment. These options may be exercised at $20.88, vest over five years and expire in 2016. The following table summarizes the securities authorized for issuance at December 31, 2009 under all equity compensation plans in existence at that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2006 Equity Plan	155,500	$18.47	114,500
1992 Nonqualified Stock Option Plan (Terminated 2006)	84,500	24.15	0
Equity compensation plans not approved by security holders	30,000	20.88	0

Total	270,000	$20.52	114,500

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

Issuer Purchases of Equity Securities

The Company had one publicly announced stock repurchase plan. Shares totaling 1,665 were repurchased under the plan during 2009. The repurchase plan was announced April 24, 2007 and authorized the repurchase of up to 170,000 shares of common stock. The plan expired April 2009.

Performance Graph

The following line graph compares the yearly percentage change in NBTF’s cumulative total shareholder return against the cumulative return of The NASDAQ Composite Index, which includes all Nasdaq domestic and international based common type stocks listed on The NASDAQ Stock Market, and an index of banks with total assets of $500 million to $1 billion. The graph assumes the investment of $100 on December 31, 2004. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of NBTF’s common shares at the end and at the beginning of the measurement period; by (ii) the price of NBTF’s common shares at the beginning of the measurement period.

NB&T Financial Group, Inc.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
NB&T Financial Group, Inc.	100.00	77.12	78.88	80.89	63.93	77.81
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

	2009	2008	2007	2006	2005
Consolidated Statements of Income
Interest income	$25,916	$28,828	$32,947	$34,096	$32,886
Interest expense	7,475	10,353	14,276	15,795	13,768

Net interest income	18,441	18,475	18,671	18,301	19,118
Provision for loan losses	1,550	400	135	1,330	775
Non-interest income	9,924	8,236	8,240	7,852	8,367
Non-interest expense	22,481	21,679	21,316	23,312	21,868

Income before income taxes	4,334	4,632	5,460	1,511	4,842
Income taxes	297	801	1,028	(345)	737

Net income	$4,037	$3,831	$4,432	$1,856	$4,105

Per Share Data
Basic earnings per share	$1.28	$1.22	$1.39	$0.58	$1.30
Diluted earnings per share	1.28	1.22	1.39	0.58	1.30
Dividends per share	1.16	1.16	1.12	1.08	1.04
Book value at year end	18.91	18.52	18.52	18.01	18.10
Weighted average shares outstanding—basic	3,154	3,143	3,188	3,175	3,162
Weighted average shares outstanding—diluted	3,154	3,143	3,190	3,176	3,168

Consolidated Balance Sheets (Year End)
Total assets	$649,340	$524,841	$518,922	$555,182	$650,248
Securities	142,424	87,908	89,285	82,896	171,567
Loans	395,548	336,184	357,763	410,221	417,623
Allowance for loan losses	3,776	3,411	3,594	4,762	4,058
Deposits	541,422	420,728	420,254	453,268	447,626
Long-term debt	39,810	39,810	34,810	36,748	109,039
Total shareholders’ equity	64,485	58,791	58,883	58,223	58,498

Selected Financial Ratios
Return on average assets	0.74%	0.73%	0.82%	0.30%	0.63%
Return on average equity	6.76	6.49	7.53	3.21	6.98
Dividend payout ratio	90.63	95.08	80.58	186.21	80.00
Net interest margin	3.69	3.86	3.78	3.26	3.16
Non-interest expense to total revenue	79.26	81.16	79.21	89.14	79.56
Average loans to average total assets	60.83	65.19	71.62	69.34	62.26
Average equity to average total assets	10.93	11.21	10.94	9.48	8.99
Total risk-based capital ratio (at year end)	16.87	18.80	17.69	15.69	14.96
Ratio of non-performing loans to total loans	1.74	0.95	0.55	2.04	1.96
Ratio of loan loss allowance to total loans	0.95	1.01	1.00	1.16	0.97
Ratio of loan loss allowance to non-performing loans	55	107	181	57	50
Net charge-offs to average loans	0.36	0.17	0.34	0.15	0.23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2009 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2009 and 2008 and for the three years ended December 31, 2009.

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

RESULTS OF OPERATIONS

ACQUISITION OF COMMUNITY NATIONAL CORPORATION

On December 31, 2009, the Company acquired Community National Corporation (“Community National”), and its wholly-owned subsidiary, Community National Bank, located in Franklin, Ohio. Community National Bank had five branches located in Warren, Montgomery and Butler counties in Ohio. Under the terms of the merger agreement, shareholders of Community National holding of record more than 1,500 shares were entitled to elect cash compensation of $11.41 or 0.761 NB&T Financial common shares, per share of Community National common stock. Shareholders of Community National holding of record 1,500 or fewer shares were entitled to receive $11.41 in cash for each share of Community common stock. The elections were subject to a limitation that 50% of all Community National shares would be exchanged for cash and 50% would be exchanged for NB&T Financial shares. In total, the Company paid $3.6 million cash and issued 237,607 shares of common stock at a market price of $16.30 per share on the acquisition date, totaling $3.9 million.

Community National’s assets and liabilities are included in the consolidated balance sheet at their respective acquisition date fair values. Community National’s year-end assets at fair value totaled $85.9 million. Because the acquisition was completed at the end of 2009, Community National’s results of operations are not included in our income statement.

Based on the purchase price of $7.4 million and the fair value of net assets acquired of $9.2 million, the transaction resulted in a gain on bargain purchase of $1.8 million for the year ending December 31, 2009, which may change as acquisition date fair values are refined over a period of up to one year following the acquisition. The more significant fair value adjustments in our acquisition accounting for the Community National acquisition were to loans. Certain of the loans acquired from Community National have evidence of deterioration since origination and it is probable that we will not collect all contractually required principal and interest payments. Such credit-impaired loans are recorded at fair value, and the related allowance for loan losses is not carried forward. The estimation of fair value of credit-impaired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at market rates of interest. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure or troubled debt restructurings result in removal of the loan from the acquired credit-impaired portfolio at its carrying amount.

Of the $59.2 million in loans acquired, $3.6 million were determined to be credit-impaired. Generally, loans on nonaccrual status were considered to be credit-impaired. Because acquired credit-impaired loans are written down to an amount estimated to be collectible, such loans are no longer classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans (that is the new cost basis arising out of our acquisition accounting). Of Community National’s pre-acquisition nonaccrual loans, $2.9 million are no longer considered to be nonaccrual. Acquired credit-impaired loans are also excluded from the disclosure of loans 90 days or more past due and still accruing interest even though substantially all of them are 90 days or more contractually past due. Such loans are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield under the accounting standards. Loans acquired from Community National but not considered credit impaired are recorded net of an adjustment to reflect market rates and an estimate of potential credit losses for the pool of loans. The allowance for loan losses was not carried forward.

As a result of the application of the new accounting standards related to the acquisition of loans from Community National, certain ratios of the combined company cannot be used to compare a portfolio that includes acquired loans against one that does not, for example, in comparing peer companies, and cannot be used to compare ratios across years such as comparing 2009 ratios, which include the Community National acquisition, against prior periods, which do not. The ratios particularly affected include the allowance for loan losses as a percentage of loans and nonperforming assets, and nonaccrual loans and nonperforming assets as a percentage of loans.

EXECUTIVE SUMMARY

Net income for 2009 increased to $4.0 million, or $1.28 per share, from net income of $3.8 million, or $1.22 per share, for the year 2008. Net income for the year was up primarily due to recognizing a gain of approximately $1.8 million from the acquisition of Community National Corporation (“CNC”) on December 31, 2009. This additional income was offset during the year by an increase in the loan loss provision, increased FDIC insurance expense, and CNC acquisition costs.

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

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2009, setting forth: (i) average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1—NET INTEREST INCOME AND NET INTEREST MARGIN

(Dollars in thousands)

	2009			2008			2007
	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid
Loans (1)	$332,287	6.03%	$20,025	$343,453	6.67%	$22,894	$385,857	7.18%	$27,699
Taxable securities	105,044	4.56	4,787	70,010	5.09	3,577	57,440	4.87	2,800
Tax-exempt securities (2)	21,365	4.44	948	29,578	4.80	1,425	34,064	4.85	1,653
Deposits in banks	40,337.39		156	26,808	2.60	700	1,160	4.43	51
Federal funds sold	357.10		—	11,672	1.99	232	15,146	4.91	744

Total interest-earning assets	499,390	5.19	25,916	481,521	5.99	28,828	493,667	6.67	32,947
Non-earning assets	46,863			45,340			44,382

Total assets	$546,253			$526,861			$538,049

Non-interest-bearing demand deposits	$67,103	—	—	$60,238	—	—	$56,571	—	—
Interest-bearing demand deposits	91,740.15		141	79,237.46		362	83,572.93		781
Savings deposits	124,554.58		728	112,195	1.43	1,601	119,484	2.73	3,267
Time deposits	159,892	2.84	4,536	172,696	3.66	6,316	180,373	4.53	8,175
Short-term borrowings	503	—	—	726	1.31	10	870	4.72	41
Junior subordinated debentures	10,310	7.08	729	10,310	7.07	729	9,344	7.96	744
FHLB advances	29,500	4.55	1,341	29,322	4.56	1,335	25,738	4.93	1,268

Total interest-bearing liabilities	416,499	1.79	7,475	404,486	2.56	10,353	419,381	3.40	14,276
Non-interest bearing liabilities	70,033			63,327			59,387
Capital	59,721			59,048			59,281

Total liabilities and capital	$546,253			$526,861			$538,049

Net interest income			$18,441			$18,475			$18,671

Net interest margin		3.69%			3.84%			3.78%

(1)	Includes nonaccrual loans and loan fees.
(2)	Yields are not on a tax equivalent basis.

Net interest income was $18.4 million for 2009, compared to $18.5 million for 2008. Net interest margin decreased to 3.69% for 2009, compared to 3.84% for 2008. The net interest margin decreased primarily due to two factors. First, average loans outstanding for 2009 with an average rate of 6.03% decreased $11.2 million due to lower loan demand, and funds were reinvested in investments with an average rate in 2009 of 4.54%. Second, average deposits increased $20.2 million in 2009 and also were invested in the lower yielding investments. As a result, despite average earning assets increasing $21.1 million in 2009, net interest income remained substantially the same in 2009 as 2008, with the net interest margin decreasing.

Net interest income was $18.5 million for 2008, a decrease of $196,000 compared to $18.7 million for 2007. Net interest margin increased to 3.84% for 2008 from 3.78% for 2007. Average interest-earning assets decreased approximately 2.5% to $481.5 million during 2008 compared to 2007, due to increased loan payoffs and a decline in new loan volume, and interest income decreased $4.1 million. Also, the average yield on earning assets decreased from 6.67% for 2007 to 5.99% for 2008 due to lower loan volumes, reinvestment in lower-yielding interest-bearing deposits and declining market rates. Offsetting the decrease in interest income, interest expense decreased $3.9 million to $10.4 million during 2008 from $14.3 million last year. Average interest-bearing liabilities decreased 3.6% from last year to $404.5 million, and their cost decreased to 2.56% during 2008 from 3.40% during 2007.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2009. Changes attributable to rate and volume are allocated to both rate and volume on an equal basis.

TABLE 2—NET INTEREST INCOME—RATE/VOLUME ANALYSIS

(Dollars in thousands)

	Years ended December 31, 2009 vs. 2008 Increase (decrease) due to			Years ended December 31, 2008 vs. 2007 Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$(877)	$(1,992)	$(2,869)	$(3,097)	$(1,708)	$(4,805)
Securities	1,273	(540)	733	406	143	549
Deposits in banks	201	(745)	(544)	903	(255)	648
Federal funds sold	(118)	(114)	(232)	(120)	(391)	(511)

Total interest-earning assets	479	(3,391)	(2,912)	(1,908)	(2,211)	(4,119)

Interest expense attributable to:
Interest-bearing deposits	212	(3,086)	(2,874)	(511)	(3,433)	(3,944)
Short-term borrowings	(2)	(8)	(10)	(5)	(27)	(32)
Junior subordinated debentures	—	1	1	73	(88)	(15)
FHLB advances	8	(3)	5	170	(102)	68

Total interest-bearing liabilities	218	(3,096)	(2,878)	(273)	(3,650)	(3,923)

Net interest income	$261	$(295)	$(34)	$(1,635)	$1,439	$(196)

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $9.9 million in 2009 and $8.2 million in 2008 and 2007. Service charges on deposits increased 3.0% in 2009 due to increased business checking accounts and a lower average earnings credit on such balances, as well as increased daily overdraft fees. Service charges on deposits remained relatively unchanged from 2007 to 2008. Other service charges and fees increased in 2009 and 2008 due to additional fee income on debit card transactions and increased check cashing fees from a large construction company working temporarily in the Company’s market area. Insurance agency commissions declined 2.3% from 2008 to 2009 due to a decline in insurance policies and lower contingency income. Insurance agency commission declined 6.2% from 2007 to 2008 due to a decline in insurance policies and decreased commissions on sales of non-deposit investment products. Bank owned life insurance (“BOLI”) income decreased to $466,000 in 2009 compared to $492,000 in 2008, due to a decrease in the yield on the underlying investments.

The Company realized a gain of $1.8 million on the acquisition of Community National on December 31, 2009. In addition, the Company recognized an impairment charge of $150,000 in 2009 related to the credit impairment on a $1.1 million private-label mortgage-backed security, which has been downgraded by three major bond rating agencies. While the security continues to pay as expected, based on management’s review of the underlying collateral performance and estimate of projected future cash flows, the Bank recognized a $150,000 other than temporary impairment charge.

Other income decreased to $922,000 in 2009 from $1,125,000 in 2008 because 2008’s income included a gain of approximately $116,000 on the mandatory redemption of Visa shares as a result of the Visa initial public offering as well as a gain of $135,000 on the liquidation of a long-term investment held by the Bank’s insurance agency subsidiary. In addition, the Company’s fee income from its cash management sweeps program declined in 2009 due to a decline in cash management rates. Other income increased 5.4% from 2007 to 2008 due to the gains noted above, partially offset by decreased gains on loan sales.

TABLE 3—NON-INTEREST INCOME

(Dollars in thousands)

				Percent Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Trust	$882	$937	$939	(5.87)%	(.21)%
Service charges on deposits	2,423	2,352	2,347	3.02	.21
Other service charges	1,330	1,063	976	25.12	8.91
Insurance agency commissions	2,201	2,252	2,400	(2.26)	(6.17)
Income from BOLI	466	492	511	(5.28)	(3.72)
Gain bargain purchase	1,807	—	—	NM	NM
Security impairment charge	(150)	—	—	NM
Other	922	1,125	1,067	(18.04)	5.44

Total	$9,881	$8,221	$8,240	20.19%	(.23)%

Gross gains of $43,000 were realized on premium calls of approximately $2.0 million in municipal bonds in 2009. Gross gains of $15,000 were realized on premium calls of approximately $1,600,000 in municipal bonds in 2008. There were no security sales in 2007

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years.

TABLE 4—NON-INTEREST EXPENSE

(Dollars in thousands)

				Percent Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Salaries & employee benefits	$11,233	$11,847	$11,584	(5.18)%	2.27%
Occupancy	1,933	1,992	1,687	(2.96)	18.08
Equipment	1,459	1,639	1,541	(10.98)	6.36
Data processing	1,341	1,207	1,009	11.10	19.62
Professional fees	1,825	1,336	1,514	36.60	(11.76)
Marketing	623	511	546	21.92	(6.41)
Printing, postage and supplies	725	803	787	(9.71)	2.03
State franchise tax	772	786	751	(1.78)	4.66
FDIC Insurance	879	99	53	NM	NM
Amortization of intangibles	167	225	474	(25.78)	(52.53)
Other	1,524	1,234	1,370	23.50	(6.32)

Total	$22,481	$21,679	$21,316	3.70%	1.70%

Salaries and benefits expense, which is the largest component of non-interest expense, decreased 5.2% in 2009 due to a reduction in employee bonuses. The expense increased to $11.8 million in 2008 due to increased personnel at three branch locations opened in 2008. Occupancy expense also increased in 2008 due to the opening of the three new branches. Data processing fees have increased over the last two years due to increased debit card processing transactions. Professional fees increased 37% in 2009 due to acquisition-related costs of $367,000 and conversion costs related to the acquisition of $166,000. Professional fees were lower in 2008, compared to 2007, due to recovery of approximately $68,000 in legal fees related to problem loans and approximately $82,000 in recruiting fees incurred in 2007. Marketing expense increased 21.9% in 2009 due to the Company engaging an outside agency to manage its marketing activities in 2009. In addition, the Company sent more direct mail in 2009 related to its new customer overdraft program. Printing, postage and supplies expense declined in 2009 as the Company implemented cost-saving measures with several of its suppliers. Amortization expense declined in 2009 and 2008 due to the full amortization of an intangible related to an insurance agency acquisition in 2001. Other expenses were higher in 2009 due to increased expenses on other real estate owned properties of $177,000, compared to 2008. In addition, 2008 and 2007 other expenses included losses of $87,000 and $205,000, respectively, on other real estate owned sales.

During 2008, the Company fully utilized its one-time FDIC insurance credits and recognized approximately $99,000 in FDIC insurance expense. In 2009, the Company recognized approximately $879,000 in FDIC insurance expense, including a special assessment of approximately $241,000 in June 2009. In December 2009, the Company prepaid approximately $3.1 million in estimated FDIC premiums through December 31, 2012. There is a possibility, though, that the premiums will be fully utilized in a shorter period of time, which could result in another special assessment. The increased premiums, special assessment and pre-payment were the result of actions taken by the FDIC applicable to all insured institutions, as discussed in Item 1A, Risk Factors of this annual report under the heading “Increases in FDIC insurance premiums may have a material adverse effect on our earnings”.

INCOME TAXES

In 2009, the effective tax rate was 6.9%, compared to 17.3% in 2008. The decrease largely due to the gain on bargain purchase relating to the acquisition of Community National Corporation being exempt from taxes. In 2008, the effective tax rate was 17.3%, compared to 18.8% in 2007.

FINANCIAL CONDITION

ASSETS

Total assets increased from $524.8 million at December 31, 2008 to $649.3 million at December 31, 2009. Approximately $85.9 million in assets were added as part of the acquisition of Community National on December 31, 2009. Loan volume continued to be slow in 2009 with total loans increasing $59.5 million from December 31, 2008 to December 31, 2009 with $59.2 million in loans acquired from Community National. Although commercial real estate loan volume increased in 2009 as many business borrowers sought out new lenders, outstanding balances for residential mortgages and consumer loans declined. Residential mortgage balances, excluding those acquired from Community National, declined due to increased sales of fixed-rate loans into the secondary market, and consumer loans continued to decline due to the Company’s departure from the indirect lending market in 2006. The excess funds from the slower loan volume were reinvested in securities, which increased to $142.4 million at December 31, 2009 from $87.9 million at December 31, 2008 with only $11.8 million of the increase relating to the Community National acquisition.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on amortized cost, at the dates indicated:

TABLE 5—SECURITIES PORTFOLIO

(Dollars in thousands)

	At December 31,
	2009	2008	2007
Securities available for sale:
U.S. Government sponsored entities	$14,633	$10,576	$14,581
U.S. Government agency and sponsored entity mortgage-backed securities	95,298	44,463	37,194
Other mortgage-backed securities	13,030	8,467	3,786
Municipals	17,431	24,156	32,725

Total securities available for sale	$140,392	$87,662	$88,286

At December 31, 2009, the securities portfolio increased significantly to $140.4 million. Securities of $11.8 million were acquired as part of the Community National acquisition. The Company continued to experience increased calls of municipal securities in 2009 with approximately $8.3 million in bonds called with proceeds reinvested in mortgage-backed securities. In addition, excess funds from increased deposits and slowed loan volume were reinvested in U.S. Government sponsored agency and mortgage-backed securities in 2009.

At December 31, 2008, the securities portfolio was down only slightly to $87.7 million from $88.3 million at December 31, 2007. The Company experienced increased calls of municipal securities in 2008 with approximately $8.6 million in bonds called with the proceeds reinvested in mortgage-backed securities.

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2009. Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. U.S. Government agency and sponsored entity notes, as well as municipal securities, are categorized based on contractual maturity. Yields do not include the effect of income taxes.

TABLE 6—SECURITIES PORTFOLIO REPRICING

(Dollars in thousands)

	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Government sponsored entity notes	$13,586.45%		$218	1.11%	$—	—%	$—	—%	$13,804.50%
U.S. Government agency and sponsored entity mortgage-backed securities	25,171	3.24	62,642	3.93	4,951	4.28	2,534	5.50	95,298	4.04
Other mortgage-backed securities	718	6.43	12,312	7.66	—	—	—	—	13,030	7.59
Municipals	—	—	4,444	4.04	5,760	4.99	8,056	4.93	18,260	4.72

Total securities available for sale	$39,475	2.07	$79,616	4.47	$10,711	4.34	$10.590	5.07	$140,392	4.17

LOANS

Table 7 shows loans outstanding at period end by type of loan. Commercial and industrial loans declined from $82.9 million in 2005 to $58.0 million in 2009. The decline in the commercial and industrial loan portfolio has been largely offset by an increase in commercial real estate loans, which increased from $82.6 million in 2005 to $133.5 million in 2009. At December 31, 2009, total commercial and industrial and commercial real estate loans were up $42.3 million from December 31, 2008 with $22.1 million of the increase due to the Community National acquisition. Commercial loan demand was higher in 2009 due to more borrowers seeking out new commercial lenders. One of the Bank’s primary target markets continues to be commercial lending to small- to medium-sized companies with established track records in the Company’s market area. There was an increase in agricultural loan balances in 2009 of approximately $1.9 million with $664,000 related to the acquisition.

Residential real estate loans increased $23.1 million to $153.2 million in 2009 with an increase of approximately $36.0 million related to the Community National acquisition. One- to-four-family real estate loans, excluding acquired loans, decreased approximately $12.9 million due to decreased originations of adjustable-rate mortgages retained in the Company’s portfolio and increased sales of fixed-rate mortgages into the secondary market. In addition, the Company began selling mortgage loans with servicing retained in 2009, which allows the Company to maintain its relationship with the customer while controlling its level of longer-term, fixed rate assets. Home equity loans remained relatively unchanged at December 31, 2009 and December 31, 2008. Currently, the Company has approximately $9.1 million in residential real estate loans with a loan-to-value ratio greater than 80% for which private mortgage insurance has not been required. The Company does not offer residential real estate loan products with negative amortization.

Installment loans decreased $8.4 million to $16.0 million in 2009 from $24.4 million at December 31, 2008 with an increase of $1.2 million related to the Community National acquisition. Most of this decline is the result of the Company discontinuing its indirect lending activity in the third quarter of 2006 due to profit margins not meeting expectations. Installment loans have declined from 16.9% of the total loan portfolio at the end of 2005 to 4.0% of the total portfolio at the end of 2009.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2009, the highest commercial lending concentration was in commercial rental real estate properties at 18.5% of the total commercial loan portfolio.

TABLE 7—LOAN PORTFOLIO

(Dollars in thousands)

	At December 31,
	2009	2008	2007	2006	2005
Commercial & industrial	$58,013	$52,490	$62,455	$76,182	$82,898
Commercial real estate	133,545	96,755	95,801	87,018	82,616
Real estate construction	6,732	6,064	9,203	19,958	9,743
Agricultural	28,130	26,265	24,910	22,916	23,468
Residential real estate	153,172	130,091	124,849	140,083	148,358
Installment	15,995	24,440	40,552	64,204	70,696
Deferred net origination costs	(39)	(89)	(7)	(140)	(156)

Total	$395,548	$336,016	$357,763	$410,221	$417,623

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2009, which, based on contractual maturities, are due in the periods indicated. The table also sets forth the amounts of loans due after one year from December 31, 2009, which have predetermined rates and which have floating or adjustable rates.

TABLE 8—LOAN MATURITIES AND PRICE SENSITIVITY

(Dollars in thousands)

	Due in 1 Year or Less	Due After 1 Year to 5 Years	Due after 5 Years	Total
Commercial and industrial	$18,141	$17,132	$22,740	$58,013
Commercial real estate	2,740	11,915	118,890	133,545
Real estate construction	2,033	1,196	3,503	6,732
Agricultural	12,677	3,098	12,355	28,130

Total	$35,591	$33,341	$157,488	$226,420

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and industrial	$16,137	$41,876	$58,013
Commercial real estate	18,090	115,455	133,545
Real estate construction	75	6,657	6,732
Agricultural	4,439	23,691	28,130

Total	$38,741	$187,679	$226,420

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31 for each of the last five years:

TABLE 9—NON-PERFORMING ASSETS

(Dollars in thousands)

	2009	2008	2007	2006	2005
Non-accrual loans	$6,857	$2,982	$1,729	$8,365	$8,178
Accruing loans 90 days or more past due	19	200	253	0	0
Renegotiated loans	—	0	0	0	0
Other real estate owned	3,455	321	176	1,154	334

Total non-performing assets	$10,331	$3,503	$2,158	$9,519	$8,512

RATIOS
Non-performing assets to total loans and other real estate owned	2.59%	1.04%	.60%	2.31%	2.04%
Ratio of loan loss allowance to non-performing loans	55%	107%	181%	57%	50%

The Company’s policy is to place a commercial loan on non-accrual status when it reaches 90 days past due and any of the following conditions exist: 1) the borrower cannot meet the payment obligations under the loan; 2) full payment of principal and interest is not expected; 3) the borrower has filed for bankruptcy and a plan of reorganization or liquidation is not imminent; or 4) foreclosure action has been initiated. All other loans are typically placed on non-accrual status when legal action or charge-off is anticipated but no later than 120 days past due. The amount of non-accrual loans was $6.9 million at year-end 2009, compared to $3.0 million at year-end 2008. The increase is primarily due to five large commercial loans totaling $3.6 million secured by commercial real estate and one commercial loan of $341,000 secured by accounts receivable and equipment. The decrease of $6.6 million between December 31, 2006 and December 31, 2007 is primarily due to the return to accrual status of one $4.6 million relationship and the charge-off of $680,000 on one commercial real estate relationship.

At December 31, 2009, other real estate owned was $3.5 million, compared to $321,000 at December 31, 2008. Approximately $1.8 million was acquired as part of the Community National acquisition and was valued at fair market value based on current appraisals. The acquired other real estate owned consisted of several residential properties and two commercial properties, one of which was a lot purchased for future branch expansion and undeveloped residential lots. The remaining $1.7 million consisted of two commercial properties and six residential properties. Other real estate owned decreased in 2007 primarily due to selling one residential property acquired in 2006 for $745,000 associated with the relocation of the Company’s new Chief Executive Officer.

No interest income was recognized in 2009 on non-accrual loans outstanding at December 31, 2009. Had the non-accrual loans been accruing, the interest income recognized would have been approximately $289,000.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for 2009 was $1,550,000 compared to $400,000 in 2008. The provision was $900,000 in the fourth quarter of 2009 and $105,000 in the fourth quarter of 2008. Net charge-offs were $132,000 in the fourth quarter of 2009, compared to $258,000 in the fourth quarter of 2008. For the year, net charge-offs were $1,185,000 in 2009, compared to $583,000 in 2008. Charge-offs in 2009 included one loan charged off for $511,000 for which $300,000 in specific reserves had been previously allocated. In the fourth quarter of 2009, two commercial real estate loans totaling approximately $2.2 million became delinquent and non-accrual. The provision for loan losses was increased to add specific loan reserves and increase the general allowance due to estimating the impact of current economic conditions based on recent delinquency trends in the commercial real estate portfolio. These two loans, plus two commercial real estate loan relationships added earlier in the year, increased total non-performing loans to $6.9 million at December 31, 2009, compared to $3.2 million at December 31, 2008.

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

Table 10 shows selected information relating to the Company’s allowance for loan losses. The allowance is maintained to absorb potential losses in the portfolio. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb future loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

TABLE 10—ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005
Balance at beginning of period	$3,411	$3,594	$4,762	$4,058	$4,212
Charge-offs:
Commercial and industrial	(206)	(69)	(140)	(39)	(93)
Commercial real estate	(616)	(155)	(826)	(195)	(27)
Real estate construction	—	—	—	—	—
Agricultural	(4)	—	(17)	(29)	(77)
Residential real estate	(172)	(124)	(123)	(148)	(178)
Installment	(425)	(530)	(658)	(806)	(1,133)
Other	—	—	—	—	—

Total charge-offs	(1,423)	(878)	(1,764)	(1,217)	(1,508)

Recoveries:
Commercial and industrial	18	22	39	55	39
Commercial real estate	18	50	118	94	89
Real estate construction	—	—	—	—	—
Agricultural	22	34	13	22	11
Residential real estate	36	32	76	37	40
Installment	144	157	215	383	400
Other	—	—	—	—	—

Total recoveries	238	295	461	591	579

Net charge-offs	(1,185)	(583)	(1,303)	(626)	(929)
Provision for loan losses	1,550	400	135	1,330	775

Balance at end of period	$3,776	$3,411	$3,594	$4,762	$4,058

Ratio of net charge-offs to average loans outstanding during the period	0.36%	0.17%	0.34%	0.15%	0.23%

Average loans outstanding	$332,287	$343,453	$385,370	$422,452	$407,766

The allowance is maintained to absorb losses in the portfolio. Management’s determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

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

Table 11 shows the allocation of the allowance for loan losses as of December 31, 2009. In 2009, more of the allowance was specifically allocated to the commercial real estate portfolio due to declining real estate values and increased uncertainties around the ability of certain borrowers to repay their mortgage loans, resulting in no unallocated balances at December 31, 2009.

TABLE 11—ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005
Commercial and industrial	$481	$194	$221	$989	$854
Commercial real estate	2,465	1,688	2,064	2,265	1,094
Real estate construction	3	4	3	36	59
Agricultural	112	39	20	44	20
Residential real estate	506	1,210	621	369	547
Installment	209	276	362	721	1,062
Unallocated	—	—	303	338	422

Total	$3,776	$3,411	$3,594	$4,762	$4,058

Percent of loans in each category to total loans
Commercial and industrial	14%	15%	17%	19%	20%
Commercial real estate	34	29	27	21	20
Real estate construction	2	2	3	5	2
Agricultural	7	8	7	5	5
Residential real estate	39	39	35	34	36
Installment	4	7	11	16	17
Other	0.	0	0	0	0

Total	100%	100%	100%	100%	100%

OTHER ASSETS

In September 2000, $10 million was used to purchase bank owned life insurance with a cash surrender value that increases tax-free at an adjustable rate. At December 31, 2009, the cash surrender value was $14.5 million. The intangible assets consisted of core deposit intangibles of $1,956,000, of which $1.2 million relates to the Community National acquisition and $3.8 million of goodwill. The core deposit intangibles are amortized over the expected life of the related core deposits, and the goodwill is tested annually for impairment.

In 2009 and 2008, no goodwill was expensed due to impairment of value. In both years, most publicly-traded financial institutions experienced a significant decline in the market value of their stock due to the global financial crisis, including the Company. Management considered the market value of the stock in evaluating goodwill impairment, but also evaluated the economic value of equity using discounted cash flows and recent acquisition prices for community-oriented banks. Both the economic value calculation and comparison with acquisition prices exceeded the book value of the Company, including the goodwill. As a result, management concluded no goodwill needed to be expensed due to impairment of value.

DEPOSITS

Table 12 presents a summary of period end deposit balances. Total deposits increased $120.7 million to $541.4 million at December 31, 2009 with $75.5 million attributable to the Community National acquisition. The remaining growth was in the Company’s demand, NOW, savings and money market accounts as consumers and businesses sought to keep funds more liquid. Excluding the Community National acquisition, demand deposits increased $7.4 million in 2009, with most of that growth in business checking accounts. NOW accounts grew $14.3 million in 2009, savings grew $7.3 million and money market accounts experienced the most significant growth of $33.9 million. The Company’s money market rates were higher than the cash management sweeps rates throughout the last half of 2009, and some customers moved funds from the cash management sweep program to the Company’s money market accounts. In addition, time deposits declined $17.5 million in 2009 as customers moved to shorter-term, more liquid deposits.

Throughout 2009 and 2008, the Federal Reserve Board maintained lower managed interest rates throughout the country. The accounts immediately affected by lower rates were NOW and money market accounts. For certificates of deposit, the decline in rates did not occur as quickly due to the timing of maturities. Additionally, other banks in some of our markets maintained higher rates to meet their liquidity needs. Although we experienced some loss in accounts due to higher competitive rates, the impact on our core deposits was minimal. Core deposits remained at 92.2% and 92.8% of total deposits at December 31, 2009 and 2008. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company had approximately $1.5 million of brokered deposits at December 31, 2009 through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS allows the Bank to offer FDIC insurance to local certificate customers in excess of the $250,000 limit through a national relationship with other banks. The amount of deposits currently from outside the Company’s market area is not significant.

TABLE 12—DEPOSITS

	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$89,827	17%	$65,969	16%	$59,804	14%
NOW	105,801	20	81,516	19	75,924	18
Savings	56,820	10	32,535	8	30,534	7
Money market	100,008	18	66,038	16	85,837	21
CD’s less than $100,000	146,648	27	142,730	34	137,964	33
CD’s $100,000 and over	42,318	8	31,940	7	30,191	7

Total	$541,422	100%	$420,728	100%	$420,254	100%

The following table sets forth the dollar amount of time deposits maturing in the periods indicated:

TABLE 13—MATURITY OF TIME DEPOSITS

(Dollars in thousands)

	$100,000 or More	Less than $100,000	Total
Three months or less	$10,368	$25,629	$35,997
Over 3 months to 6 months	4,263	19,447	23,710
Over 6 months to 12 months	7,661	36,244	43,905
Over twelve months	20,026	65,328	85,354

Total	$42,318	$146,648	$188,966

OTHER BORROWINGS

At December 31, 2009, the Bank had outstanding $29.5 million of total borrowings from the FHLB. Advances of $24.5 million have interest rates from 4.81% to 4.99% and are subject to restrictions or prepayment penalties. In addition, the FHLB has at its option the ability to convert $24.5 million of advances to variable rate three-month Libor advances. If the FHLB exercises this option, the Bank may repay the advances at interest rate reset dates with no penalty. In addition, the Bank has a $5.0 million advance at a fixed rate of interest of 2.82%, which matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment.

At December 31, 2009, the Company’s short-term borrowings consisted of $406,000 in treasury demand notes. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated:

TABLE 14—SHORT-TERM BORROWINGS

(Dollars in thousands)

	December 31,
	2009	2008	2007
Amount of short-term borrowings outstanding at end of period	$406	$1,693	$722
Maximum amount of short-term borrowings outstanding at any month end during period	$918	$1,777	$2,014
Average amount of short-term borrowings outstanding during period	$503	$675	$870
Weighted average interest rate of short-term borrowings during period	0.12%	1.31%	4.72%
Weighted average interest rate of short-term borrowings at end of period	0.00%	.12%	3.69%

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

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2009, NB&T Financial met all of its capital requirements with a total risk-based capital ratio of 16.87%, a Tier 1 risk-based capital ratio of 15.98%, and a Tier 1 leverage ratio of 12.15%. For further information regarding NB&T Financial’s capital, see Note 15 to the Financial Statements in Item 8 of this annual report.

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

The Company decided not to participate in the CPP.

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

The loan to deposit ratio at December 31, 2009, was 73.1%, compared to 79.9% at December 31, 2008. Loans to total assets were 61.0% at the end of 2009, compared to 64.1% at the same time last year. At December 31, 2009, the Company had $40.8 million in interest-bearing deposits, of which $19.1 million was held in fully-insured certificates of deposit with maturities laddered over ninety days to meet short-term funding needs. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 77.2% of the investment portfolio consists of mortgage-backed securities which provide monthly principal and interest cash flow. Approximately 35.1% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 92.2% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases or decreases in interest rates over one year. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. At December 31, 2009, simulation models were not performed for 100, 200 and 300 basis point decreases. Due to the current rate environment where the federal funds target rate is between 0% and .25%, the simulated rate decreases would not provide meaningful results. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as Table 16 indicates at December 31, 2009, the results of these simulations are within those guidelines.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	Year End 2009	ALCO Guideline	Year End 2009	ALCO Guideline
+ 300	-.95%	±10%	11.3%	±50%
+ 200	-.86	±10	8.9	±30
+ 100	-.33	±10	5.5	±15
- 100	NA	±10	NA	±15
- 200	NA	±10	NA	±30
- 300	NA	±10	NA	±50

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

Legislation has also been proposed that would effect a massive overhaul of the county’s financial services industry, changing the regulatory system and the activities in which financial institutions and their holding companies can engage. The likelihood of its passage, its final form and its effect on the industry and the Bank cannot be predicted.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2009. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Fair Value of Securities—The Company uses fair value measurements to value its securities. The Fair Value Measurements prescribed under the FASB Accounting Standards Codification. The ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Goodwill and Other Intangibles—The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition. In 2009, most publicly-traded financial institutions experienced a significant decline in the market value of their stock due to the global financial crisis, including the Company. Management considered the market value of the stock in evaluating goodwill impairment, but also evaluated the economic value of equity using discounted cash flows and recent acquisition prices for community-oriented banks. Both the economic value calculation and comparison with acquisition prices exceeded the book value of the Company, including the goodwill. As a result, management concluded no goodwill needed to be expensed due to impairment of value.

EFFECT OF RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued an update to the Financial Instruments Topic of the FASB Accounting Standards Codification, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. The updated standard is effective as of January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2009.

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

Effective October 10, 2008, and for prior periods, the FASB modified the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. The updated standard clarifies the application of fair value measurements, in a market that is not active. As of December 31, 2009, the Company was able to obtain all market values using the Level II hierarchy measurements adopted under this accounting standard.

In December 2007, the FASB issued an update to the Business Combinations Topic of the Codification, which changes accounting and reporting requirements for business acquisitions in fiscal years beginning on or after December 15, 2008. In general, the updated topic will require measuring and recognizing the business acquired at full acquisition-date fair value. This replaces the prior cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The updated standard also requires the direct costs of a business combination be recognized as expenses of the period in which they are incurred and no longer included in the measurement of the business acquired. In addition, under the prior standard, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. The updated standard requires the acquirer to recognize those costs separately from the business combination. For the acquisition of Community National, the standards of the Business Combinations Topic were applied.

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

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosure that an entity should make about events or transactions that occurred after the balance sheet date.

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

The updated standard is effective for financial statements issued for periods ending after June 15, 2009. For the year ending December 31, 2009, the Company did recognize an “other-than-temporary” impairment charge in accordance with the new standard.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2009.

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

/s/ John J. Limbert	/s/ Craig F. Fortin
President & Chief Executive Officer March 16, 2010	Chief Financial Officer March 16, 2010

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NB&T Financial Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 16, 2010

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2009 and 2008

(Dollars in Thousands)

	2009	2008
Assets
Cash and due from banks	$12,392	$10,705
Interest-bearing deposits	40,759	43,393
Federal funds sold	448	541

Cash and cash equivalents	53,599	54,639

Available-for-sale securities	142,424	87,908
Loans held for sale	274	169
Loans, net of allowance for loan losses of $3,776 and $3,411 at December 31, 2009 and 2008	391,772	332,605
Premises and equipment	20,455	16,452
Federal Reserve and Federal Home Loan Bank stock	9,847	9,362
Earned income receivable	3,053	3,042
Goodwill	3,825	3,825
Core deposits and other intangibles	1,956	880
Bank-owned life insurance	14,522	14,056
Other real estate owned	3,455	321
Other	4,158	1,582

Total assets	$649,340	$524,841

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$89,827	$65,969
Savings, NOW and money market	262,629	180,089
Time	188,966	174,670

Total deposits	541,422	420,728

Short-term borrowings	406	1,693
Long-term debt	39,810	39,810
Interest payable and other liabilities	3,217	3,819

Total liabilities	584,855	466,050

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	11,765	10,513
Retained earnings	55,390	55,004
Unearned employee stock ownership plan (ESOP) shares	(359)	(551)
Accumulated other comprehensive income	1,340	162
Treasury stock, at cost Common; 2009—408,262 shares, 2008—644,203 shares	(4,651)	(7,337)

Total stockholders’ equity	64,485	58,791

Total liabilities and stockholders’ equity	$649,340	$524,841

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2009, 2008 and 2007

(Dollars in Thousands, except per share amounts)

	2009	2008	2007
Interest and Dividend Income
Loans	$20,025	$22,894	$27,699
Securities
Taxable	4,344	3,089	2,209
Tax-exempt	948	1,425	1,653
Federal funds sold	—	232	744
Dividends on Federal Home Loan and Federal Reserve Bank stock	443	488	591
Deposits with financial institutions	156	700	51

Total interest and dividend income	25,916	28,828	32,947

Interest Expense
Deposits	5,405	8,279	12,223
Short-term borrowings	—	10	41
Long-term debt	2,070	2,064	2,012

Total interest expense	7,475	10,353	14,276

Net Interest Income	18,441	18,475	18,671
Provision for Loan Losses	1,550	400	135

Net Interest Income After Provision for Loan Losses	16,891	18,075	18,536

Noninterest Income
Trust income	882	937	939
Service charges on deposits	2,423	2,352	2,347
Other service charges and fees	1,330	1,063	976
Insurance agency commissions	2,201	2,252	2,400
Net realized gains on calls of available-for-sale securities	43	15	—
Income from bank owned life insurance	466	492	511
Gain on bargain purchase	1,807	—	—
Other-than-temporary losses on investments:
Total other-than-temporary losses	(588)	—	—
Portion of loss recognized in other comprehensive income (before taxes)	438	—	—

Net impairment losses recognized in earnings	(150)	—	—
Other	922	1,125	1,067

Total noninterest income	9,924	8,236	8,240

Noninterest Expense
Salaries and employee benefits	$11,233	$11,847	$11,584
Net occupancy expense	1,933	1,992	1,687
Equipment expense	1,459	1,639	1,541
Data processing fees	1,341	1,207	1,009
Professional fees	1,825	1,336	1,514
Marketing expense	623	511	546
Printing, postage and supplies	725	803	787
State franchise tax	772	786	751
FDIC insurance	879	99	53
Amortization of intangibles	167	225	474
Other	1,524	1,234	1,370

Total non-interest expense	22,481	21,679	21,316

Income Before Income Tax	4,334	4,632	5,460

Provision for Income Taxes	297	801	1,028

Net Income	$4,037	$3,831	$4,432

Basic Earnings Per Share	$1.28	$1.22	$1.39

Diluted Earnings Per Share	$1.28	$1.22	$1.39

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2009, 2008 and 2007

(Dollars in Thousands, except per share amounts)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2007	1,000	10,236	53,926	(952)	85	(6,072)	58,223
Comprehensive income
Net income			4,432				4,432
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					573		573

Total comprehensive income							5,005

Dividends on common stock, $1.12 per share			(3,548)				(3,548)
Purchase of stock (57,120 shares)						(1,176)	(1,176)
Tax benefit on stock options exercised		(2)					(2)
Stock options exercised		20				32	52
Stock options expense		119					119
ESOP shares earned	—	7	—	203	—	—	210

Balance, December 31, 2007	1,000	10,380	54,810	(749)	658	(7,216)	58,883
Comprehensive income
Net income			3,831				3,831
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(496)		(496)

Total comprehensive income							3,335

Dividends on common stock, $1.16 per share			(3,637)				(3,637)
Purchase of stock (9,436 shares)						(188)	(188)
Sale of treasury stock (5,871 shares)		13				67	80
Stock options expense		138					138
ESOP shares earned	—	(18)	—	198	—	—	180

Balance, December 31, 2008	$1,000	$10,513	$55,004	$(551)	$162	$(7,337)	$58,791
Comprehensive income
Net income			4,037				4,037
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					1,135		1,135
Change in unrealized depreciation on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes					43		43

Total comprehensive income							5,215

Dividends on common stock, $1.16 per share			(3,651)				(3,651)
Purchase of stock (1,665 shares)						(23)	(23)
Community National Corporation acquisition, treasury stock (237,606 shares)		1,164				2,709	3,873
Stock options expense		136					136
ESOP shares earned	—	(48)	—	192	—	—	144

Balance, December 31, 2009	$1,000	$11,765	$55,390	$(359)	$1,340	$(4,651)	$64,485

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(Dollars in Thousands)

	2009	2008	2007
Operating Activities
Net income	$4,037	$3,831	$4,432
Items not requiring (providing) cash:
Depreciation and amortization	1,570	1,762	1,843
Provision for loan losses	1,550	400	135
Amortization (accretion) of premiums and discounts on securities	110	(291)	(7)
Gain on bargain purchase	(1,807)
ESOP shares earned	192	198	203
Stock options expense	136	138	119
Deferred income taxes	(131)	190	345
Proceeds from sale of loans held for sale	15,048	5,093	12,568
Originations of loans held for sale	(15,042)	(3,617)	(13,676)
Gain from sale of loans	(111)	(142)	(251)
Gain on sale of fixed assets	—	(9)
Other-than-temporary impairment of available-for-sale securities	150
Net realized gains on available-for-sale securities	(43)	(15)	—
FHLB stock dividends	—	(339)	—
Changes in:
Interest receivable	227	246	387
Other assets	(2,914)	(768)	784
Interest payable and other liabilities	(2,387)	(452)	(118)

Net cash provided by operating activities	585	6,225	6,764

Investing Activities
Purchases of available-for-sale securities	(101,651)	(32,467)	(35,505)
Proceeds from maturities of available-for-sale securities	60,524	33,389	29,991
Purchase of Federal Reserve Bank stock	(5)
Net change in loans	(1,484)	21,164	51,155
Net cash acquired from acquisitions	1,772
Purchases of premises and equipment	(972)	(2,536)	(3,398)
Proceeds on sales of premises and equipment	—	9	3

Net cash provided by (used in) investing activities	(41,816)	19,559	42,246

Financing Activities
Net increase (decrease) in demand deposits, money market, now and savings accounts	$62,665	$(6,041)	$(11,309)
Net increase (decrease) in certificates of deposit	(17,513)	6,515	(21,705)
Net increase (decrease) in short-term borrowings	(1,287)	971	(2,142)
Issuance of long-term debt	—	5,000	10,000
Repayment of long-term debt	—	—	(12,000)
Proceeds from stock options exercised	—	—	52
Purchase of treasury stock	(23)	(188)	(1,176)
Sales of treasury stock	—	80
Dividends paid	(3,651)	(3,637)	(3,548)

Net cash provided (used) in financing activities	40,191	2,700	(41,828)

Increase (Decrease) in Cash and Cash Equivalents	(1,040)	28,484	7,182

Cash and Cash Equivalents, Beginning of Year	54,639	26,155	18,973

Cash and Cash Equivalents, End of Year	$53,599	$54,639	$26,155

Supplemental Cash Flows Information
Interest paid	$7,456	$10,525	$14,326
Income taxes paid (net of refunds)	450	714	768
Assets acquired in business combination	85,914	—	—
Liabilities assumed in business combination	76,671	—	—

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (“Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”) and NB&T Statutory Trust III (“Trust III”), and prior to June 25, 2007, NB&T Statutory Trust I. In accordance with the Consolidation topic of the FASB Accounting Standards Codification (ASC), Trust I and Trust III are not consolidated into these financial statements. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Butler Brown, Clermont, Clinton, Highland, Montgomery and Warren counties in Ohio. The Bank offers insurance products including property, casualty and life through its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“Agency”). The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash equivalents consisted primarily of interest-bearing accounts with the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati, certificates of deposit with other financial institutions through the CDARS network and non-interest bearing cash accounts with other financial institutions.

The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000. The increase in federally insured limits is currently set to expire December 31, 2013. At December 31, 2009, the Company’s interest-bearing cash accounts exceeded federally insured limits by $21,308,000. Of that amount, $21,057,000 was held at the Federal Reserve Bank and $103,000 was held at the Federal Home Loan Bank of Cincinnati.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Securities

The Company classifies all securities as available-for-sale securities, which are carried at fair value. The Company has no immediate plan to sell but may sell securities in the future. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are recorded on the trade date and are determined on the specific-identification method.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

As a result of this guidance, for available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Prior to the adoption of the recent accounting guidance on April 1, 2008, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Years Ended December 31, 2009, 2008 and 2007

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

Marketing Expenses

Marketing costs are expensed as incurred.

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 financial statement presentation. These reclassifications had no effect on net income.

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

At December 31, 2009, the Company held $133,545,000 in commercial real estate loans collateralized by commercial and development real estate predominantly in Clinton County and surrounding counties. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Company.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 2: Business Combination

On December 31, 2009, the Company acquired all outstanding shares of Community National Corporation (Community National), based in Franklin, Ohio. Under the terms of the merger agreement, shareholders of Community National holding of record more than 1,500 shares were entitled to elect cash compensation of $11.41 or 0.761 NBTF common shares, per share of Community National common stock. The elections were subject to a limitation that 50% of all Community National shares would be exchanged for cash and 50% would be exchanged for Company shares. Shareholders of Community National holding of record 1,500 or fewer shares were entitled to receive $11.41 in cash for each share of Community National common stock. In total, the Company paid $3.6 million cash and issued 237,607 shares of common stock at a market price of $16.30 per share on the acquisition date, totaling $3.9 million.

The Company engaged in the transaction in the expectation that it would realize increased profits through increasing its loans receivable and deposits and achieving efficiencies through economies of scale.

In 2009, the Company incurred $367,000 of third-party acquisition-related costs. The expenses are included in professional fees and other expense in the Company’s consolidated statement of income for the year ended December 31, 2009.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations topic of the FASB Accounting standards codification (ASC). The statement of net assets acquired as of December 31, 2009, purchase price and the computation of negative goodwill related to the merger are presented in the table below. The assets and liabilities of Community National were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The pro forma consolidated condensed statements of income for the Company and Community National for the years ended December 31, 2009 and 2008, are also presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Statement of Net Assets Acquired (at fair value)

ASSETS		Purchase Price and Gain on Purchase
Cash and cash equivalents	$5,335	Purchase price:
Securities	11,821	Value of common shares	$3,873
Loans	59,233	Cash	3,562

Core deposit intangible	1,243	Total purchase price	7,435

Other assets	8,282	Allocation of purchase price:

Total assets	85,914	CNC tangible shareholder’s equity	8,177

		Adjustments to reflect assets acquired and liabilities assumed at fair value:
		Securities	(110)

LIABILITIES
Deposits	75,542	Loans	(57)
Other liabilities	1,130	Premises & equipment	442

Total liabilities	76,672	Intangible assets	1,045

		Other assets	517
Net assets acquired	$9,242	Deposits	(274)

		Other liabilities	(498)

		Fair value of net assets acquired	9,242

		Gain on bargain purchase	$(1,807)

The fair value of the loans acquired, excluding those considered impaired under the Receivables topic of the FASB ASC, is $55,630,000. The gross amount due under the contracts is $57,660,000, of which $1,972,000 is expected to be uncollectible. The fair value of impaired loans acquired is outlined in Note 5.

	Pro Forma Year Ended December 31, 2009	Pro Forma Year Ended December 31, 2008
Interest income	$31,102	$35,484
Interest expense	8,807	13,153

Net interest income	22,295	22,331
Provision for loan losses	2,060	1,700
Non-interest income	11,150	10,528
Non-interest expenses	27,839	28,641

Income before income taxes	3,546	2,518
Income taxes	335	760

Net income	$3,211	$1,758

The proforma consolidated condensed statements of income do not reflect any adjustments to Community National’s historical provision for loan losses and goodwill impairment charges.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 3: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2009 was $500,000.

Note 4: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2009:
U.S. government sponsored entities	$14,633	$10	$(17)	$14,626
Mortgage-backed securities:
U.S. Government sponsored entities-residential	95,298	2,083	(220)	97,161
Private label-residential	13,030	364	(623)	12,771
State and political subdivisions	17,431	438	(3)	17,866

	$140,392	$2,895	$(863)	$142,424

December 31, 2008:
U.S. government sponsored entities	$10,576	$137	$—	$10,713
Mortgage-backed securities:
U.S. Government sponsored entities-residential	44,463	717	(62)	45,118
Private label-residential	8,467	—	(988)	7,479
State and political subdivisions	24,156	476	(34)	24,598

	$87,662	$1,330	$(1,084)	$87,908

The amortized cost and fair value of securities available for sale at December 31, 2009, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$13,585	$13,574
One to five years	4,662	4,861
Five to ten years	5,761	5,938
After ten years	8,055	8,119

	32,063	32,492
Mortgage-backed securities	108,329	109,932

Totals	$140,392	$142,424

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $49,966,000 at December 31, 2009, and $30,866,000 at December 31, 2008.

Gross gains of $43,000 were realized on premium calls of approximately $2,000,000 in municipal bonds in 2009. In addition, there was a write down on one collateral mortgage obligation of $150,000 due to an other than temporary impairment charge. Gross gains of $15,000 were realized on premium calls of approximately $1,600,000 in municipal bonds in 2008.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2009
U.S. Government sponsored entity notes	$9,517	$(17)	$—	$—	$9,517	$(17)
Mortgage-backed securities:
U.S. Government sponsored entities-residential	11,632	(220)	—		11,632	(220)
Private label-residential	10,485	(90)	2,286	(533)	12,771	(623)
Municipals	1,008	(3)	—	—	1,008	(3)

Total Securities	$32,642	$(330)	$2,288	$(533)	$34,930	$(863)

December 31, 2008
U.S. Government sponsored entity notes	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
U.S. Government sponsored entities-residential	6,267	(58)	1,685	(5)	7,952	(63)
Private label-residential	7,479	(987)	—	—	7,479	(987)
Municipals	3,215	(34)	—	—	3,215	(34)

Total Securities	$16,961	$(1,079)	$1,685	$(5)	$18,646	$(1,084)

The unrealized losses of $533,000 includes an unrealized loss of $438,000 on one private label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. While the security continues to pay as expected, based on management’s review of the underlying collateral performance and estimate of projected future cash flows, the bank recognized a $150,000 other than temporary impairment charge. The remaining unrealized loss of $95,000 relates to one other private-label collateralized mortgage obligation which continues to pay as expected and has not been downgraded by any rating agency. The unrealized loss is not deemed by management to be other-than-temporary.

Other-than-temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment model.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities. While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities. For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary. The most significant inputs are the following:

•	Default Rate

•	Severity

•	Prepayments

Other inputs may include the actual collateral attributes, which include geographic concentrations, credit ratings and other performance indicators of the underlying asset.

To determine if the unrealized loss for private label mortgage-backed securities is other-than-temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluates the current credit enhancement underlying the bond to determine the impact on cash flows. If the Company determines that a given mortgage-backed security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

For those securities for which an other-than-temporary impairment was determined to have occurred as of December 31, 2009 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at December 31, 2009.

	Default Rate	Severity
Alt-A	35.2%	45.0%

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated Credit Losses 2009
Credit losses on debt securities held
Beginning of year	$0
Additions related to other-than-temporary losses not previously recognized	(150)

End of year	$(150)

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 5: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2009	2008
Commercial and industrial	$58,013	$52,490
Agricultural	28,130	26,265
Real estate construction	6,732	6,064
Commercial real estate	133,545	96,755
Residential real estate	153,172	130,091
Consumer	15,995	24,440

Total loans	395,587	336,105
Less: Net deferred loan fees, premiums and discounts	(39)	(89)
Allowance for loan losses	(3,776)	(3,411)

Net loans	$391,772	$332,605

Activity in the allowance for loan losses was as follows (thousands):

	2009	2008	2007
Balance, beginning of year	$3,411	$3,594	$4,762
Provision charged to expense	1,550	400	135
Recoveries of previous charge-offs	238	295	461
Losses charged off	(1,423)	(878)	(1,764)

Balance, end of year	$3,776	$3,411	$3,594

Impaired loans totaled $9,990,000 and $2,190,000 at December 31, 2009 and 2008, respectively. An allowance for loan losses of $1,635,000 and $474,000 relates to impaired loans of $9,200,000 and $1,688,000, at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, impaired loans of $790,000 and $502,000 had no related allowance for loan losses. Interest of $232,000 and $18,000 was earned on average impaired loans during 2009 and 2008, respectively. Interest of $236,000 and $135,000 was recognized, on a cash basis only, on average impaired loans of $3,668,000 and $2,177,000 for 2009 and 2008. At December 31, 2009 and 2008, respectively, there were $19,000 and $200,000 of accruing loans delinquent 90 days or more. Non-accruing loans at December 31, 2009 and 2008 were $6,857,000 and $2,982,000, respectively. As of December 31, 2009, troubled debt restructurings were as follows:

	Loan Balances	Loan Balances Performing Under New Modified Terms
Commercial real estate	$949	$—
Residential real estate	256	256

Total	$1,205	$256

The Company has loans that were acquired in a transfer on December 31, 2009, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. ASC 310-30 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Loans within the scope of this accounting standard are initially recorded at fair value. The process of estimating fair value involves estimating the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest. Under this accounting standard, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan in situations where there is reasonable expectation about the timing and amount of cash flows collected. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of non-accretable discount (or allowance for loan losses to the extent any had been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the impaired loan portfolio at its carrying amount. Loans subject to this accounting standard are written down to an amount estimated to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans. If a loan, or a pool of loans, deteriorates post acquisition a provision for loan losses is recorded. Acquired loans subject to this accounting standard are also excluded from the disclosure of loans 90 days or more past due and still accruing interest. Even though substantially all of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31, 2009. The amounts are as follows:

Commercial	$4,278
Consumer	427

Outstanding balance	$4,705

Carrying amount, net of discount of $208	$3,563

Accretable yield	$169

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2008	$—
Additions	169
Accretion	—
Reclassification from nonaccretable difference	—
Disposals	—

Balance at December 31, 2009	$169

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Loans acquired during 2009 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

2009
Contractually required payments receivable at acquisition:
Commercial	$6,539
Consumer	870

Subtotal	$7,409

Cash flows expected to be collected at acquisition	$4,215

Basis in acquired loans at acquisition	$3,563

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows (thousands):

	2009	2008
Land	$4,784	$3,383
Buildings and improvements	19,307	16,389
Leasehold improvements	420	420
Equipment	15,182	14,122

	$39,693	$34,314
Less accumulated depreciation and amortization	(19,238)	(17,862)

Net premises and equipment	$20,455	$16,452

Note 7: Operating Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $77,000, $85,000, and $85,000 for years 2009, 2008, and 2007, respectively. The minimum future lease payments for each of the next five years are as follows: (Thousands)

2010	$78
2011	78
2012	81
2013	45
2014	36

Note 8: Goodwill

All goodwill is allocated to the banking segment of the business and totaled $3,825,000 at December 31, 2009 and 2008.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 9: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2009 and 2008, were (thousands):

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits	$4,235	$(2,936)	$2,992	$(2,886)
Other	2,061	(1,404)	2,061	(1,287)

	$6,296	$(4,340)	$5,053	$(4,173)

Amortization expense for the years ended December 31, 2009 and 2008, was $167,000 and $225,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2010	$343
2011	281
2012	231
2013	178
2014	133

Note 10: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $42,318,000 on December 31, 2009, and $31,940,000 on December 31, 2008. At December 31, 2009, the scheduled maturities of time deposits were as follows (thousands):

2010	$103,612
2011	43,505
2012	27,434
2013	11,471
2014	686
Thereafter	2,258

$188,966

Included in time deposits at December 31, 2009 and 2008 were $1,527,000 and $13,730,000, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC insurance limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow the Company to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 11: Short-Term Borrowings

Short-term borrowings included the following (thousands):

	2009	2008
U. S. Treasury demand notes	$406	$1,693

Note 12: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2009	2008
Federal Home Loan Bank Advances	$29,500	$29,500
Junior subordinated debentures	10,310	10,310

Total	$39,810	$39,810

The Federal Home Loan Bank advances are secured by mortgage loans totaling $90,994,000 at December 31, 2009. Advances totaling $24.5 million, at interest rates from 4.81 to 4.99 percent, are subject to restrictions or penalties in the event of prepayment. In addition, the Federal Home Loan Bank has at its option the ability to convert these advances to variable rate three-month Libor advances. If the Federal Home Loan Bank exercises this option, the Bank may repay the advance at interest rate reset dates with no penalty. These outstanding Federal Home Loan Bank advances mature in 2011. In addition, the Bank has a $5.0 million advance at a fixed rate of interest of 2.82%, which matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment.

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

As of December 31, 2009 and December 31, 2008, the outstanding principal balance of the Capital Securities was $10,000,000. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 13: Income Taxes

The provision for income taxes includes these components (thousands):

	2009	2008	2007
Taxes currently payable	$428	$611	$683
Deferred income taxes	(131)	190	345

Income tax expense	$297	$801	$1,028

A reconciliation of income tax expense at the statutory rate to actual income tax expense is shown below (thousands):

	2009	2008	2007
Computed at the statutory rate (34%)	$1,473	$1,575	$1,857
Increase (decrease) resulting from
Tax exempt interest	(312)	(439)	(499)
ESOP dividend	(186)	(190)	(184)
Bank owned life insurance	(158)	(167)	(174)
Negative goodwill	(614)	—	—
Acquisition costs	100	—	—
Other	(6)	22	28

Actual tax expense	$297	$801	$1,028

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2009	2008
Deferred tax assets
Allowance for loan losses	1,187	1,050
Accruals not currently deductible	416	328
AMT credit carry forward	1,184	1,003
Nonaccrual loan interest collected	53	60
Stock options not currently deductible	71	53
OREO expenses not currently deductible	113	—
Other-than-temporary impairment charge	51	—
Non-taxable purchase accounting adjustments	192	—
Other	7	1

	$3,274	$2,495

Deferred tax liabilities
Deferred loan costs	(157)	(107)
Depreciation	(585)	(303)
FHLB stock dividends	(1,453)	(1,423)
Prepaid assets currently deductible	(120)	(92)
Unrealized gains on available-for-sale securities	(690)	(83)
Bad debt recapture	(328)	—
Intangible asset amortization	(82)	(98)

	(3,415)	(2,106)

Net deferred tax asset (liability)	$(141)	$389

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 14: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

The Revenue Recognition topic of the FASB ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Note 15: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	2009	2008	2007
Unrealized gains (losses) on securities available for sale	$1,720	$(736)	$870
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(85)	—	—
Reclassification for realized amount included in income	150	—	—

Other comprehensive income (loss), before tax effect	1,785	(751)	870
Tax expense (benefit)	607	(255)	297

Other comprehensive income (loss)	$1,178	$(496)	$573

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2009	2008	2007
Net unrealized gain on available-for-sale securities	$2,468	$245	$997
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(438)	—	—

	2,030	245	997
Tax effect	690	83	339

Net-of-tax amount	$1,340	$162	$658

Note 16: Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the Company met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain capital ratios as set forth in the table.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table (thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$71,802	16.87%	$34,057	8.0%	N/A	N/A
Bank	67,166	15.79	34,022	8.0	$42,527	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	68,026	15.98	17,029	4.0	N/A	N/A
Bank	63,390	14.91	17,011	4.0	25,516	6.0
Tier I Capital to Average Assets:
Consolidated	68,026	12.15	22,391	4.0	N/A	N/A
Bank	63,390	11.38	22,280	4.0	27,851	5.0
As of December 31, 2008
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$67,338	18.80%	$28,649	8.0%	N/A	N/A
Bank	59,489	16.66	28,568	8.0	$35,710	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	63,927	17.85	14,324	4.0	N/A	N/A
Bank	56,078	15.70	14,284	4.0	21,426	6.0
Tier I Capital to Average Assets:
Consolidated	63,927	12.21	20,935	4.0	N/A	N/A
Bank	56,078	10.72	20,931	4.0	26,164	5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2009, approximately $739,000 in retained earnings were available for dividend declaration without prior regulatory approval.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 17: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2009	2008
Balance, January 1	$2,685	$4,601
New loans	790	871
Payments	(888)	(2,787)

Balance, December 31	$2,587	$2,685

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

Deposits from related parties held by the Bank at December 31, 2009 and 2008 totaled $850,000 and $695,000 respectively.

Note 18: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2009, 2008 and 2007 were $183,000, $174,000 and $192,000, respectively.

Also, the Bank has a deferred compensation agreement with one retired officer. The agreement provides level monthly or annual payments ranging for twenty years after retirement. The charge to expense for the agreement was $50,000, $52,000 and $53,000 for 2009, 2008 and 2007, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.5% discount factor.

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of borrowings from the Company. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with the Compensation-Stock Compensation topic of the FASB ASC. As shares are released from collateral, the Company reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $144,000, $180,000 and $210,000 for years 2009, 2008 and 2007, respectively. The ESOP shares as of December 31 were as follows:

	2009	2008
	Total Shares	Total Shares
Allocated shares	418,673	482,880
Committed to be released	—	—
Unearned shares	19,143	28,717

Total ESOP shares	437,816	511,597

Fair value of unearned shares at December 31	$312,000	$416,000

Note 19: Stock Option Plan

The Company adopted a new Equity Plan in 2006, which is shareholder approved, and permits the Company to grant options, restricted stock or stock appreciation rights of up to 270,000 shares of common stock. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have a ten-year contractual term. The previous plan, which was terminated in 2006, still has options to purchase 84,500 shares outstanding at December 31, 2009. These options vest over five years. Certain option and share awards provide for an exchange of unvested options for a cash payment or shares of stock if there is a change in control (as defined in the Plan). The compensation cost for the stock option expense recognized in 2009, 2008 and 2007 was calculated for all grants based on the grant date’s fair value and totaled $136,000, $138,000 and $119,000, respectively. The related tax benefit for 2009, 2008 and 2007 was $46,000, $47,000 and $40,000.

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

	2009		2008		2007
Expected volatility	48.5 – 48.9%		27.7% – 27.8%		24.7% – 25.1%
Weighted-average volatility	48.84%		27.74%		24.94%
Expected dividends	7.00%		6.06% – 6.23%		5.21% – 5.46%
Expected term (in years)	6.0		6.0		6.0
Risk-free rate	2.35% – 2.53%		3.13% – 3.30%		4.53% – 4.64%
Weighted-average fair value of options granted during the year	$3.7	2	$2.6	9	$3.4	3

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	224,500	$21.81
Granted	53,000	15.68
Exercised	—	—
Forfeited or expired	(7,500)	24.96

Outstanding, end of year	270,000	$20.52	6.57	$32,900

Exercisable, end of year	169,654	$22.28	5.25	$—

There were no options exercised in 2009 or 2008. The total intrinsic value of options exercised during the year ended December 31, 2007 was $10,000. As of December 31, 2009, there was $243,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Note 20: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except share and per share amounts):

	2009	2008	2007
Basic earnings per share:
Net income	$4,037	$3,831	$4,432

Weighted average common shares outstanding	3,154,093	3,143,055	3,188,298
Basic earnings per share	$1.28	$1.22	$1.39

Diluted earnings per share:
Net income	$4,037	$3,831	$4,432

Weighted average common shares outstanding	3,154,093	3,143,055	3,188,298
Effect of dilutive securities—stock options	—	310	1,364

Average shares and dilutive potential common shares	3,154,093	3,143,365	3,189,662

Diluted earnings per share	$1.28	$1.22	$1.39

As of December 31, 2009, options to purchase 270,000 shares of common stock at $15.00 to $30.50 per share were outstanding, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common share.

As of December 31, 2008, options to purchase 224,500 shares of common stock at $17.25 to $30.50 per share were outstanding, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common share.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Options to purchase 181,000 shares of common stock at $20.50 to $30.50 per share were outstanding at December 31, 2007, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Note 21: Disclosures about Fair Value of Financial Instruments

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

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$53,599	$53,599	$54,639	$54,639
Available-for-sale securities	142,424	142,424	87,908	87,908
Loans including loans held for sale, net	392,046	397,425	332,774	339,502
Stock in FRB and FHLB	9,847	9,847	9,362	9,362
Earned income receivable	3,053	3,053	3,042	3,042
Financial liabilities
Deposits	541,422	543,226	420,728	423,452
Short-term borrowings	406	406	1,693	1,693
Long-term debt	39,810	41,173	39,810	41,381
Interest payable	488	488	469	469

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2009 and 2008. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2009 and 2008 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2009 and 2008, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2009 and 2008, the fair value of commitments was not material.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 22: Commitments and Credit Risk

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

At December 31, 2009 and 2008, the Bank had outstanding commitments to originate business loans aggregating approximately $7.7 million and $500,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $3.2 million and $0 at December 31, 2009 and 2008 respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $2,491,000 and $4,075,000, at December 31, 2009 and 2008, respectively, with terms ranging from 30 days to 2 years.

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

Total mortgage loans in the process of origination amounted to $260,000 and $488,000, all with fixed rate commitments, at December 31, 2009 and 2008. There were $274,000 and $169,000 mortgage loans held for sale at December 31, 2009 and 2008.

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

At December 31, 2009, the Bank had granted unused lines of credit to borrowers aggregating approximately $31,149,000 and $35,552,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2008, the Bank had granted unused lines of credit to borrowers aggregating approximately $24,456,000 and $21,310,000 for commercial lines and open-end consumer lines, respectively.

The Bank had $448,000 in Federal Funds sold invested at US Bank and Key Bank.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 23: Fair Value Measurements

Effective January 1, 2008, the Company adopted the Fair Value Measurements prescribed under the FASB Accounting Standards Codification. The ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurements have been applied prospectively as of the beginning of the period.

The ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008 (See fair values by type of security in Note 4):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Available-for-sale securities	$142,424	$—	$142,424	$—

December 31, 2008:
Available-for-sale securities	$87,908	$—	$87,908	$—

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired Loans

At December 31, 2009 and 2008, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. As of December 31, 2009, three impaired loans of approximately $549,000 are secured by accounts receivable and equipment. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008. The values below only represent those assets with a change in their fair value estimate since the previous year end.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Impaired loans	$7,565	$—	$—	$7,565
Other real estate owned	3,405	—	—	3,405

December 31, 2008:
Impaired loans	$1,214	$—	$—	$1,214
Other real estate owned	—	—	—	—

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

Condensed Balance Sheets

	2009	2008
Assets
Cash and due from banks	$4,492	$7,285
Investment in common stock of banking subsidiary	69,849	60,365
Investment in nonbanking subsidiary	429	407
Due from bank subsidiary	144	—
Other assets	923	2,015

Total assets	$75,837	$70,072

Liabilities
Long-term debt	$10,310	$10,310
Other liabilities	1,042	971

Total liabilities	11,352	11,281
Stockholders’ Equity	64,485	58,791

Total liabilities and stockholders’ equity	$75,837	$70,072

Condensed Statements of Income

	2009	2008	2007
Income
Dividends from banking subsidiary	$4,000	$4,200	$3,300

Total income	4,000	4,200	3,300

Expenses
Interest expense	730	729	744
Acquisition costs	346
Directors fees	61	62	62
Amortization of loan costs	—	—	115
Other expenses	81	54	51

Total expenses	1,218	845	972

Income Before Income Tax and Equity in Undistributed Income of Banking Subsidiary	2,782	3,355	2,328
Income Tax Benefit	(494)	(463)	(509)

Income Before Equity in Undistributed Income of Banking Subsidiary	3,276	3,818	2,837
Equity in Undistributed Income of Banking Subsidiary	739	(9)	1,574
Equity in Undistributed Income of Nonbanking Subsidiary	22	22	21

Net Income	$4,037	$3,831	$4,432

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Condensed Statements of Cash Flows

	2009	2008	2007
Operating Activities
Net income	$4,037	$3,831	$4,432
Items not requiring (providing) cash	406	814	(1,782)

Net cash provided by operating activities	4,443	4,645	2,650

Investing Activities
Net cash paid for acquisitions	(3,562)	—	—

Net cash required for investing activities	(3,562)	—	—

Financing Activities
Cash dividends paid	(3,651)	(3,637)	(3,548)
Proceeds from stock options exercised	—	—	52
Purchase of treasury stock	(23)	(188)	(1,176)
Sale of treasury stock	—	80	—
Issuance of long-term debt	—	—	10,000
Repayment of long-term debt	—	—	(8,000)

Net cash used in financing activities	(3,674)	(3,745)	(2,672)

Net Change in Cash and Cash Equivalents	(2,793)	900	(22)
Cash and Cash Equivalents at Beginning of Year	7,285	6,385	6,407

Cash and Cash Equivalents at End of Year	$4,492	$7,285	$6,385

Note 25: Subsequent Events

Subsequent events have been evaluated through March 16, 2010, which is the date the financial statements were issued.

On January 8, 2010, the Company completed a sale of NB&T Insurance Agency, Inc. to long-term officers of NB&T Insurance Agency, Inc. The transaction was a cash sale in which NB&T Insurance Group received cash in exchange for all of the outstanding common shares of the agency and resulted in a gain, net of taxes, of approximately $924,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2009, that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2009, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this annual report is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the Proxy Statement under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS-Executive Officers” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.

The Board of Directors has determined that Audit Committee Member, Charles L. Dehner, is an “audit committee financial expert,” as defined in 17 C.F.R. Section 229.407(d)(5), and that he is “independent” under the applicable rules of The NASDAQ Stock Market LLC.

The NB&T Financial Group, Inc. has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer and others. The Code of Ethics is posted on the registrant’s web site at www.nbtdirect.com. Amendments to the Code of Ethics and waivers of the provisions of the Code of Ethics will also be posted on the registrant’s web site.

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

Item 14. Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “PROPOSAL 2: RATIFICATION OF THE SELECTION OF BKD, LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Financial Statement Schedules—None

(b)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.0	Agreement and Plan of Merger dated as of June 30, 2009, by and between NB&T Financial Group, Inc., and Community National Corporation, and Amendment thereto.

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith

10.4*	National Bank & Trust Incentive Plan

10.5*	Stock Option Award Agreement for John J. Limbert

10.6*	Severance Agreement for Craig F. Fortin

10.7*	Severance Agreement for Stephen G. Klumb

10.8*	Employment Agreement with John J. Limbert

10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan

10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert

10.11*	First Amendment to Employment Agreement with John J. Limbert

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and Stephen G. Klumb

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option)-for awards beginning 4/23/08

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards—for awards prior to 4/23/08

10.16*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options—for awards prior to 4/23/08

21	Subsidiaries of NB&T Financial Group, Inc.

EXHIBIT NUMBER	DESCRIPTION

23	Consent of Independent Accountants—BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.2	Proxy Statement for 2010 annual meeting of shareholders

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/s/ JOHN J. LIMBERT
John J. Limbert
President and Chief Executive Officer
March 16, 2010		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CRAIG F. FORTIN	By	/s/ JOHN J. LIMBERT
	Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		John J. Limbert President, Chief Executive Officer and a Director
Date: March 16, 2010		Date: March 16, 2010

By	/s/ TIMOTHY L. SMITH	By	/s/ G. DAVID HAWLEY
	Timothy L. Smith Director		G. David Hawley Director
Date: March 16, 2010		Date: March 16, 2010

By	/s/ S. CRAIG BEAM	By	/s/ BROOKE WILLIAMS JAMES
	S. Craig Beam Director		Brooke Williams James Director
Date: March 16, 2010		Date: March 16, 2010

By	/s/ ROBERT A. RAIZK	By	/s/ CHARLES L. DEHNER
	Robert A. Raizk Director		Charles L. Dehner Director
Date: March 16, 2010		Date: March 16, 2010

By	/s/ DANIEL A. DIBIASIO	By	/s/ D. JEFFERY LYKINS
	Daniel A. DiBiasio Director		D. Jeffery Lykins Director
Date: March 16, 2010		Date: March 16, 2010

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
2.0	Agreement and Plan of Merger dated as of June 30, 2009, by and between NB&T Financial Group, Inc., and Community National Corporation, and Amendment thereto.	Incorporated by reference to Annex A to Prospectus/Proxy Statement in Registration Statement on Form S-4 filed by the registrant on October 10, 2009.

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003, Exhibit A (File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 31, 2003 (File No. 000-23134)

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-1 filed by registrant on July 2, 1993 (Registration No. 33-65608), Exhibit 10.1

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1 (File No. 000-23134)

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2 (File No. 000-23134)

10.4*	National Bank & Trust Incentive Plan	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 27, 2006, Exhibit 99.1 (File No. 000-23134)

10.5*	Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on May 11, 2006, Exhibit 10.4 (File No. 000-23134)

10.6*	Severance Agreement for Craig F. Fortin	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.2 (File No. 000-23134)

10.7*	Severance Agreement for Stephen G. Klumb	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.3 (File No. 000-23134)

10.8*	Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Form 8-K filed on November 23, 2007, Exhibit 1 (File No. 000-23134)

10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.9 (File No. 000-23134)

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.10 (File No. 000-23134)

10.11*	First Amendment to Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.11 (File No. 000-23134)

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and Stephen G. Klumb	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.12 (File No. 000-23134)

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.13 (File No. 000-23134)

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.14 (File No. 000-23134)

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards—for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 10-Q filed on November 13, 2006

10.16*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options—for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 8-K filed on April 28, 2006

21	Subsidiaries of NB&T Financial Group, Inc.	Included herewith

23	Consent of Independent Accountants—BKD, LLP	Included herewith

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	Included herewith

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith

99.2	Proxy Statement for 2010 annual meeting of shareholders	Incorporated by reference to the registrant’s definitive proxy statement to be filed on or before March 30, 2010.

*	Indicates a management contract or compensatory plan or arrangement.