Form 10-Q
period 2010-03-31
NB&T FINANCIAL GROUP INC
filed 2010-05-14
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from /to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 3, 2010, 3,410,674 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2010 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$10,128	$12,392
Interest-bearing deposits	59,709	40,759
Federal funds sold	420	448

Cash and cash equivalents	70,257	53,599

Securities - available-for-sale	152,537	142,424
Loans held for sale	300	274
Loans, net of allowance for loan losses of $3,644 and $3,776	428,427	391,772
Premises and equipment	20,270	20,455
Federal Reserve and Federal Home Loan Bank stock	10,021	9,847
Earned income receivable	2,947	3,053
Goodwill	3,625	3,825
Core deposits and other intangibles	1,580	1,956
Bank-owned life insurance	14,638	14,522
Other real estate owned	4,137	3,455
FDIC loss share receivable	3,309
Other assets	5,174	4,158

Total assets	$717,222	$649,340

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$93,253	$89,827
Savings, NOW and Money Market	284,327	262,629
Time	220,224	188,966

Total deposits	597,804	541,422

Short-term borrowings	505	406
Long-term debt	39,810	39,810
Interest payable and other liabilities	9,226	3,217

Total liabilities	647,345	584,855

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	11,792	11,765
Retained earnings	60,011	55,390
Unearned employee stock ownership plan (ESOP) shares	(311)	(359)
Accumulated other comprehensive income	2,036	1,340
Treasury stock; 408,276 shares – 2010 and 408,262 shares – 2009	(4,651)	(4,651)

Total stockholders’ equity	69,877	64,485

Total liabilities and stockholders’ equity	$717,222	$649,340

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2010	2009
	(Unaudited)
Interest and Dividend Income
Loans	$6,010	$5,037
Securities-taxable	1,146	897
Securities-tax-exempt	161	277
Federal funds sold and other	32	70
Dividends on Federal Home Loan and Federal Reserve Bank stock	114	109

Total interest and dividend income	7,463	6,390

Interest Expense
Deposits	1,333	1,440
Long-term debt	513	513

Total interest expense	1,846	1,953

Net Interest Income	5,617	4,437

Provision for Loan Losses	435	250

Net Interest Income After Provision for Loan Losses	5,182	4,187

Non-interest Income
Trust income	227	212
Service charges and fees	1,048	795
Insurance agency commissions	—	638
Gain on bargain purchase	7,572	—
Gain on sale of insurance agency	1,390	—
Other-than-temporary losses on investments:
Total other-than-temporary losses	(423)	—
Portion of loss recognized in other comprehensive income (before taxes)	373	—

Net impairment losses recognized in earnings	(50)	—
Other income	412	289

Total non-interest income	10,599	1,934

Non-interest Expense
Salaries and employee benefits	4,412	2,875
Net occupancy expense	639	502
Equipment and data processing expense	793	724
FDIC Insurance	182	348
Professional fees	520	110
Marketing expense	158	196
State franchise tax	194	177
Amortization of intangibles	86	43
Other	512	413

Total non-interest expense	7,496	5,388

Income Before Income Tax	8,285	733
Provision for Income Taxes	2,680	74

Net Income	$5,605	$659

Basic Earnings Per Share	$1.65	$.21

Diluted Earnings Per Share	$1.65	$.21

Dividends Declared Per Share	$.29	$.29

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended, March 31
(Dollars in thousands)	2010	2009
	(Unaudited)
Operating Activities
Net income	$5,605	$659
Items not requiring (providing) cash
Depreciation and amortization	431	439
Provision for loan losses	435	250
Amortization of premiums and discounts on securities	341	(36)
Other-than-temporary impairment of securities	50	—
Gain on bargain purchase	(7,572)	—
Gain on sale of insurance agency	(1,390)	—
Net change in:
Loans held for sale	(26)	(388)
Other assets and liabilities	4,513	(1,489)

Net cash provided by (used in) operating activities	2,387	(565)

Investing Activities
Purchases of available-for-sale securities	(61,279)	(26,496)
Proceeds from maturities of available-for-sale securities	51,829	7,567
Net change in loans	5,125	9,590
Purchase of Federal Reserve Bank stock	(174)
Net cash from acquisition, including $9,493 of proceeds from FDIC	25,821	—
Proceeds from sale of insurance agency	2,276	—
Purchase of premises and equipment	(153)	(292)

Net cash provided by (used in) investing activities	23,445	(9,631)

Financing Activities
Net change in:
Deposits	(8,289)	5,191
Short-term borrowings	99	(861)
Purchase of treasury shares	—	(23)
Cash dividends	(984)	(912)

Net cash provided by (used in) financing activities	(9,174)	3,395

Increase (Decrease) in Cash and Cash Equivalents	16,658	(6,801)

Cash and Cash Equivalents, Beginning of Year	53,599	54,639

Cash and Cash Equivalents, End of Period	$70,257	$47,838

Supplemental Cash Flows Information
Interest paid	$1,827	$1,946
Income taxes paid (net of refunds)	20	33
Assets acquired in business combination	72,313	—
Liabilities assumed in business combination	67,316	—

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

The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of March 31, 2010, and December 31, 2009, and the results of its operations and cash flows for the three-month periods ended March 31, 2010 and 2009. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission.

Note 2: Business Combination

On March 19, 2010, the Company acquired through its subsidiary, The National Bank and Trust Company (“NB&T”), the banking operations of American National Bank (“American National”), based in Parma, Ohio, under a Purchase and Assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). The Office of the Comptroller of the Currency declared American National closed and appointed the FDIC as receiver. NB&T did not pay the FDIC a premium for the deposits of American National. In addition to assuming all of the deposits of the failed bank, NB&T agreed to purchase essentially all of the assets. The book value of the net assets of American National were acquired from the FDIC at a $10.0 million discount. The acquisition did not include the mortgage servicing business conducted by American National by its division Leader Financial Services. The FDIC and NB&T entered into a loss-share transaction on $48.2 million of American National assets. NB&T will share in the losses on the asset pools covered under the loss-share agreement. Under the loss-share agreement, NB&T shares in 20% of losses for the first $8.0 million in losses and 5% for any losses in excess of $8.0 million.

The Company engaged in the transaction in the expectation that it would realize increased profits through increasing its loans receivable and deposits within a new market area.

During the quarter, the Company incurred $103,000 of third-party acquisition-related costs. The expenses are included in professional fees in the Company’s condensed consolidated statement of income for the quarter ended March 31, 2010.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations topic of the FASB Accounting Standards Codification (“Codification”). The statement of net assets acquired as of March 19, 2010, proceeds from the FDIC and the computation of the gain on bargain purchase related to the merger are presented in the table below. The assets and liabilities of American National were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The pro forma consolidated condensed statements of income for the Company and American National for the quarters ended March 31, 2010 and 2009, are also presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

Statement of Net Assets Acquired (at fair value)

ASSETS		Proceeds from FDIC & Gain on Purchase
Cash and cash equivalents	$16,328
Receivable from FDIC	9,493	Proceeds from FDIC	$9,493
Covered loans	42,215	ANB carrying value of net assets acquired	507

Core deposit intangible	280	Total Asset Discount	10,000

FDIC loss share receivable	3,309
Other assets	688	Adjustments to reflect assets acquired and liabilities assumed at fair value:

Total assets	72,313	Covered loans	(5,424)

		FDIC Loss share receivable	3,309
LIABILITIES		Intangible assets	280
Deposits	64,671	Other assets	(593)

Other liabilities	2,645

Total liabilities	67,316	Fair value of net assets acquired	(2,428)

		Gain on bargain purchase	$7,572

Net assets acquired	$4,997

The fair value of the loans acquired, excluding those considered impaired under the Receivables topic of the Codification, is $39,892,000. The gross amount due under the contracts is $43,341,000, of which $2,572,000 is expected to be uncollectible. The fair value of impaired loans acquired is outlined in Note 4.

	Pro Forma Quarter Ended March 31, 2010	Pro Forma Quarter Ended March 31, 2009
Interest income	$8,127	$7,366
Interest expense	2,023	2,422

Net interest income	6,104	4,944
Provision for loan losses	493	342
Non-interest income	10,657	9,621
Non-interest expenses	8,060	5,941

Income before income taxes	8,208	8,282

Income taxes	2,680	2,648

Net income	$5,528	$5,634

The proforma consolidated condensed statements of income do not reflect any adjustments to American National’s historical provision for loan losses and goodwill impairment charges.

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2010:

U.S. government sponsored entities	$28,586	$9	$(21)	$28,574
Mortgage-backed securities:
U.S. Government sponsored entities-residential	90,898	2,734	(64)	93,568
Private label-residential	13,342	387	(546)	13,183
State and political subdivisions	16,626	586	—	17,212

	$149,452	$3,716	$(631)	$152,537

December 31, 2009:

U.S. government sponsored entities	$14,633	$10	$(17)	$14,626
Mortgage-backed securities:
U.S. Government sponsored entities-residential	95,298	2,083	(220)	97,161
Private label-residential	13,030	364	(623)	12,771
State and political subdivisions	17,431	438	(3)	17,866

	$140,392	$2,895	$(863)	$142,424

The amortized cost and fair value of securities available for sale at March 31, 2010, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$28,586	$28,574
After one year through five years	3,611	3,862
After five years through ten years	4,961	5,158
After ten years	8,054	8,192

	45,212	45,786
Mortgage-backed securities	104,240	106,751

Totals	$149,452	$152,537

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $73,038,000 at March 31, 2010 and $49,966,000 at December 31, 2009.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2010

U.S. Government sponsored entity notes	$19,282	$(21)	$—	$—	$19,282	$(21)

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	10,368	(63)	2	(1)	10,370	(64)
Private label-residential	3,399	(49)	2,224	(497)	5,623	(546)
Municipals	—	—	—	—	—	—

Total Securities	$33,049	$(133)	$2,226	$(498)	$35,275	$(631)

December 31, 2009

U.S. Government sponsored entity notes	$9,517	$(17)	$—	$—	$9,517	$(17)

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	11,632	(220)			11,632	(220)
Private label-residential	10,485	(90)	2,288	(533)	12,773	(623)
Municipals	1,008	(3)	—	—	1,008	(3)

Total Securities	$32,642	$(330)	$2,288	$(533)	$34,930	$(863)

The unrealized losses of $631,000 at March 31, 2010 includes an unrealized loss of $423,000 on one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. While the security continues to pay as expected, based on management’s review of the underlying collateral performance and estimate of projected future cash flows, the bank recognized an additional temporary impairment charge in the first quarter. An impairment charge of $50,000 was recognized on this security in the first quarter of 2010. An impairment charge of $150,000 was recognized on the same security in the fourth quarter of 2009.

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of March 31, 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at March 31, 2010.

	Default Rate	Severity
Alt-A	34.2%	62.2%

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

Accumulated Credit Losses 2010
Credit losses on debt securities held
Beginning of year	$(150)
Additions related to other-than-temporary losses not previously recognized	(50)

End of period	$(200)

Note 4: Loans

Categories of loans include (thousands):

	March 31, 2010	December 31, 2009
Commercial and industrial	$63,180	$58,013
Agricultural	26,439	28,130
Real estate construction	6,212	6,732
Commercial real estate	180,672	133,545
Residential real estate	140,332	153,172
Consumer	15,280	15,995

Total loans	432,115	395,587

Less: Net deferred loan fees, premiums and discounts	(44)	(39)
Allowance for loan losses	(3,644)	(3,776)

Net loans	$428,427	$391,772

Activity in the allowance for loan losses was as follows (thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of year	$3,776	$3,411
Provision for loan losses	435	250
Recoveries	41	82
Charge-offs	(608)	(785)

Balance, end of period	$3,644	$2,958

Impaired loans totaled $12,936,000 at March 31, 2010 and $9,990,000 at December 31, 2009. An allowance for loan losses of $1,406,000 and $1,635,000 relates to impaired loans of $8,043,000 and $9,200,000 at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, impaired loans of $6,637,000 and $790,000 had no related allowance for loan losses.

At March 31, 2010 and December 31, 2009, there were $292,000 and $19,000 accruing loans delinquent 90 days or more. Non-accruing loans at March 31, 2010 and December 31, 2009 were $6,471,000 and $6,857,000, respectively.

The Company acquired loans in the American National acquisition on March 19, 2010 and the acquisition by merger of The Community National Bank on December 31, 2009 at the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that all contractually required payments would not be collected. ASC 310-30 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses. Loans within the scope of this accounting standard were initially recorded by the Company at fair value. The process of estimating fair value involves estimating the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest. Under this accounting standard, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan in situations where there is reasonable expectation about the timing and amount of cash flows collected. The difference between contractually required payments at acquisition and the cash flows expected at acquisition to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of non-accretable discount (or allowance for loan losses to the extent any had been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the impaired loan portfolio at its carrying amount. Loans subject to this accounting standard are written down to an amount estimated to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans. If a loan, or a pool of loans, deteriorates post acquisition, a provision for loan losses is recorded.

Acquired loans subject to this accounting standard are also excluded from the disclosure of loans 90 days or more past due and still accruing interest. Even though substantially all of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2010. The amounts are as follows (thousands):

Commercial	$8,516

Consumer	745

Outstanding balance	$9,261

Carrying amount, net of discount of $2,303	$5,571

Accretable yield	$396

Accretable yield, or income expected to be collected, is as follows (thousands):

Balance at December 31, 2009	$169
Additions	247
Accretion	(20)

Balance at March 31, 2010	$396

Loans acquired during 2010 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (thousands):

2010
Contractually required payments receivable at acquisition:
Commercial	$6,485
Consumer	435

Subtotal	$6,920

Cash flows expected to be collected at acquisition	$2,442

Basis in acquired loans at acquisition	$2,304

Note 5: Goodwill

Goodwill was $3,625,000 at March 31, 2010 and $3,825,000 at December 31, 2009. The decline in goodwill relates to the sale of the insurance agency in the first quarter of 2010.

Note 6: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	March 31, 2010	December 31, 2009
Federal Home Loan Bank Advances	$29,500	$29,500

Junior subordinated debentures	10,310	10,310

Total	$39,810	$39,810

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

As of March 31, 2010 and December 31, 2009, the outstanding principal balance of the Capital Securities was $10,000,000. As required by the Consolidation Topic of the Codification, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 7: Commitments

Outstanding commitments to extend credit as of March 31, 2010 totaled $81,332,000. Standby letters of credit as of March 31, 2010 totaled $2,376,000.

Note 8: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator: Net income	$5,605	$659

Denominator:
Weighted-average common shares outstanding (basic)	3,393,962	3,147,382
Effect of stock options	—	—

Weighted-average common shares outstanding (diluted)	3,393,962	3,147,382

Earnings per share:
Basic	$1.65	$.21

Diluted	$1.65	$.21

For the three months ended March 31, 2010 and March 31, 2009, stock options covering 262,500 and 217,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 9: Comprehensive Income

Other comprehensive income components and related taxes were as follows (thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Unrealized gains on securities available for sale	$1,038	$1,438

Net unrealized (gain) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(35)	—

Reclassification for realized amount included in income	50	—

Other comprehensive income (loss), before tax effect	1,053	1,438
Tax expense	359	489

Other comprehensive income	$696	$949

Total comprehensive income was as follows (thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net Income	$5,605	$659

Other Comprehensive Income	696	949

Total Comprehensive Income	$6,301	$1,608

Note 10: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2007.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2010, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Note 11: Fair Value of Assets and Liabilities

The Company has adopted Fair Value Measurements as prescribed under the Financial Instruments Topic of the Codification. The codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, and the updated standard has been applied prospectively as of the beginning of the period.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy as prescribed under the Financial Instruments Topic of the Codification, in which the fair value measurements fall at March 31, 2010, December 31, 2009 and March 31, 2009 (thousands):

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Available-for-sale securities	$152,537		$152,537	$—

December 31, 2009: Available-for-sale securities	$142,424	$—	$142,424	$—

March 31, 2009: Available-for-sale securities	$108,306	$—	$108,306	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired Loans

At March 31, 2010, December 31, 2009 and March 31, 2009, collateral-dependent impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. As of March 31, 2010, one impaired loan of approximately $342,000 is secured by accounts receivable and equipment. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010, December 31, 2009 and March 31, 2009:

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Impaired loans	$5,331	$—	$—	$5,331
Foreclosed assets, net	2,333	—	—	2,333

December 31, 2009:
Impaired loans	$7,565	$—	$—	$7,565
Foreclosed assets, net	3,405	—	—	3,405

March 31, 2009:
Impaired loans	$—	$—	$—	$—
Foreclosed assets, net	879	—	—	879

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

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$70,257	$70,257	$53,599	$53,599
Available-for-sale securities	152,537	152,537	142,424	142,424
Loans including loans held for sale, net	428,727	432,255	392,046	397,425
Stock in FRB and FHLB	10,021	10,021	9,847	9,847
Interest receivable	2,947	2,947	3,053	3,053
Financial liabilities
Deposits	597,804	600,056	541,422	543,226
Short-term borrowings	505	505	406	406
Long-term debt	39,810	41,108	39,810	41,173
Interest payable	507	507	488	488

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of March 31, 2010 and December 31, 2009. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at March 31, 2010 and December 31, 2009 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at March 31, 2010 and December 31, 2009, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2010 and December 31, 2009, the fair value of commitments was not material.

Note 12: Effect of Recent Accounting Standards

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

In June 2009 the FASB amended the Transfers of Financial Assets Topic of the Codification, which modified the financial components of sale accounting and the definition of a participating interest. The new standard is effective for interim or annual financial periods ending after November 15, 2009 and for interim periods within that first annual reporting period, applies only to transfers occurring on or after the effective date, and did not have a material effect on the Company’s financial position or results of operations.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2010 and the related condensed consolidated statements of income for the three-month periods ended March 31, 2010 and 2009 and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ BKD, LLP

Cincinnati, Ohio

May 14, 2010

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2010 increased to $5.6 million, or $1.65 per share, from net income of $659,000, or $.21 per share, for the first quarter of 2009. Net income for the quarter was up primarily due to the bargain purchase pre-tax gain of approximately $7.6 million in the Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain of the assets and liabilities of American National Bank (“ANB”). In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency in January 2010.

On March 19, 2010, NB&T acquired the banking operations of ANB, located in Parma, Ohio, through a purchase and assumption agreement with the FDIC. NB&T acquired approximately $65 million in assets, including $48 million in loans and $65 million in deposits. No premium was paid on the deposits. In addition to assuming all of the deposits, NB&T agreed to purchase substantially all of the assets of ANB at a $10 million discount. Additionally, the FDIC is obligated to reimburse NB&T for 80% of losses of up to $8 million with respect to covered assets and will reimburse NB&T for 95% of losses that exceed $8 million according to the loss sharing agreements. Based upon the estimated fair value of the assets and liabilities assumed, including the estimated value of the loss sharing agreements, NB&T recorded pre-tax bargain purchase gain of approximately $7.6 million and $5.0 million after tax.

Also in the first quarter of 2010, NB&T sold its insurance agency subsidiary to two officers of the insurance agency. The agency was sold to allow management to focus 100% on the business of banking. NB&T recognized a pre-tax gain of approximately $1.4 million on this sale.

Net Interest Income

Net interest income was $5.6 million for the first quarter of 2010, compared to $4.4 million for the first quarter of 2009. Net interest margin increased to 3.75% for the first quarter of 2010, compared to 3.72% for the same quarter last year. The net interest margin increased primarily due to two factors. First, average loans outstanding for 2010, which had an average rate of 6.18%, increased $63.8 million, largely a result of the Community National Bank (“CNB”) acquisition in December 2009. The CNB acquisition added approximately $22.6 million in commercial loans and $36.6 million in 1-4 family mortgage loans at purchased yields ranging from 5.81% to 6.51%. Second, the average cost of interest-bearing liabilities declined from 1.98% in the first quarter of 2009 to 1.48% in the first quarter of 2010 on increased average deposits of $125.9 million. Due to increased liquidity from an increase in transaction deposit accounts, the Company was able to lower rates and rely less on non-transaction accounts for liquidity over the last year.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2010 was $435,000, compared to $250,000 in the same quarter last year. Net charge-offs were $567,000 in the first quarter of 2010, compared to $703,000 in the first quarter of 2009. Charge-offs in 2010 included one commercial real estate development loan charge-off of $300,000 for which $300,000 in specific reserves had been previously allocated. The provision for loan losses was increased to add specific loan reserves and increase the general allowance due to estimating the impact of current economic conditions based on recent delinquency trends in the commercial real estate portfolio. The commercial real estate development loan plus other real estate owned acquired in the ANB transaction of approximately $325,000 increased other real estate owned to $4.1 million at March 31, 2010 from $3.5 million at December 31, 2009. Non-performing loans decreased approximately $100,000 during the first quarter of 2010 to $6.8 million.

Non-interest Income

Total non-interest income was $10.6 million for the first quarter of 2010, compared to $1.9 million for the first quarter of 2009. The increase is due to the ANB bargain purchase gain and insurance agency sale previously discussed. Partially offsetting this gain in the first quarter of 2010 was an other-than-temporary impairment charge of $50,000 on one private-label collateralized mortgage obligation.

Non-interest Expense

Total non-interest expense was $7.5 million for the first quarter of 2010, compared to $5.4 million for the first quarter of 2009. The increase for the quarter was due to increased bonus plan accruals of $1.5 million, personnel and operating expenses of approximately $355,000 related to the CNB branches acquired in December 2009 and acquisition related expenses of approximately $103,000. The estimated bonus accrual was based on exceeding performance objectives for 2010 during the first quarter. Those objectives included increasing earings per share and net operating income in 2010 over 2009 results. Non-interest expenses, primarily compensation and occupancy, will continue to exceed prior year results due to the addition of the six CNB and ANB locations since December 31, 2009 and related branch personnel.

Income Taxes

The provision for income taxes for the first quarter of 2010 was $2,680,000, or 32.4%, compared to $74,000, or 10.1%, for the first quarter of 2009. The increase in the effective tax rate for the first quarter of 2010 is primarily due to the increase in taxable income at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2009 are as follows (in thousands):

	March 31,	December 31,	2010 Change
	2010	2009	Amount	Percent
Total assets	$717,222	$649,340	$67,882	10.5
Interest-bearing deposits	59,709	40,759	18,950	46.5
Federal funds sold	420	448	(28)	(6.3)
Loans, net*	428,727	392,046	36,681	9.4
Securities	152,537	142,424	10,113	7.1
Demand deposits	93,253	89,827	3,426	3.8
Savings, NOW, MMDA deposits	284,327	262,629	21,698	8.3
CD’s $100,000 and over	54,227	42,318	11,909	28.1
Other time deposits	165,997	146,648	19,349	13.2
Total deposits	597,804	541,422	56,382	10.4
Short-term borrowings	505	406	99	24.4
Long-term borrowings	39,810	39,810	—	—
Stockholders Equity	69,877	64,485	5,392	8.4

*	Includes loans held for sale

At March 31, 2010, total assets were $717.2 million, an increase of $67.9 million from December 31, 2009. The increase is primarily attributable to the purchase of ANB on March 19, 2010, which resulted in an increase of $72.3 million in total assets.

Average total assets increased $132.4 million, or 25.0%, to $663.0 million from the first quarter of 2009. Average total gross loans increased to $394.4 million, an increase of $63.8 million from the same quarter last year. The increase is largely the result of the acquisition of CNB on December 31, 2009 with $59.2 million in loans acquired. The loans acquired from CNB consisted of $22.6 million in commercial loans and $36.6 million in 1-4 family mortgage loans. In addition, the purchase of ANB’s business added $42.2 million in loans on March 19, 2010. A majority of the loans acquired from ANB were commercial real estate. Although commercial real estate loan volume increased throughout 2009 and 2010 as many business borrowers sought out new lenders, outstanding balances for residential mortgages and consumer loans declined. Residential mortgage balances, excluding those acquired from CNB, declined due to increased sales of fixed-rate loans into the secondary market, and consumer loans continued to decline due to the Company’s departure from the indirect lending market in 2006. The excess funds from the slower loan volume were reinvested in securities, which increased to $152.5 million on average in the first quarter of 2010, an increase of $10.1 million from the same quarter last year. In addition, excess funds have been invested in interest-bearing deposits, which have increased $19.0 million on average, from the same quarter last year.

Average total deposit liabilities increased $126.0 million for the first quarter of 2010 to $554.5 million, compared to an average of $428.5 million for the same quarter last year. Deposits of $75.5 million, including transaction accounts of $22.5 million and $53.0 million in non-transaction accounts, were acquired from CNB in December of 2009, and $64.7 million, including $8.0 million in transaction accounts and $56.7 million in non-transaction accounts, were acquired from ANB in March of 2010. ANB’s deposits included approximately $40.0 million in out-of-state deposits, which the Company did not expect to retain long term. As of March 31, 2010, approximately $20.0 million of the deposits acquired from ANB were withdrawn from the Bank as part of the Bank’s strategy to lower the pricing on certain high-rate accounts and manage its overall liquidity position. The Company has experienced little runoff in the deposits acquired from CNB.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31
	2010	2009
Balance at beginning of period	$3,776	$3,411

Charge-offs:
Commercial and industrial	—	(168)
Commercial real estate	(421)	(511)
Real estate construction	—	—
Agricultural	—	—
Residential real estate	(134)	(24)
Consumer	(53)	(62)

Total charge-offs	(608)	(785)

Recoveries:
Commercial and industrial	1	3
Commercial real estate	6	1
Real estate construction	1	17
Agricultural	1	12
Residential real estate	0	49
Consumer	32	—

Total recoveries	41	82

Net charge-offs	(567)	(703)
Provision for loan losses	435	250

Balance at end of period	$3,644	$2,958

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
Loans accounted for on non-accrual basis	$6,471	$6,857	$2,570
Accruing loans which are past due 90 days	292	19	330
Renegotiated loans	—	—	—
Other real estate owned	4,137	3,455	1,111

Total non-performing assets	$10,900	$10,331	$4,011

Ratios:
Allowance to total loans	0.84%	0.95%	0.91%
Net charge-offs to average loans (annualized)	0.58%	0.36%	0.86%
Non-performing assets to total loans and other real estate owned	2.50%	2.95%	1.23%

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

During the first quarter of 2010, the Company foreclosed on a $1.2 million commercial real estate loan for which specific reserves of $300,000 had been previously allocated. Approximately $300,000 was charged off with the balance of $900,000 transferred to other real estate owned. As of March 31, 2010, there was $4.4 million in small business relationships on nonaccrual. The majority of this amount consisted of two relationships. In addition, the Company had one renegotiated loan of approximately $942,000 secured by commercial real estate where the loan payments were lowered temporarily to assist the borrower with short-term cash flow issues.

Non–accrual residential real estate loans totaled $1,836,000 with the largest balance being $249,000. Non-accrual consumer loans totaled $35,000, and home equity credit loans totaled $168,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2010 was 71.7%, compared to 73.1% at December 31, 2009 and 72.4% at the same date in 2009. Loans to total assets were 59.8% at the end of the first quarter of 2010, compared to 61.0% at December 31, 2009 and 60.4% at the same time last year. At March 31, 2010, the Company had $59.7 million in interest-bearing deposits, of which $9.0 million was held in fully-insured certificates of deposit with maturities laddered over 90 days to meet short-term funding needs. The Company has $152.5 million in available-for-sale securities that are readily marketable. Approximately 47.9% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 90.9% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At March 31, 2010 and December 31, 2009, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$76,942	17.50%	$35,165	8.0%	N/A	N/A
Bank	72,768	16.58	35,118	8.0	$43,898	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	73,298	16.68	14,562	4.0	N/A	N/A
Bank	69,124	15.75	14,543	4.0	26,339	6.0

Tier I Capital (to Average Assets)
Consolidated	73,298	11.13	26,339	4.0	N/A	N/A
Bank	69,124	10.52	26,289	4.0	32,861	5.0

As of December 31, 2009
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$67,338	18.80%	$28,649	8.0%	N/A	N/A
Bank	59,489	16.66	28,568	8.0	$35,710	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	63,927	17.85	14,324	4.0	N/A	N/A
Bank	56,078	15.70	14,284	4.0	21,426	6.0

Tier I Capital (to Average Assets)
Consolidated	63,927	12.21	20,935	4.0	N/A	N/A
Bank	56,078	10.72	20,931	4.0	26,164	5.0

The decrease in the Company’s capital ratios from December 31, 2009 is largely due to the increase in assets from the purchase of ANB. Under the loss-sharing agreement with the FDIC, the loans acquired from ANB are subject to a lower risk weighting than other loans in the Company’s portfolio; however, there was still some impact on total risk-weighted assets. The impact of the increased assets was cushioned, though, by the additional net income from the gain on bargain purchase related to the ANB purchase and the gain on sale of the insurance agency.

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

Goodwill and Other Intangibles- The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by the “Intangibles – Goodwill & Other” topic of the FASB Accounting Standards Codification. Goodwill is subject, at a minimum, to annual tests for impairment. Testing includes evaluating the current market price of the stock versus book value, the current economic value of equity versus current book value, and recent market sales of financial institutions. Based on the review of all three factors, management has concluded goodwill is not impaired. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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

Simulation models are also performed for ramped 100, 200 and 300 basis point increases. Historically, simulation models are also performed for ramped 100, 200 and 300 basis point decreases. However, these decreasing rate changes are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at March 31, 2010, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200 and 300 basis points.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	3/31/10	ALCO Guideline	3/31/10	ALCO Guideline
+300	-2.98%	± 15%	10.1%	± 20%
+200	-2.27	± 10	7.8	± 15
+100	-1.04	± 5	4.7	± 10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

The Company faces risks with respect to future expansion of our business, which may adversely affect our results of operations and financial condition.

In December 2009 and March 2010, we acquired the banking businesses of two other banks, the first through a merger and the second through an asset acquisition and liability assumption. The Company may acquire other financial institutions or parts of institutions in the future and may engage in de novo branch expansion. The Company may also enter into new lines of business or offer new products or services. Acquisitions, mergers and expansions involve a number of expenses and risks, including:

•	the time and costs associated with identifying, evaluating, negotiating and consummating potential acquisitions;

•

the time and costs of evaluating new markets, hiring management and opening new offices, and the time between commencement of incurring the costs of the expansion and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the possible inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institution;

•	the possible inaccuracy of estimates and judgments used to evaluate new markets for a new branch expansion or new products or services;

•	the difficulty or expense of obtaining financing of an acquisition or expansion and the possible dilution of the interests of our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

There can be no assurance that integration efforts for any of our past mergers or acquisitions will be successful. In addition, the Company may incur substantial costs to expand, and can give no assurance that such expansion will result in the levels of profits we seek or even profits comparable to or better than our historical experience. Moreover, the Company may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders.

The Company undertakes no obligation and disclaims any intention to publish any information with respect to future mergers or acquisitions unless and until expressly required to do so by applicable securities laws or regulations.

The risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the

Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representatives of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits

2	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: May 14, 2010	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location
2	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010	Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 23, 2010, Exhibit 2.1 (SEC File No. 000-23134)

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(SEC File No. 000-23134) Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith