Form 10-Q
period 2010-06-30
NB&T FINANCIAL GROUP INC
filed 2010-08-12
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 6, 2010, 3,410,664 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2010 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$11,161	$12,392
Interest-bearing deposits	41,557	40,759
Federal funds sold	402	448

Cash and cash equivalents	53,120	53,599

Securities - available-for-sale	146,979	142,424
Loans held for sale	540	274
Loans, net of allowance for loan losses of $3,842 and $3,776	429,999	391,772
Premises and equipment	20,846	20,455
Federal Reserve and Federal Home Loan Bank stock	10,021	9,847
Earned income receivable	2,886	3,053
Goodwill	3,625	3,825
Core deposit and other intangibles	1,491	1,956
Bank-owned life insurance	14,758	14,522
Other real estate owned	3,894	3,455
FDIC loss share receivable	3,333
Other assets	4,908	4,158

Total assets	$696,400	$649,340

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$93,345	$89,827
Savings, NOW and Money Market	282,367	262,629
Time	200,369	188,966

Total deposits	576,081	541,422

Short-term borrowings	12,378	406
Long-term debt	27,810	39,810
Interest payable and other liabilities	9,432	3,217

Total liabilities	625,701	584,855

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	11,821	11,765
Retained earnings	60,297	55,390
Unearned employee stock ownership plan (ESOP) shares	(262)	(359)
Accumulated other comprehensive income	2,494	1,340
Treasury stock; 408,276 shares - 2010 and 408,262 shares - 2009	(4,651)	(4,651)

Total stockholders’ equity	70,699	64,485

Total liabilities and stockholders’ equity	$696,400	$649,340

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$7,007	$4,964	$13,017	$10,000
Securities-taxable	1,042	1,155	2,144	2,052
Securities-tax-exempt	158	246	362	523
Federal funds sold and other	29	32	62	103
Dividends on Federal Home Loan & Federal Reserve Bank stock	114	106	228	215

Total interest and dividend income	8,350	6,503	15,813	12,893

Interest Expense
Deposits	1,362	1,353	2,695	2,793
Short-term debt	102	—	102	—
Long-term debt	415	517	928	1,030

Total interest expense	1,879	1,870	3,725	3,823

Net Interest Income	6,471	4,633	12,088	9,070

Provision for Loan Losses	525	225	960	475

Net Interest Income After Provision for Loan Losses	5,946	4,408	11,128	8,595

Non-interest Income
Trust income	229	222	456	434
Service charges and fees	1,215	911	2,262	1,705
Insurance agency commissions	—	524	—	1,162
Net gains on sales of securities	—	38	—	38
Gain on bargain purchase	—	—	7,572	—
Gain on sale of insurance agency	—	—	1,390	—
Other-than-temporary losses on investments:
Total other-than-temporary losses	—	—	(251)	—
Loss recognized in other comprehensive income (before taxes)	—	—	201	—

Net impairment losses recognized in earnings	—	—	(50)	—
Other	574	425	987	715

Total non-interest income	2,018	2,120	12,617	4,054

Non-interest Expense
Salaries and employee benefits	3,105	2,782	7,518	5,657
Net occupancy expense	625	486	1,264	988
Equipment and data processing expense	787	700	1,581	1,424
FDIC insurance	246	384	428	561
Professional fees	501	402	1,021	750
Marketing expense	166	133	324	243
State franchise tax	202	190	396	386
Amortization of intangibles	103	42	189	85
Other	530	436	1,041	849

Total non-interest expense	6,265	5,555	13,762	10,943

Income Before Income Tax	1,699	973	9,983	1,706
Provision for Income Taxes	429	164	3,109	238

Net Income	$1,270	$809	$6,874	$1,468

Basic Earnings Per Share	$.37	$.26	$2.02	$.47

Diluted Earnings Per Share	$.37	$.26	$2.02	$.47

Dividends Declared Per Share	$.29	$.29	$.58	$.58

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended, June 30
(Dollars in thousands)	2010	2009
	(Unaudited)
Operating Activities
Net income	$6,874	$1,468
Items not requiring (providing) cash
Depreciation and amortization	871	847
Provision for loan losses	960	475
Amortization of premiums and discounts on securities	713	(83)
Other-than-temporary impairment of securities	50	—
Gain on bargain purchase	(7,572)	—
Gain on sale of insurance agency	(1,390)	—
Gain on sale of securities	—	(38)
Net change in:
Loans held for sale	(266)	(282)
Other assets and liabilities	4,961	(1,969)

Net cash provided by operating activities	5,201	418

Investing Activities
Purchases of available-for-sale securities	(72,467)	(51,127)
Proceeds from maturities of available-for-sale securities	68,901	18,414
Purchase of Federal Reserve Bank Stock	(174)	—
Net cash from acquisition, including $9,493 proceeds from FDIC	25,821	—
Proceeds from sale of insurance agency	2,276	—
Net change in loans	3,028	3,224
Purchase of premises and equipment	(1,058)	(542)

Net cash provided by (used in) investing activities	26,327	(30,031)

Financing Activities
Net change in:
Deposits	(30,012)	17,170
Short-term borrowings and long-term debt	(28)	(924)
Purchase of treasury shares	—	(23)
Cash dividends	(1,967)	(1,824)

Net cash provided by (used in) financing activities	(32,007)	14,399

Decrease in Cash and Cash Equivalents	(479)	(15,214)

Cash and Cash Equivalents, Beginning of Year	53,599	54,639

Cash and Cash Equivalents, End of Period	$53,120	$39,425

Supplemental Cash Flows Information
Interest paid	$3,725	$3,823
Income taxes paid (net of refunds)	20	39
Assets acquired in business combination	72,313	—
Liabilities assumed in business combination	67,316	—

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of June 30, 2010, and December 31, 2009, and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2010 and 2009. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission.

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

During the first six months of 2010, the Company incurred $103,000 of third-party acquisition-related costs. The expenses are included in professional fees in the Company’s condensed consolidated statement of income for the six months ended June 30, 2010.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations topic of the FASB Accounting Standards Codification (“Codification”). The statement of net assets acquired as of March 19, 2010, proceeds from the FDIC and the computation of the gain on bargain purchase related to the merger are presented in the table below. The assets and liabilities of American National were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The pro forma consolidated condensed statements of income for the Company and American National for the periods ended June 30, 2010 and 2009, are also presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

Statement of Net Assets Acquired (at fair value and in thousands)

ASSETS

Cash and cash equivalents	$16,328
Receivable from FDIC	9,493
Covered loans	42,215

Core deposit intangible	280
FDIC loss share receivable	3,309
Other assets	688

Total assets	72,313

LIABILITIES
Deposits	64,671
Other liabilities	2,645

Total liabilities	67,316

Net assets acquired	$4,997

Proceeds from FDIC & Gain on Purchase

Proceeds from FDIC	$9,493
ANB carrying value of net assets acquired	507

Total Asset Discount	10,000

Adjustments to reflect assets acquired and liabilities assumed at fair value:
Covered loans	(5,424)
FDIC Loss share receivable	3,309
Intangible assets	280
Other assets	(593)

Fair value of net assets acquired	(2,428)

Gain on bargain purchase	$7,572

The fair value of the loans acquired, excluding those considered impaired under the Receivables topic of the Codification, is $39,892,000. The gross amount due under the contracts is $43,341,000, of which $2,572,000 is expected to be uncollectible. The fair value of impaired loans acquired is outlined in Note 4.

	Proforma Three Months Ended		Proforma Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(thousands)
Interest income	$8,350	$7,514	$16,476	$14,879
Interest expense	1,879	2,286	3,902	4,708

Net interest income	6,471	5,228	12,574	10,171
Provision for loan losses	525	608	1,018	932
Non-interest income	2,018	2,225	12,675	11,846
Non-interest expenses	6,265	6,106	14,326	12,047

Income before income taxes	1,699	739	9,905	9,038

Income taxes	429	164	3,109	2,812

Net income	$1,270	$575	$6,796	$6,226

The proforma consolidated condensed statements of income do not reflect any adjustments to American National’s historical provision for loan losses and goodwill impairment charges.

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2010:

U.S. government sponsored entities	$30,594	$18	$—	$30,612
Mortgage-backed securities:
U.S. Government sponsored entities-residential	84,037	3,122	(138)	87,021
Private label-residential	12,207	386	(251)	12,342
State and political subdivisions	16,360	644	—	17,004

	$143,198	$4,170	$(389)	$146,979

December 31, 2009:

U.S. government sponsored entities	$14,633	$10	$(17)	$14,626
Mortgage-backed securities:
U.S. Government sponsored entities-residential	95,298	2,083	(220)	97,161
Private label-residential	13,030	364	(623)	12,771
State and political subdivisions	17,431	438	(3)	17,866

	$140,392	$2,895	$(863)	$142,424

The amortized cost and fair value of securities available for sale at June 30, 2010, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

One year or less	$27,480	$27,497
After one year through five years	6,720	6,980
After five years through ten years	5,150	5,358
After ten years	7,604	7,781

	46,954	47,616

Mortgage-backed securities	96,244	99,363

Totals	$143,198	$146,979

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $74,989,000 at June 30, 2010 and $49,966,000 at December 31, 2009.

No securities were sold in the first six months of 2010; however, there was a write down on one collateral mortgage obligation of $50,000 in 2010 due to an other than temporary impairment charge. Gross gains of $38,000 were realized on premium calls on municipal bonds in 2009.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2010

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$8,152	$(138)	$—	$—	$8,152	$(138)
Private label-residential	—	—	1,441	(251)	1,441	(251)
States and political subdivisions	—	—	—	—	—	—

Total Securities	$8,152	$(138)	$1,441	$(251)	$9,593	$(389)

December 31, 2009

U.S. Government sponsored entity notes	$9,517	$(17)	$—	$—	$9,517	$(17)

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	11,632	(220)			11,632	(220)
Private label-residential	10,485	(90)	2,288	(533)	12,773	(623)
States and political subdivisions	1,008	(3)	—	—	1,008	(3)

Total Securities	$32,642	$(330)	$2,288	$(533)	$34,930	$(863)

The unrealized losses of $251,000 at June 30, 2010 relates to one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. While the security continues to pay as expected, based on management’s review of the underlying collateral performance and estimate of projected future cash flows, the bank recognized an additional temporary impairment charge in the first quarter. An impairment charge of $50,000 was recognized on this security in the first quarter of 2010. An impairment charge of $150,000 was recognized on the same security in the fourth quarter of 2009.

Other-than-temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.

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

For the security for which an other-than-temporary impairment was determined to have occurred as of June 30, 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to estimate the security’s projected cash flows and projected credit losses. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at June 30, 2010.

	Default Rate	Severity

Alt-A	22.1%	53.7%

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

Accumulated Credit Losses 2010 (thousands)

Credit losses on debt securities held
Balance, beginning of year	$(150)
Additions related to other-than-temporary losses not previously recognized	(50)

Balance, end of period	$(200)

Note 4: Loans

Categories of loans include (thousands):	June 30, 2010	December 31, 2009

Commercial and industrial	$70,840	$58,013
Agricultural	29,566	28,130
Real estate construction	8,359	6,732
Commercial real estate	176,160	133,545
Residential real estate	135,017	153,172
Consumer	13,961	15,995

Total loans	433,903	395,587

Less: Net deferred loan fees, premiums and discounts	(62)	(39)
Allowance for loan losses	(3,842)	(3,776)

Net loans	$429,999	$391,772

Activity in the allowance for loan losses was as follows (thousands):

	Six Months Ended June 30,
	2010	2009

Balance, beginning of year	$3,776	$3,411
Provision for loan losses	960	475
Recoveries	96	142
Charge-offs	(990)	(1,116)

Balance, end of period	$3,842	$2,912

Impaired loans totaled $6,666,000 at June 30, 2010 and $9,990,000 at December 31, 2009. An allowance for loan losses of $936,000 and $1,635,000 relates to impaired loans of $4,072,000 and $9,200,000 at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, impaired loans of $2,594,000 and $790,000 had no related allowance for loan losses.

At June 30, 2010 and December 31, 2009, there were $1,000 and $19,000 accruing loans delinquent 90 days or more. Non-accruing loans at June 30, 2010 and December 31, 2009 were $7,587,000 and $6,857,000, respectively.

The Company acquired loans in the American National acquisition on March 19, 2010 and the acquisition by merger of The Community National Bank on December 31, 2009 at the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that all contractually required payments would not be collected. Accounting Codification Standard (“ASC”) 310-30 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses. Loans within the scope of this accounting standard were initially recorded by the Company at fair value. The process of estimating fair value involves estimating the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest. Under this accounting standard, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan in situations where there is reasonable expectation about the timing and amount of cash flows collected. The difference between contractually required payments at acquisition and the cash flows expected at acquisition to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of non-accretable discount (or allowance for loan losses to the extent any had been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the impaired loan portfolio at its carrying amount. Loans subject to this accounting standard are written down to an amount estimated to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans. If a loan, or a pool of loans, deteriorates post acquisition, a provision for loan losses is recorded. Acquired loans subject to this accounting standard are also excluded from the disclosure of loans 90 days or more past due and still accruing interest; however, the Bank’s regulatory reporting instructions require these loans to be reported as past due based upon the borrower’s contractual obligations. Even though substantially all of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2010. The amounts are as follows (thousands):

Commercial	$8,188

Consumer	224

Outstanding balance	$8,412

Carrying amount, net of discount of $1,757	$4,369

Accretable yield	$368

Accretable yield, or income expected to be collected, is as follows (thousands):

Balance at December 31, 2009	$169
Additions	247
Accretion	(48)

Balance at June 30, 2010	$368

Loans acquired during 2010 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (thousands):

2010
Contractually required payments receivable at acquisition:

Commercial	$6,485

Consumer	435

Subtotal	$6,920

Cash flows expected to be collected at acquisition	$2,442

Basis in acquired loans at acquisition	$2,304

Note 5: Goodwill

Goodwill was $3,625,000 at June 30, 2010 and $3,825,000 at December 31, 2009. The decline in goodwill relates to the sale of the insurance agency in the first quarter of 2010.

Note 6: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	June 30, 2010	December 31, 2009

Federal Home Loan Bank advances	$17,500	$29,500

Junior subordinated debentures	10,310	10,310

Total	$27,810	$39,810

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

As of June 30, 2010 and December 31, 2009, the outstanding principal balance of the Capital Securities was $10,000,000. As required by the Consolidation Topic of the Codification, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 7: Commitments

Outstanding commitments to extend credit as of June 30, 2010 totaled $72,138,000. Standby letters of credit as of June 30, 2010 totaled $2,218,000.

Note 8: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,270	$809	$6,874	$1,468

Denominator:
Weighted-average common shares outstanding (basic)	3,396,380	3,149,152	3,396,380	3,149,462
Effect of stock options	1,038	—	118	—

Weighted-average common shares outstanding (diluted)	3,397,418	3,149,152	3,396,498	3,149,462

Earnings per share:
Basic	$.37	$.26	$2.02	$.47

Diluted	$.37	$.26	$2.02	$.47

For the three months ended June 30, 2010 and June 30, 2009, stock options covering 248,000 and 225,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 9: Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Unrealized gains (losses) on securities available for sale	$696	$(376)	$1,692	$1,062

Net unrealized gain on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	—	—	7	—

Reclassification for realized amount included in income	—	(38)	50	(38)

Other comprehensive income (loss), before tax effect	696	(414)	1,749	1,024
Tax expense (benefit)	238	(141)	595	348

Other comprehensive income (loss)	$458	$(273)	$1,154	$676

Total comprehensive income was as follows (thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$1,270	$809	$6,874	$1,468

Other Comprehensive Income (Loss)	458	(273)	1,154	676

Total Comprehensive Income	$1,728	$536	$8,028	$2,144

Note 10: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2007.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2010, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (thousands):

	Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:

June 30, 2010	$146,979		$146,979	$—

December 31, 2009	$142,424	$—	$142,424	$—

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired Loans

At June 30, 2010 and December 31, 2009, collateral-dependent impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. As of June 30, 2010, one impaired loan of approximately $341,000 is secured by accounts receivable and equipment. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (thousands):

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Impaired loans	$2,275	$—	$—	$2,275
Foreclosed assets, net	1,493	—	—	1,493

December 31, 2009:
Impaired loans	$7,565	$—	$—	$7,565
Foreclosed assets, net	3,405	—	—	3,405

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$53,120	$53,120	$53,599	$53,599
Available-for-sale securities	146,979	146,979	142,424	142,424
Loans including loans held for sale, net	430,539	435,446	392,046	397,425
Stock in FRB and FHLB	10,021	10,021	9,847	9,847
Earned income receivable	2,886	2,886	3,053	3,053
FDIC loss share receivable	3,333	3,333	—	—

Financial liabilities
Deposits	576,081	578,097	541,422	543,226
Short-term borrowings	12,378	12,675	406	406
Long-term debt	27,810	28,739	39,810	41,173
Interest payable	472	472	488	488

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 2010 and December 31, 2009. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, earned income receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at June 30, 2010 and December 31, 2009 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at June 30, 2010 and December 31, 2009, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2010 and December 31, 2009, the fair value of commitments was not material.

The FDIC loss share receivable is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreement based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Note 12: Effect of Recent Accounting Standards

In July 2010, the FASB issued an update to the Financial Accounting Standards Codification (ASU No. 2010-20), which requires companies to provide more information in their financial statement disclosures about the credit quality of their loans and the credit reserves held against them. The additional disclosures include aging of past-due loans, credit quality indicators and modifications of loans. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after Dec. 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after Dec. 15, 2010.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2010 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009 and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

August 12, 2010

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2010 increased 57.0% to $1.3 million, or $.37 per diluted share, from net income of $809,000, or $.26 per diluted share, for the second quarter of 2009. Average earning assets for the second quarter of 2010 were $648.2 million, compared to $488.3 million, for the second quarter of 2009. Most of this growth is attributable to the acquisition of Community National Bank (“CNB”) in December 2009 and American National Bank (“ANB”) in March 2010. These acquisitions also contributed to net income for the first half of 2010 increasing to $6.9 million, or $2.02 per diluted share, from net income of $1.5 million, or $.47 per diluted share, for the first half of 2009. The increase in net income over last year is primarily due to the bargain purchase pre-tax gain of approximately $7.6 million in the Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain of the assets and liabilities of ANB. In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency in January 2010.

Net Interest Income

Net interest income was $6.5 million for the second quarter of 2010, compared to $4.6 million for the second quarter of 2009. Net interest margin increased to 4.00% for the second quarter of 2010, compared to 3.81% for the same quarter last year. The net interest margin increased primarily due to two factors. First, average loans outstanding for 2010, which had an average rate of 6.41%, compared to 6.07% in 2009, increased $110.2 million, primarily due to the CNB and ANB acquisitions. Second, the average cost of interest-bearing liabilities declined from 1.84% in the second quarter of 2009 to 1.42% in the second quarter of 2010 on increased average deposits of $154.4 million. Due to increased liquidity, NB&T was able to lower rates on non-transaction accounts over the last year.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2010 was $525,000, compared to $225,000 in the same quarter last year. Net charge-offs were $326,000 in the second quarter of 2010, compared to $272,000 in the second quarter of 2009. The provision for loan losses was higher due to an increased general allowance related to the estimated negative impact of current economic conditions on commercial real estate collateral values and an increased level of non-performing loans. Non-performing loans increased approximately $800,000 during the second quarter of 2010 to $7.6 million, primarily due to one commercial real estate relationship of approximately $700,000. The provision for loan losses for the first half of 2010 was $960,000, compared to $475,000 for the first half of 2009.

Non-interest Income

Total non-interest income was $2.0 million for the second quarter of 2010, compared to $2.1 million for the second quarter of 2009. Total non-interest income was $12.6 million for the first six months of 2010, compared to $4.1 million for the first six months of 2009. The increase in the six-month period is due to the bargain purchase gain of $7.6 million and the $1.4 million pre-tax gain on the sale of NB&T’s insurance agency.

Non-interest Expense

Total non-interest expense was $6.3 million for the second quarter of 2010, compared to $5.6 million for the second quarter of 2009. Non-interest expense was $13.8 million for the first half of 2010, compared to $10.9 million for the first half of 2009. The increase for both periods was due to increased compensation costs, including benefits, and operating expenses related to the six new acquired branches. Data processing is up due to the systems conversions and number of accounts processed, and professional fees have increased due to acquisition-related services.

Income Taxes

The provision for income taxes for the second quarter of 2010 was $429,000, or 25.3%, compared to $164,000, or 16.9%, for the second quarter of 2009. The provision for income taxes for the first six months of 2010 was $3.1 million, or 31.1%, compared to $238,000, or 14.0% for the first half of 2009. The increase in the effective tax rate for the second quarter and first six months of 2010 is primarily due to the increase in taxable income at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2010 are as follows (in thousands):

			2010 Change
	June 30, 2010	December 31, 2009	Amount	Percent
Total assets	$696,400	$649,340	$47,060	7.3
Interest-bearing deposits	41,557	40,759	798	2.0
Federal funds sold	402	448	(46)	(10.3)
Loans, net*	430,539	392,046	38,493	9.8
Securities	146,979	142,424	4,555	3.2
Demand deposits	93,345	89,827	3,518	3.9
Savings, NOW, MMDA deposits	282,367	262,629	19,738	7.5
CD’s $100,000 and over	50,618	42,318	8,300	19.6
Other time deposits	149,751	146,648	3,103	2.1
Total deposits	576,081	541,422	34,659	6.4
Short-term borrowings	12,378	406	11,972	NM
Long-term borrowings	27,810	39,810	(12,000)	(30.1)
Stockholders Equity	70,699	64,485	6,214	9.6

*	Includes loans held for sale

At June 30, 2010, total assets were $696.4 million, an increase of $47.1 million from December 31, 2009. The increase is primarily attributable to the purchase on March 19, 2010, of approximately $72.3 million in total assets on ANB. Since acquisition, out-of-state time deposits have been redeemed, reducing total time deposits acquired and available cash on hand.

Average total assets increased $168.8 million, or 31.5%, to $704.1 million from the second quarter of 2009. Average total gross loans increased to $438.2 million, an increase of $110.2 million from the same quarter last year. The increase is largely the result of the acquisition of CNB on December 31, 2009 with $59.2 million in loans acquired. The loans acquired from CNB consisted of $22.6 million in commercial loans and $36.6 million in 1-4 family mortgage loans. In addition, the purchase of ANB’s business added $42.2 million in loans on March 19, 2010. A majority of the loans acquired from ANB were commercial real estate. Although commercial real estate loan volume increased throughout 2009 and 2010 as many business borrowers sought out new lenders, outstanding balances for residential mortgages and consumer loans declined. Residential mortgage balances, excluding those acquired from CNB, declined due to increased sales of fixed-rate loans into the secondary market, and consumer loans continued to decline due to the Company’s departure from the indirect lending market in 2006. The excess funds from the slower loan volume were reinvested in securities, which increased to $148.5 million on average in the second quarter of 2010, an increase of $32.6 million from the same quarter last year. In addition, excess funds have been invested in interest-bearing deposits, which have increased $16.4 million on average, from the same quarter last year.

Average total deposit liabilities increased $183.4 million for the second quarter of 2010 to $586.8 million, compared to an average of $403.3 million for the same quarter last year. Deposits of $75.5 million, including transaction accounts of $22.5 million and $53.0 million in non-transaction accounts, were acquired from CNB in December of 2009, and $64.7 million, including $8.0 million in transaction accounts and $56.7 million in non-transaction accounts, were acquired from ANB in March of 2010. ANB’s deposits included approximately $40.0 million in out-of-state deposits, which the Company did not expect to retain long term. As of June 30, 2010, approximately $49.3 million of the deposits acquired from ANB were withdrawn from the Bank as part of the Bank’s strategy to lower the pricing on certain high-rate accounts and manage its overall liquidity position. The Company has experienced little runoff in the deposits acquired from CNB.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Balance at beginning of period	$3,644	$2,958	$3,776	$3,411

Charge-offs:
Commercial and industrial	—	(18)	—	(186)
Commercial real estate	(110)	(54)	(531)	(565)
Real estate construction	—
Agricultural	—	(4)	—	(4)
Residential real estate	(221)	(86)	(355)	(110)
Consumer	(51)	(169)	(104)	(251)

Total charge-offs	(382)	(331)	(990)	(1,116)

Recoveries:
Commercial and industrial	1	12	2	15
Commercial real estate	13	9	19	10
Real estate construction	2	—	2	—
Agricultural	4	3	5	20
Residential real estate	9	3	9	15
Consumer	26	33	59	82

Total recoveries	55	60	96	142

Net charge-offs	(327)	(271)	(894)	(974)
Provision for loan losses	525	225	960	475

Balance at end of period	$3,842	$2,912	$3,842	$2,912

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30, 2010	December 31, 2009
Loans accounted for on non-accrual basis	$7,587	$6,857
Accruing loans which are past due 90 days	1	19
Renegotiated loans	—	—
Other real estate owned	3,894	3,455

Total non-performing assets	$11,482	$10,331

Ratios:
Allowance to total loans	0.88%	0.95%
Net charge-offs to average loans (annualized)	0.58%	0.36%
Non-performing assets to total loans and other real estate owned	2.62%	2.95%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific percentages applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include estimated changes in real estate values, unemployment levels, the condition of the agricultural business, and other local economic factors. Specifically, the Company also continues to consider the impact of DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) and ABX Air significantly reducing their operations in Wilmington and Clinton County, Ohio. DHL and ABX Air combined employed more people than any other employer in Clinton County. DHL decided to outsource its United States transportation and sorting services to another company, and thousands of local jobs have been eliminated. Not all the individuals with these jobs live in Clinton County. We do, however, expect this job reduction to have a negative short-term and potentially negative long-term impact on the local economy. While the Company has no direct relationship with either DHL or ABX Air, the Company did estimate its direct exposure, both loans and deposits, from employees of DHL and ABX Air and considered this in evaluating the allowance. The Bank estimated this exposure at less than 1% of total assets. To date, this part of the overall portfolio continues to perform as expected. What is uncertain and not estimated is the potential impact of the spending habits of the DHL and ABX employees on other Bank customers in the area.

During the first quarter of 2010, the Company foreclosed on a $1.2 million commercial real estate loan for which specific reserves of $300,000 had been previously allocated. Approximately $300,000 was charged off with the balance of $900,000 transferred to other real estate owned. As of June 30, 2010, there was $5.6 million in small business relationships on nonaccrual. The majority of this amount consisted of four relationships.

Non–accrual residential real estate loans totaled $1,818,000 with the largest balance being $249,000. Non-accrual consumer loans totaled $97,000, and home equity credit loans totaled $87,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at June 30, 2010 was 75.4%, compared to 73.1% at December 31, 2009 and 75.9% at the same date in 2009. Loans to total assets were 62.4% at the end of the first quarter of 2010, compared to 61.0% at December 31, 2009 and 61.4% at the same time last year. At June 30, 2010, the Company had $41.6 million in interest-bearing deposits, most of which was held in on deposit with the Federal Reserve Bank of Cleveland. The Company has $147.0 million in available-for-sale securities that are readily marketable. Approximately 51.0% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 91.2% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At June 30, 2010 and December 31, 2009, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Risk-Based Capital to Risk-Weighted Assets
Consolidated	$77,693	17.95%	$34,621	8.0%	N/A	N/A
Bank	75,143	17.39	34,566	8.0	$43,207	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	73,851	17.06	17,311	4.0	N/A	N/A
Bank	71,301	16.50	17,283	4.0	25,924	6.0

Tier I Capital to Average Assets
Consolidated	73,851	10.55	27,989	4.0	N/A	N/A
Bank	71,301	10.24	27,857	4.0	34,822	5.0

As of December 31, 2009
Total Risk-Based Capital to Risk-Weighted Assets
Consolidated	$67,338	18.80%	$28,649	8.0%	N/A	N/A
Bank	59,489	16.66	28,568	8.0	$35,710	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	63,927	17.85	14,324	4.0	N/A	N/A
Bank	56,078	15.70	14,284	4.0	21,426	6.0

Tier I Capital to Average Assets
Consolidated	63,927	12.21	20,935	4.0	N/A	N/A
Bank	56,078	10.72	20,931	4.0	26,164	5.0

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

Simulation models are also performed for ramped 100, 200, and 300 basis point increases. Historically, simulation models are also performed for ramped 100, 200 and 300 basis point decreases. However, these decreasing rate changes are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at June 30, 2010, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200 and 300 basis points.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	6/30/10	ALCO Guideline	6/30/10	ALCO Guideline
+ 300	-.24%	± 15%	18.44%	± 20%
+ 200	-.30	± 10	14.28	± 15
+ 100	-.16	± 5	6.11	± 10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended June 30, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). This new law will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;

•

the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded to include liabilities other than just deposits; and

•

new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act will have on us and the rest of our industry, it is possible that our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. We expect that our operating and compliance costs will increase and could adversely affect our financial condition and results of operations.

You are encouraged to read the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representatives of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Reserved

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

NB&T FINANCIAL GROUP, INC.

Date: August 12, 2010	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith