Form 10-Q
period 2010-09-30
NB&T FINANCIAL GROUP INC
filed 2010-11-12
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 2, 2010, 3,410,664 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2010 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$9,543	$12,392
Interest-bearing deposits	47,388	40,759
Federal funds sold	434	448

Cash and cash equivalents	57,365	53,599

Securities - available-for-sale	146,060	142,424
Loans held for sale	432	274
Loans, net of allowance for loan losses of $3,935 and $3,776	422,907	391,772
Premises and equipment	20,776	20,455
Federal Reserve and Federal Home Loan Bank stock	10,021	9,847
Earned income receivable	2,952	3,053
Goodwill	3,625	3,825
Core deposit and other intangibles	1,412	1,956
Bank-owned life insurance	14,880	14,522
Other real estate owned	3,995	3,455
FDIC loss share receivable	2,232	—
Other assets	4,542	4,158

Total assets	$691,199	$649,340

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$90,173	$89,827
Savings, NOW and Money Market	289,023	262,629
Time	192,527	188,966

Total deposits	571,723	541,422

Short-term borrowings	24,950	406
Long-term debt	15,310	39,810
Interest payable and other liabilities	7,915	3,217

Total liabilities	619,898	584,855

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	11,851	11,765
Retained earnings	60,531	55,390
Unearned employee stock ownership plan (ESOP) shares	(214)	(359)
Accumulated other comprehensive income	2,784	1,340
Treasury stock; 408,276 shares - 2010 and 408,262 shares - 2009	(4,651)	(4,651)

Total stockholders’ equity	71,301	64,485

Total liabilities and stockholders’ equity	$691,199	$649,340

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$6,757	$5,053	$19,774	$15,053
Securities-taxable	1,057	1,183	3,200	3,235
Securities-tax-exempt	115	223	477	746
Federal funds sold and other	27	28	90	131
Dividends on Federal Home Loan & Federal Reserve Bank stock	113	119	341	334

Total interest and dividend income	8,069	6,606	23,882	19,499

Interest Expense
Deposits	1,350	1,330	4,046	4,124
Short-term debt	199	—	300	—
Long-term debt	322	521	1,250	1,550

Total interest expense	1,871	1,851	5,596	5,674

Net Interest Income	6,198	4,755	18,286	13,825
Provision for Loan Losses	225	175	1,185	650

Net Interest Income After Provision for Loan Losses	5,973	4,580	17,101	13,175

Non-interest Income
Trust income	234	221	690	654
Service charges and fees	1,169	1,027	3,430	2,733
Insurance agency commissions	—	590	—	1,751
Net gains on sales of securities	—	5	—	43
Gain on bargain purchase	—	—	7,572	—
Gain on sale of insurance agency	—	—	1,390	—
Other-than-temporary losses on investments:
Total other-than-temporary losses	—	—	(181)	—
Loss recognized in other comprehensive income (before taxes)	—	—	131	—

Net impairment losses recognized in earnings	—	—	(50)	—
Other	485	373	1,473	1,089

Total non-interest income	1,888	2,216	14,505	6,270

Non-interest Expense
Salaries and employee benefits	3,003	2,807	10,521	8,464
Net occupancy expense	632	479	1,895	1,467
Equipment and data processing expense	746	703	2,328	2,128
FDIC insurance	214	162	642	722
Professional fees	481	461	1,502	1,212
Marketing expense	153	168	477	410
State franchise tax	218	192	614	578
Amortization of intangibles	103	41	292	126
Other	644	522	1,685	1,371

Total non-interest expense	6,194	5,535	19,956	16,478

Income Before Income Tax	1,667	1,261	11,650	2,967
Provision for Income Taxes	450	269	3,559	507

Net Income	$1,217	$992	$8,091	$2,460

Basic Earnings Per Share	$.36	$.32	$2.38	$.79

Diluted Earnings Per Share	$.36	$.32	$2.38	$.79

Dividends Declared Per Share	$.29	$.29	$.87	$.87

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended, September 30
(Dollars in thousands)	2010	2009
	(Unaudited)
Operating Activities
Net income	$8,091	$2,460
Items not requiring (providing) cash
Depreciation and amortization	1,328	1,210
Provision for loan losses	1,185	650
Amortization of premiums and discounts on securities	1,054	(68)
Other-than-temporary impairment of securities	50	—
Gain on bargain purchase	(7,572)	—
Gain on sale of insurance agency	(1,390)	—
Gain on sale of securities	—	(43)
Net change in:
Loans held for sale	(158)	(39)
Other assets and liabilities	4,557	(58)

Net cash provided by operating activities	7,145	4,112

Investing Activities
Purchases of available-for-sale securities	(89,115)	(82,660)
Proceeds from maturities of available-for-sale securities	86,565	47,277
Purchase of Federal Reserve Bank Stock	(174)	—
Net cash from acquisition, including $9,493 proceeds from FDIC	25,821	—
Proceeds from sale of insurance agency	2,276	—
Net change in loans	9,895	(1,136)
Purchase of premises and equipment	(1,371)	(654)

Net cash provided by (used in) investing activities	33,897	(37,173)

Financing Activities
Net change in:
Deposits	(34,370)	27,869
Short-term borrowings and long-term debt	44	(1,439)
Purchase of treasury shares	—	(23)
Cash dividends	(2,950)	(2,736)

Net cash provided by (used in) financing activities	(37,276)	23,671

Increase (Decrease) in Cash and Cash Equivalents	3,766	(9,390)

Cash and Cash Equivalents, Beginning of Year	53,599	54,639

Cash and Cash Equivalents, End of Period	$57,365	$45,249

Supplemental Cash Flows Information
Interest paid	$5,634	$5,757
Income taxes paid (net of refunds)	595	164
Assets acquired in business combination	72,313	—
Liabilities assumed in business combination	67,316	—

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of September 30, 2010, and December 31, 2009, the results of its operations for the three-month and nine-month periods ended September 30, 2010 and 2009 and the results of its cash flows for the nine-month periods ended September 30, 2010 and 2009. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission.

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

During the first nine months of 2010, the Company incurred $118,000 of third-party acquisition-related costs. The expenses are included in professional fees in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2010.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations topic of the FASB Accounting Standards Codification (“Codification”). The statement of net assets acquired as of March 19, 2010, proceeds from the FDIC and the computation of the gain on bargain purchase related to the merger are presented in the table below. The assets and liabilities of American National were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The pro forma consolidated condensed statements of income for the Company and American National for the periods ended September 30, 2010 and 2009, are also presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

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

	Pro forma Three Months Ended		Pro forma Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(thousands)
Interest income	$8,069	$7,566	$24,545	$22,445
Interest expense	1,871	2,209	5,773	6,917

Net interest income	6,198	5,357	18,772	15,528
Provision for loan losses	225	600	1,243	1,532
Non-interest income	1,888	2,473	14,563	14,319
Non-interest expenses	6,194	6,195	20,520	18,242

Income before income taxes	1,667	1,035	11,572	10,073

Income taxes	450	269	3,559	3,081

Net income	$1,217	$766	$8,013	$6,992

The pro forma consolidated condensed statements of income do not reflect any adjustments to American National’s historical provision for loan losses and goodwill impairment charges.

Note 3: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2010:
U.S. government sponsored entities	29,462	27	—	29,489
Mortgage-backed securities:
U.S. Government sponsored entities-residential	84,894	3,276	(31)	88,139
Private label-residential	11,355	469	(185)	11,639
State and political subdivisions	16,131	662	—	16,793

	$141,842	$4,434	$(216)	$146,060

December 31, 2009:
U.S. government sponsored entities	14,633	10	(17)	14,626
Mortgage-backed securities:
U.S. Government sponsored entities-residential	95,298	2,083	(220)	97,161
Private label-residential	13,030	364	(623)	12,771
State and political subdivisions	17,431	438	(3)	17,866

	$140,392	$2,895	$(863)	$142,424

The amortized cost and fair value of securities available for sale at September 30, 2010, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$29,463	$29,489
After one year through five years	3,601	3,787
After five years through ten years	5,316	5,550
After ten years	7,213	7,456

	45,593	46,282

Mortgage-backed securities	96,249	99,778

Totals	$141,842	$146,060

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $48,890,000 at September 30, 2010 and $49,966,000 at December 31, 2009.

No securities were sold in the first nine months of 2010; however, there was a write down on one collateral mortgage obligation of $50,000 in 2010 due to an other-than-temporary impairment charge. Gross gains of $38,000 were realized on premium calls on municipal bonds in 2009.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2010

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$4,773	$(31)	$—	$—	$4,773	$(31)
Private label-residential	—	—	1,421	(185)	1,421	(185)

Total Securities	$4,773	$(31)	$1,421	$(185)	$6,194	$(216)

December 31, 2009

U.S. Government sponsored entity notes	$9,517	$(17)	$—	$—	$9,517	$(17)

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	11,632	(220)			11,632	(220)
Private label-residential	10,485	(90)	2,288	(533)	12,773	(623)
States and political subdivisions	1,008	(3)	—	—	1,008	(3)

Total Securities	$32,642	$(330)	$2,288	$(533)	$34,930	$(863)

The unrealized losses of $216,000 at September 30, 2010 is primarily due to one private-label collateralized mortgage obligation with an unrealized loss of $181,000, which has been downgraded by three major bond rating agencies. Based on management’s review of the underlying collateral performance and estimate of projected future cash flows, the bank recognized an additional temporary impairment charge of $50,000 in the first quarter of 2010. An impairment charge of $150,000 was recognized on the same security in the fourth quarter of 2009. During the third quarter of 2010, approximately $16,000 of losses were realized on this security. These initial losses were in line with prior period loss projections.

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

For the security for which an other-than-temporary impairment was determined to have occurred as of September 30, 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to estimate the security’s projected cash flows and projected credit losses. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at September 30, 2010.

	Default Rate	Severity
Alt-A Subprime collateralized mortgage obligation	21.3%	56.1%

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

Accumulated Credit Losses 2010
Credit losses on debt securities held
Balance, beginning of year	$(150)
Additions related to other-than-temporary losses not previously recognized	(50)
Reductions related to losses realized which were previously recognized	16

Balance, end of period	$(184)

Note 4: Loans

Categories of loans include (thousands):

	September 30, 2010	December 31, 2009
Commercial and industrial	$67,569	$58,013
Agricultural	30,740	28,130
Real estate construction	4,420	6,732
Commercial real estate	180,158	133,545
Residential real estate	131,116	153,172
Consumer	12,877	15,995

Total loans	426,880	395,587

Less: Net deferred loan fees, premiums and discounts	(38)	(39)
Allowance for loan losses	(3,935)	(3,776)

Net loans	$422,907	$391,772

Activity in the allowance for loan losses was as follows (thousands):

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of year	$3,776	$3,411
Provision for loan losses	1,185	650
Recoveries	178	209
Charge-offs	(1,204)	(1,261)

Balance, end of period	$3,935	$3,009

The following table sets forth information regarding the Company’s investment in impaired loans (thousands):

	September 30, 2010	December 31, 2009
Impaired loans requiring an allowance valuation	$3,987	$9,200
Impaired loans not requiring an allowance valuation	2,984	790

Total impaired loans	6,971	9,990

Valuation allowance on impaired loans	1,213	1,635

Non-accruing loans and accruing loans delinquent 90 days or more were as follows (thousands):

	September 30, 2010	December 31, 2009
Non-accruing loans	$8,847	$6,857

Accruing loans delinquent 90 days or more	$—	$19

The Company acquired loans in the American National acquisition on March 19, 2010 and the acquisition by merger of The Community National Bank on December 31, 2009. At the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that all contractually required payments would not be collected. Accounting Codification Standard (“ASC”) 310-30 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses. Loans within the scope of this accounting standard were initially recorded by the Company at fair value. The process of estimating fair value involves estimating the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest. Under this accounting standard, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan in situations where there is reasonable expectation about the timing and amount of cash flows collected. The difference between contractually required payments at acquisition and the cash flows expected at acquisition to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of non-accretable discount (or allowance for loan losses to the extent any had been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the impaired loan portfolio at its carrying amount. Loans subject to this accounting standard are written down to an amount estimated to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans. If a loan, or a pool of loans, deteriorates post acquisition, a provision for loan losses is recorded. Acquired loans subject to this accounting standard are also excluded from the disclosure of loans 90 days or more past due and still accruing interest; however, the Bank’s regulatory reporting instructions require these loans to be reported as past due based upon the borrower’s contractual obligations. Even though substantially all of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2010. The amounts are as follows (thousands):

Commercial	$6,553
Consumer	112

Outstanding balance	$6,665

Carrying amount, net of discount of $704	$5,288

Accretable yield	$207

Accretable yield, or income expected to be collected, is as follows (thousands):

Balance at December 31, 2009	$169
Additions	247
Accretion	(209)

Balance at September 30, 2010	$207

Loans acquired during 2010 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (thousands):

2010
Contractually required payments receivable at acquisition:
Commercial	$6,485
Consumer	435

Subtotal	$6,920

Cash flows expected to be collected at acquisition	$2,442

Basis in acquired loans at acquisition	$2,304

Note 5: Goodwill

Goodwill was $3,625,000 at September 30, 2010 and $3,825,000 at December 31, 2009. The decline in goodwill relates to the sale of the insurance agency in the first quarter of 2010.

Note 6: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	September 30, 2010	December 31, 2009
Federal Home Loan Bank advances	$5,000	$29,500
Junior subordinated debentures	10,310	10,310

Total	$15,310	$39,810

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

As of September 30, 2010 and December 31, 2009, the outstanding principal balance of the Capital Securities was $10,000,000. As required by the Consolidation Topic of the Codification, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 7: Commitments

Outstanding commitments to extend credit as of September 30, 2010 totaled $69,462,000. Standby letters of credit as of September 30, 2010 totaled $2,234,000.

Note 8: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,217	$992	$8,091	$2,460

Denominator:
Weighted-average common shares outstanding (basic)	3,398,773	3,151,546	3,398,781	3,151,751
Effect of stock options	1,457	—	902	—

Weighted-average common shares outstanding (diluted)	3,400,230	3,151,546	3,399,683	3,151,751

Earnings per share:
Basic	$.36	$.32	$2.38	$.79

Diluted	$.36	$.32	$2.38	$.79

For the three months ended September 30, 2010 and September 30, 2009, stock options covering 248,000 and 225,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 9: Comprehensive Income

Other comprehensive income components and related taxes were as follows (thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Unrealized gains on securities available for sale	$439	$1,148	$2,079	$2,134

Net unrealized gain on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	—	—	59	—

Reclassification for realized amount included in income	—	5	50	43

Other comprehensive income, before tax effect	439	1,153	2,188	2,177
Tax expense	149	392	744	740

Other comprehensive income	$290	$761	$1,444	$1,437

Total comprehensive income was as follows (thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$1,217	$992	$8,091	$2,460
Other Comprehensive Income	290	761	1,444	1,437

Total Comprehensive Income	$1,507	$1,753	$9,535	$3,897

Note 10: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2007.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2010, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (thousands):

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
September 30, 2010	$146,060	$—	$146,060	$—
December 31, 2009	$142,424	$—	$142,424	$—

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired Loans

At September 30, 2010 and December 31, 2009, collateral-dependent impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. As of September 30, 2010, impaired loans of approximately $802,000 are secured by accounts receivable and equipment. In addition, there are three mortgage loans secured by residential properties where fair value measurements have been derived primarily through evaluations of appraisals performed. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (thousands):

		Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Impaired loans	$3,587	$—	$—	$3,587
Foreclosed assets, net	1,614	—	—	1,614

December 31, 2009:
Impaired loans	$7,565	$—	$—	$7,565
Foreclosed assets, net	3,405	—	—	3,405

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$57,365	$57,365	$53,599	$53,599
Available-for-sale securities	146,060	146,060	142,424	142,424
Loans including loans held for sale, net	423,339	430,964	392,046	397,425
Stock in FRB and FHLB	10,021	10,021	9,847	9,847
Earned income receivable	2,952	2,952	3,053	3,053
FDIC loss share receivable	2,232	2,232	—	—

Financial liabilities
Deposits	571,723	576,045	541,422	543,226
Short-term borrowings	24,950	24,950	406	406
Long-term debt	15,310	16,179	39,810	41,173
Interest payable	450	450	488	488

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 2010 and December 31, 2009. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, earned income receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at September 30, 2010 and December 31, 2009 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at September 30, 2010 and December 31, 2009, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2010 and December 31, 2009, the fair value of commitments was not material.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2010 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009 and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

November 11, 2010

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter of 2010 increased 22.7% to $1.2 million, or $.36 per share, from net income of $992,000, or $.32 per share, for the third quarter of 2009. Average earning assets for the third quarter of 2010 were $639.7 million, compared to $506.8 million for the third quarter of 2009. These increases are primarily attributable to the acquisitions of Community National Bank (“CNB”) in December 2009 and American National Bank (“ANB”) in March 2010. These acquisitions also contributed to net income for the first nine months of 2010, increasing to $8.1 million, or $2.38 per share, from net income of $2.5 million, or $.79 per share, for the first nine months of 2009. The increase in net income over the same nine months of last year is primarily due to the bargain purchase pre-tax gain of approximately $7.6 million in the Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain of the assets and liabilities of ANB, as well as a $4.5 million increase in net interest income largely offset by a $3.5 million increase in non-interest expenses, and a $3.1 million increase in income taxes. In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency in January 2010.

Net Interest Income

Net interest income was $6.2 million for the third quarter of 2010, compared to $4.8 million for the third quarter of 2009. Net interest margin increased to 3.84% for the third quarter of 2010, compared to 3.72% for the same quarter last year. The net interest margin increased primarily due to two factors. First, average loans outstanding for 2010, which had an average rate of 6.20%, increased $99.5 million, largely a result of the CNB and ANB acquisitions. Second, the average cost of interest-bearing liabilities declined from 1.73% in the third quarter of 2009 to 1.40% in the third quarter of 2010 on increased average deposits of $129.9 million. Due to increased liquidity, the Company was able to lower rates on non-transaction accounts over the last year.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2010 was $225,000, compared to $175,000 in the same quarter last year. Net charge-offs were $133,000 in the third quarter of 2010, compared to $78,000 in the third quarter of 2009. The provision for loan losses was higher due to an increased general allowance related to the estimated negative impact of current economic conditions on commercial real estate collateral values and an increased level of non-performing loans. Non-performing loans increased approximately $1.30 million during the third quarter of 2010 to $8.8 million, primarily due to one mortgage loan of $655,000 and two commercial real estate relationships of approximately $510,000. The provision for loan losses for the first nine months of 2010 was $1.2 million, compared to $650,000 for the first nine months of 2009.

Non-interest Income

Total non-interest income was $1.9 million for the third quarter of 2010, compared to $2.2 million for the third quarter of 2009. The decline in non-interest income is largely the result of lost commission income from the sale of the Company’s insurance agency subsidiary in January 2010, offset by increased service charges, NSF fees and debit card interchange income from the deposit accounts acquired in December 2009 and March 2010. Total non-interest income was $14.5 million for the first nine months of 2010, compared to $6.3 million for the first nine months of 2009. The increase is due to the bargain purchase gain of $7.6 million from the ANB acquisition and the $1.4 million pre-tax gain on the sale of the Company’s insurance agency subsidiary.

Non-interest Expense

Total non-interest expense was $6.2 million for the third quarter of 2010, compared to $5.5 million for the third quarter of 2009. The increase for the quarter was due to increased personnel and operating expenses of approximately $494,000 related to the acquired CNB and ANB branches and increased FDIC insurance assessments and core deposit amortization expense related to the acquired deposits. Non-interest expense was $20.0 million for the first nine months of 2010, compared to $16.5 million for the first nine months of 2009, again primarily due to the recent acquisitions. Personnel and occupancy costs have increased with the addition of the six branches. Data processing expense is up due to the systems conversions and number of accounts processed. FDIC insurance expense and professional fees have increased with additional deposits and acquisition-related services, respectively. Finally, the Company has also accrued a bonus provision for 2010, compared to no bonus provision in 2009.

Income Taxes

The provision for income taxes for the third quarter of 2010 was $450,000, or 27.0%, compared to $269,000, or 21.3%, for the third quarter of 2009. The provision for income taxes for the first nine months of 2010 was $3.6 million, or 30.5%, compared to $507,000, or 17.1% for the first nine months of 2009. The increase in the effective tax rate for the third quarter and first nine months of 2010 is primarily due to the increase in taxable income at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2010 are as follows (in thousands):

			2010 Change
	September 30, 2010	December 31, 2009	Amount	Percent
Total assets	$691,199	$649,340	$41,859	6.5
Interest-bearing deposits	47,388	40,759	6,629	16.3
Federal funds sold	434	448	(14)	(3.1)
Loans, net*	423,339	392,046	31,293	8.0
Securities	146,060	142,424	3,636	2.6
Demand deposits	90,173	89,827	346	.4
Savings, NOW, MMDA deposits	289,023	262,629	26,394	10.1
CD’s $100,000 and over	48,531	42,318	6,213	14.7
Other time deposits	143,996	146,648	(2,652)	(1.8)
Total deposits	571,723	541,422	30,301	5.6
Short-term borrowings	24,950	406	24,544	NM
Long-term borrowings	15,310	39,810	(24,500)	(61.5)
Stockholders’ equity	71,301	64,485	6,816	10.6

*	Includes loans held for sale

At September 30, 2010, total assets were $691.2 million, an increase of $41.9 million from December 31, 2009. The increase is primarily attributable to the purchase on March 19, 2010, of approximately $72.3 million in total assets of ANB. Since acquisition, out-of-state time deposits have been redeemed, reducing total time deposits acquired and available cash on hand.

Average total assets increased $145.9 million, or 26.3%, to $699.8 million from the third quarter of 2009. Average total gross loans increased to $432.2 million, an increase of $99.5 million from the same quarter last year. The increase is largely the result of the acquisition of CNB on December 31, 2009 with $59.2 million in loans acquired. The loans acquired from CNB consisted of $22.6 million in commercial loans and $36.6 million in 1-4 family mortgage loans. In addition, the purchase of ANB’s business added $42.2 million in loans on March 19, 2010. A majority of the loans acquired from ANB were commercial real estate loans. Although commercial real estate loan volume increased throughout 2009 and 2010 as many business borrowers sought out new lenders, outstanding balances for residential mortgages and consumer loans declined. Residential mortgage balances, excluding those acquired from CNB, declined due to increased sales of fixed-rate loans into the secondary market, and consumer loans continued to decline due to the Company’s departure from the indirect lending market in 2006. The excess funds from the slower loan volume were reinvested in securities, which increased to $151.5 million on average in the third quarter of 2010, an increase of $26.2 million from the same quarter last year. In addition, excess funds have been invested in interest-bearing deposits and federal funds sold, which have increased $6.4 million on average, from the same quarter last year.

Average total deposit liabilities increased $130.0 million for the third quarter of 2010 to $580.8 million, compared to an average of $451.0 million for the same quarter last year. Deposits of $75.5 million, including transaction accounts of $22.5 million and $53.0 million in non-transaction accounts, were acquired from CNB in December of 2009, and $64.7 million, including $8.0 million in transaction accounts and $56.7 million in non-transaction accounts, were acquired from ANB in March of 2010. ANB’s deposits included approximately $40.0 million in out-of-state deposits, which the Company did not expect to retain long term. As of September 30, 2010, approximately $17.4 million in average deposits acquired from ANB remain with the Bank as part of the Bank’s strategy to lower the pricing on certain high-rate accounts and manage its overall liquidity position. The Company has experienced little runoff in the deposits acquired from CNB.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Balance at beginning of period	$3,842	$2,912	$3,776	$3,411

Charge-offs:
Commercial and industrial	(77)	(20)	(77)	(206)
Commercial real estate	(9)	(9)	(540)	(574)
Real estate construction	—	—	—	—
Agricultural	—	—	—	(4)
Residential real estate	(84)	(20)	(439)	(130)
Consumer	(44)	(96)	(148)	(347)

Total charge-offs	(214)	(145)	(1,204)	(1,261)

Recoveries:
Commercial and industrial	2	—	4	16
Commercial real estate	55	1	74	8
Real estate construction	2	4	4	7
Agricultural	1	2	6	22
Residential real estate	—	17	9	32
Consumer	22	43	81	124

Total recoveries	82	67	178	209

Net charge-offs	(132)	(78)	(1,026)	(1,052)
Provision for loan losses	225	175	1,185	650

Balance at end of period	$3,935	$3,009	$3,935	$3,009

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Loans accounted for on non-accrual basis	$8,847	$6,857
Accruing loans which are past due 90 days	—	19
Renegotiated loans	—	—
Other real estate owned	3,995	3,455

Total non-performing assets	$12,842	$10,331

Ratios:
Allowance to total loans	0.92%	0.95%
Net charge-offs to average loans (annualized)	0.33%	0.36%
Non-performing assets to total loans and other real estate owned	2.98%	2.95%

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

During the first quarter of 2010, the Company foreclosed on a $1.2 million commercial real estate loan for which specific reserves of $300,000 had been previously allocated. Approximately $300,000 was charged off with the balance of $900,000 transferred to other real estate owned. As of September 30, 2010, there was $6.8 million in small business relationships on nonaccrual. The majority of this amount consisted of nine relationships.

Non–accrual residential real estate loans totaled $1,964,000 with the largest balance being $270,000. Non-accrual consumer loans totaled $111,000, and home equity credit loans totaled $109,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2010 was 74.7%, compared to 73.1% at December 31, 2009 and 75.0% at September 30, 2009. Loans to total assets were 61.8% at the end of the first quarter of 2010, compared to 61.0% at December 31, 2009 and 60.6% at September 30, 2009. At September 30, 2010, the Company had $47.4 million in interest-bearing deposits, most of which was held in on deposit with the Federal Reserve Bank of Cleveland. The Company has $146.1 million in available-for-sale securities that are readily marketable. Approximately 34.2% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 91.5% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with several correspondent banks. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At September 30, 2010 and December 31, 2009, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Risk-Based Capital to Risk-Weighted Assets
Consolidated	$78,202	18.10%	$34,568	8.0%	N/A	N/A
Bank	76,693	17.78	34,514	8.0	$43,142	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	74,267	17.19	17,284	4.0	N/A	N/A
Bank	72,758	16.86	17,257	4.0	25,885	6.0

Tier I Capital to Average Assets
Consolidated	74,267	10.68	27,821	4.0	N/A	N/A
Bank	72,758	10.52	27,660	4.0	34,575	5.0

As of December 31, 2009
Total Risk-Based Capital to Risk-Weighted Assets
Consolidated	$67,338	18.80%	$28,649	8.0%	N/A	N/A
Bank	59,489	16.66	28,568	8.0	$35,710	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	63,927	17.85	14,324	4.0	N/A	N/A
Bank	56,078	15.70	14,284	4.0	21,426	6.0

Tier I Capital to Average Assets
Consolidated	63,927	12.21	20,935	4.0	N/A	N/A
Bank	56,078	10.72	20,931	4.0	26,164	5.0

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

The Bank manages its interest rate risk regularly through its Asset/Liability Committee. The Committee meets on a monthly basis and reviews various asset and liability management information, including, but not limited to, the Bank’s interest rate risk position, liquidity position, projected sources and uses of funds and economic conditions.

The Bank uses simulation models to manage interest rate risk. In the Bank’s simulation models, each asset and liability balance is projected over a two-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a monthly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Bank’s current one-year simulation model under stable rates indicates increasing yields on interest-earning assets will exceed increasing costs of interest-bearing liabilities. This position could have a positive effect on projected net interest margin over the next twelve months.

Prior to this quarter, simulation models were also performed for ramped 100, 200, and 300 basis point increases. Historically, simulation models were also performed for ramped 100, 200 and 300 basis point decreases. However, these decreasing rate changes are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. Beginning this quarter, simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two year period and also for immediate rate shocks. Again, due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at September 30, 2010, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200 and 300 basis points. The Bank is in the process of updating its guidelines for the additional 400 basis point and rate shock changes.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	9/30/10	ALCO Guideline	9/30/10	ALCO Guideline
+ 300	1.06%	± 15%	14.10%	± 20%
+ 200.28		± 10	11.46	± 15
+ 100	-.08	± 5	7.16	± 10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended September 30, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the above risk factor, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010, and available at www.sec.gov. These risk factors could materially affect the Company’s business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

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

NB&T FINANCIAL GROUP, INC.

Date: November 12, 2010	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(SEC File No. 000-23134) Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith