Form 10-K
period 2010-12-31
NB&T FINANCIAL GROUP INC
filed 2011-03-15
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $17.00 per share on June 30, 2010, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $40,748,745. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by The National Bank and Trust Company (the “Bank”) as trustee with respect to which the Bank has sole or shared voting or dispositive power. As of March 2, 2011, 3,424,162 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Proposal 1: Election of Directors;

2. Section 16(a) Beneficial Ownership Reporting Compliance;

3. Compensation of Executive Officers and Directors;

4. Voting Securities and Ownership of Certain Beneficial Owners and Management;

5. Certain Relationships and Related Transactions; and

6. Proposal 2: Ratification of Selection of BKD, LLP as the Independent Registered Public Accounting Firm

PART I

Item 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial” or the “Company”), an Ohio corporation, is a financial holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business primarily in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund loans secured by residential and non-residential real estate, commercial and agricultural loans and consumer loans, including automobile loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank also has a trust department with assets under management of approximately $172.2 million. As of December 31, 2010, the Bank had 217 employees.

On March 19, 2010, the Bank assumed all the deposits and acquired certain assets and other liabilities of American National Bank in Parma, Ohio, from the Federal Deposit Insurance Corporation, pursuant to the terms of a purchase and assumption agreement. As part of the acquisition, the Bank and the FDIC entered into loss-sharing agreements that collectively cover approximately $48.2 million of assets, consisting almost entirely of commercial real estate and commercial and industrial loans.

On January 8, 2010, the Bank sold its wholly-owned subsidiary, NB&T Insurance Agency, Inc. (“NB&T Insurance”), which had three locations, with its principal office in Wilmington, Ohio. NB&T Insurance sells a full line of insurance products, including property and casualty, life, health, and annuities. NB&T Insurance Group, Inc., another wholly-owned subsidiary of the Bank, then obtained a license to sell insurance. NB&T Insurance Group, Inc. offers annuities and, through a third-party, brokerage services to the Bank’s customers.

On December 31, 2009, Community National Corporation (“CNC”) merged into NB&T Financial and CNC’s subsidiary, Community National Bank (“CNB”), located in Franklin, Ohio, merged into the Bank. The merger added approximately $86 million to the Company’s assets and $76 million in deposits. CNB had five branches located in Warren, Montgomery and Butler counties in Ohio. NB&T Financial paid $3.6 million in cash and issued 237,582 shares of NB&T Financial in exchange for all of the outstanding common shares of CNC.

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

Lending Activities

General. The Bank’s income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans. Please refer to Table 7 on page 24, which summarizes the loan portfolio mix.

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

Trust Services

The Bank received trust powers in 1922 and had approximately $172.2 million in assets under management at December 31, 2010 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

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

Bank Holding Company Regulation

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2010. For NB&T Financial’s capital ratios, see Note 17 to the Consolidated Financial Statements in Item 8. The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking supervision (the “Basel Committee”). In December 2010, the Basel Committee released a new framework, referred to as “Basel III.” The banking regulators are considering the extent to which they will apply the Basel III principles to smaller financial institutions, such as NB&T Financial and the Bank.

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

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better. NB&T Insurance Group, Inc. is a financial subsidiary.

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2010.

The FRB must approve the application of a bank holding company to acquire any bank or savings association. The Company’s ability to pay dividends to its shareholders may be restricted. Current FRB policy requires bank holding companies to act as a source of financial strength to its banking subsidiaries. Under this policy, the FRB may require the Company to commit resources or contribute additional capital to the Bank, which could restrict the amount of cash available for dividends to the Company’s shareholders. The FRB has issued guidance on the payment of dividends by bank holding companies, which includes conditions under which bank holding companies must provide advance notification of their intentions to declare and pay dividends.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2010. For the Bank capital ratios, see Note 17 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2010, met the standards for the highest capital category, a well-capitalized bank.

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

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank’s unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association’s unimpaired capital and surplus, if the additional amount is fully secured by certain forms of “readily marketable collateral”. Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including NB&T Financial, must comply with Sections 23A and 23B of the Federal Reserve Act.

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC is authorized to establish annual assessment rates for deposit insurance. The FDIC has established a risk-based assessment system for members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution. Insurance of deposits may be terminated by the FDIC if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency. On February 7, 2011, the FDIC issued final regulations, effective April 1, 2011, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment for larger institutions and the assessment rate schedules. The effect of such changes on NBTF has not yet been determined.

Federal Reserve Board. The Federal Reserve Act requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2010, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $9.1 million at December 31, 2010. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

Insurance Agency Regulation

The Bank’s insurance agency subsidiary is subject to insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

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

Beginning in the latter half of 2007 and continuing into 2010, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although some improvements have occurred, housing prices are still depressed and continue to decline in some markets and unemployment remains high compared to levels prior to the recession.

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

The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition and results of operations.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new law will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years.

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

In addition, revenue on interchange fees may decrease as a result of the level of fees the Federal Reserve deems “reasonable and proportional” when it establishes regulations on the amount of interchange fees that can be charged to merchants for electronic debit card transactions. The Federal Reserve has proposed two alternative fee standards and rules prohibiting network exclusivity arrangements and routing restrictions. Although the fee standards would not apply to any company that, together with its affiliates, has assets of less than $10.0 billion, such as the Company, competition and other market forces may result in a loss of revenue to the Company from these fees.

In addition, the FDIC has recently issued guidance prescribing the order in which Banks may process customer debit items and imposing limits on the overdraft fees Banks may charge. Currently, these limits only apply to banks governed by the FDIC but may eventually impact all banks. These limitations could negatively impact the Company’s earnings.

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act will have on us and the rest of our industry, it is possible that our non-interest income could decrease, both our interest expense and our non-interest expense could increase, deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. We expect that our operating and compliance costs will increase and could adversely affect our financial condition and results of operations.

Adverse changes in the financial markets may adversely impact our results of operations.

The global financial markets have experienced increased volatility and an overall loss of investor confidence in recent years. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads.

Over the last few years, structured investments, like our collateralized debt obligations, have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles. These conditions have resulted in our recognizing impairment charges on certain investment securities during 2010 and 2009. Given recent market conditions and changing economic factors, we may be required to recognize additional impairment changes on securities held in our investment portfolio in the future.

We may not be able to access capital when needed.

We are required by regulatory authorities to maintain specified levels of capital. Should we experience significant loan losses, we may need additional capital. In addition, we may elect to raise additional capital to support our business, to finance acquisitions, if any, or for other purposes. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control. There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us. If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2010, 70% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction, installment and agricultural loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that does not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

Changes in our local economy resulting from the departure of a large employer may adversely affect our financial condition and results of operations.

DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) and ABX Air, Inc. (“ABX Air”), employed more people in Clinton County than any other employer. DHL decided to outsource its United States transportation and sorting services to another company. This loss of jobs has had a significant short-term, negative impact on the local economy. The long-term impact is still unknown as severance and unemployment benefits expire. Opportunities to lend and raise deposits could be reduced. In addition, delinquencies, defaults and losses on existing loans could increase and deposits decrease as customers use savings to pay bills or move to find different jobs. The Trust Department could also lose accounts as residents leave the area, reducing the Bank’s income from the Trust Department.

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

During the last three years, there have been higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent, and the unlimited coverage of non-interest bearing transactions accounts has been extended until December 31, 2012.

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

On February 7, 2011, the FDIC issued final regulations, effective April 1, 2011, as required by the Dodd-Frank Act to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment for larger institutions and the assessment rate schedules. The effect of such changes on our future assessments has not yet been determined.

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

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” included in the section of our 2010 Annual Report captioned “Critical Accounting Policies” on pages 30 and 31.

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

Our articles of incorporation and code of regulations contain provisions, including a staggered board of directors and a supermajority vote requirement, that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. Moreover, as of March 2, 2011, directors and executive officers controlled the vote of 20.2% of the outstanding common shares of NB&T Financial in addition to the 3.7% of the outstanding shares with respect to which the Bank controls the vote as trustee and an additional 27.7% owned by relatives of a director. The provisions in our articles and code of regulations and the percentage of voting control by NB&T Financial affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

Future expansion may adversely affect our financial condition and results of operations.

We may acquire other financial institutions or parts of institutions in the future and may open new branches. We also may consider and enter into new lines of business or offer new products or services. Expansions of our business involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions;

•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions;

•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;

•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	entry into unfamiliar markets;

•	the introduction of new products and services into our existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

The Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in the above risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are required to be disclosed by applicable securities laws or regulations.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

NB&T Financial and the Bank own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The Bank also owns or leases 23 full-service branch offices and one remote drive-through ATM facility, all of which are located in Brown, Clermont, Clinton, Highland, Montgomery, Warren and Cuyahoga counties in Ohio. The Bank owns a building at 1600 West Main Street, Wilmington, Ohio, which serves as an operation center for the Bank and is leased in part to the insurance agency sold by the Bank in early 2010.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,424,162 common shares of the Company outstanding on December 31, 2010 held by approximately 407 registered shareholders of record, and approximately an additional 463 beneficial owners holding their shares in the names of brokers, banks and depositories. Dividends per share declared were $.30 per share for the fourth quarter of 2010, $0.29 per share in the first three quarters of 2010, and $0.29 per share in each quarter in 2009 and 2008.

The Company’s shares trade on the NASDAQ Capital Market under the symbol NBTF. The following table summarizes the quarterly common stock prices and dividends declared for the last two years.

	2010			2009
	High	Low	Dividend	High	Low	Dividend
Fourth Quarter	$27.06	$18.72	$0.30	$17.25	$15.01	$0.29
Third Quarter	20.25	16.50	0.29	20.25	16.50	0.29
Second Quarter	18.50	17.00	0.29	18.50	17.00	0.29
First Quarter	18.00	15.00	0.29	18.00	15.00	0.29

As a national bank, the Bank is subject to restrictions on the payment of dividends to the Company, which could restrict the ability of the Company to pay dividends. The Bank may not pay a dividend if it would cause the Bank not to meet its capital requirements. In addition, without regulatory approval, the Bank is limited to paying dividends equal to net income to date in the fiscal year plus its retained net income for the preceding two years. The Company’s ability to pay dividends to its shareholders may be restricted. Current FRB policy requires bank holding companies to act as a source of financial strength to its banking subsidiaries. Under this policy, the FRB may require the Company to commit resources or contribute additional capital to the Bank, which could restrict the amount of cash available for dividends to the Company’s shareholders. The FRB has issued guidance on the payment of dividends by bank holding companies, which includes conditions under which bank holding companies must provide advance notification of their intentions to declare and pay dividends.

The Company has an equity plan under which the Company may grant options, restricted stock and stock appreciation rights to selected directors and employees for up to 270,000 common shares of the Company. The Company also has a stock option plan that has been terminated but under which options to purchase shares remain exercisable. Finally, an option to purchase 30,000 shares was awarded to Mr. Limbert upon his employment. These options may be exercised at $20.88, vest over five years and expire in 2016. The following table summarizes the securities authorized for issuance at December 31, 2010 under all equity compensation plans in existence at that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2006 Equity Plan	151,002	$18.51	118,998
1992 Nonqualified Stock Option Plan (Terminated 2006)	67,500	24.79	0
Equity compensation plans not approved by security holders	30,000	20.88	0

Total	248,502	$20.50	118,998

Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 5,871 shares of treasury stock to the NB&T Financial Group, Inc. Employee Stock Ownership Plan (the “ESOP”) on December 31, 2008 for $66,871. The shares were needed to meet dividend reinvestment requirements of the plan. The sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as they were sold to the ESOP Trust, of which the Bank is the Trustee. The proceeds of the sale have been used for general corporate purposes.

Issuer Purchases of Equity Securities

The Company repurchased no common shares during the fourth quarter of 2010.

Performance Graph

The following line graph compares the yearly percentage change in NB&T Financial’s cumulative total shareholder return against the cumulative return of The NASDAQ Composite Index, which includes all Nasdaq domestic and international based common type stocks listed on The NASDAQ Stock Market, and an index of banks with total assets of $500 million to $1 billion. The graph assumes the investment of $100 on December 31, 2005. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of NB&T Financial’s common shares at the end and at the beginning of the measurement period; by (ii) the price of NB&T Financial’s common shares at the beginning of the measurement period.

NB&T FINANCIAL GROUP, INC.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
NB&T Financial Group, Inc.	100.00	102.28	104.89	82.90	100.89	177.85
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.71

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

	2010	2009	2008	2007	2006
Consolidated Statements of Income
Interest income	$31,613	$25,916	$28,828	$32,947	$34,096
Interest expense	7,333	7,475	10,353	14,276	15,795

Net interest income	24,280	18,441	18,475	18,671	18,301
Provision for loan losses	1,610	1,550	400	135	1,330
Non-interest income	16,397	9,924	8,236	8,240	7,852
Non-interest expense	26,458	22,481	21,679	21,316	23,312

Income before income taxes	12,609	4,334	4,632	5,460	1,511
Income taxes	3,800	297	801	1,028	(345)

Net income	$8,809	$4,037	$3,831	$4,432	$1,856

Per Share Data
Basic earnings per share	$2.58	$1.28	$1.22	$1.39	$0.58
Diluted earnings per share	2.58	1.28	1.22	1.39	0.58
Dividends per share	1.17	1.16	1.16	1.12	1.08
Book value at year end	20.74	18.91	18.52	18.52	18.01
Weighted average shares outstanding—basic	3,411	3,154	3,143	3,188	3,175
Weighted average shares outstanding—diluted	3,414	3,154	3,143	3,190	3,176

Consolidated Balance Sheets (Year End)
Total assets	$690,618	$649,340	$524,841	$518,922	$555,182
Securities	133,855	142,424	87,908	89,285	82,896
Loans, including loans held for sale	414,978	395,548	336,184	357,763	410,221
Allowance for loan losses	3,714	3,776	3,411	3,594	4,762
Deposits	584,373	541,422	420,728	420,254	453,268
Long-term debt	15,310	39,810	39,810	34,810	36,748
Total shareholders’ equity	71,019	64,485	58,791	58,883	58,223

Selected Financial Ratios
Return on average assets	1.27%	0.74%	0.73%	0.82%	0.30%
Return on average equity	12.65	6.76	6.49	7.53	3.21
Dividend payout ratio	45.35	90.63	95.08	80.58	186.21
Net interest margin	3.83	3.70	3.84	3.78	3.26
Non-interest expense to total revenue	65.04	79.26	81.16	79.21	89.14
Average loans to average total assets	60.53	60.83	65.19	71.62	69.34
Average equity to average total assets	10.04	10.93	11.21	10.94	9.48
Total risk-based capital ratio (at year end)	18.36	16.87	18.80	17.69	15.69
Ratio of non-performing loans to total loans	2.65	1.74	0.95	0.55	2.04
Ratio of loan loss allowance to total loans	0.89	0.95	1.01	1.00	1.16
Ratio of loan loss allowance to non-performing loans	34	55	107	181	57
Net charge-offs to average loans	0.40	0.36	0.17	0.34	0.15

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2010 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2010 and 2009 and for the three years ended December 31, 2010.

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

RESULTS OF OPERATIONS

PURCHASE AND ASSUMPTION OF AMERICAN NATIONAL BANK

On March 19, 2010, the Company acquired through the Bank, the banking operations of ANB, based in Parma, Ohio, under a Purchase and Assumption agreement with the FDIC. The Office of the Comptroller of the Currency declared ANB closed and appointed the FDIC as receiver. The Bank did not pay the FDIC a premium for the deposits of ANB. In addition to assuming all of the deposits of the failed bank, the Bank agreed to purchase essentially all of the assets. The book value of the net assets of ANB were acquired from the FDIC at a $10.0 million discount. The acquisition did not include the mortgage servicing business conducted by ANB by its division Leader Financial Services. The FDIC and the Bank entered into a loss-share transaction on $48.2 million of ANB assets. The Bank will share in the losses on the asset pools covered under the loss-share agreement. Under the loss-share agreement, the Bank shares in 20% of losses for the first $8.0 million in losses and 5% for any losses in excess of $8.0 million.

The transaction resulted in a gain on bargain purchase of $7.6 million for the year ended December 31, 2010, which may change as acquisition date fair values are refined over a period of up to one year following the purchase. The more significant fair value adjustments in our purchase accounting for the purchase and assumption of ANB’s business were to loans and the FDIC loss share receivable. Certain of the loans acquired from ANB have evidence of deterioration since origination, and it is probable that we will not collect all contractually required principal and interest payments. Such credit-impaired loans are recorded at fair value, and the related allowance for loan losses is not carried forward. Of the $42.2 million in loans purchased, $4.2 million were determined to be credit-impaired. The estimation of fair value of credit-impaired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at market rates of interest. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure or troubled debt restructurings, result in removal of the loan from the acquired credit-impaired portfolio at its carrying amount. Because acquired credit-impaired loans are written down to an amount estimated to be collectible, such loans are no longer classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans (that is the new cost basis arising out of our acquisition accounting). Acquired credit-impaired loans are also excluded from the disclosure of loans 90 days or more past due and still accruing interest even though substantially all of them are 90 days or more contractually past due. Under accounting standards, such loans are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield. Loans acquired from ANB but not considered credit impaired are recorded net of an adjustment to reflect market rates and an estimate of potential credit losses for the pool of loans. The allowance for loan losses was not carried forward. The FDIC loss share receivable was estimated based on a review of the credit quality of the loan portfolio and expected losses.

As a result of the application of the new accounting standards related to the purchase of loans from ANB, certain ratios of the combined company cannot be used to compare a portfolio that includes acquired loans against one that does not, (for example, in comparing peer companies), and cannot be used to compare ratios across years, such as comparing 2010 ratios, which include the ANB purchase, against prior periods, which do not. The ratios particularly affected include the allowance for loan losses as a percentage of loans and nonperforming assets, and nonaccrual loans and nonperforming assets as a percentage of loans.

ACQUISITION OF COMMUNITY NATIONAL CORPORATION

On December 31, 2009, the Company acquired Community National Corporation (“CNC”), and its wholly-owned subsidiary, Community National Bank (“CNB”), located in Franklin, Ohio. CNB had five branches located in Warren, Montgomery and Butler counties in Ohio. The Company paid $3.6 million cash and issued 237,582 shares of common stock, which had a market price of $16.30 per share on the acquisition date, totaling $3.9 million.

CNC’s assets and liabilities are included in the consolidated balance sheet at their respective acquisition date fair values. CNC’s year-end assets at fair value totaled $85.9 million. Because the acquisition was completed at the end of 2009, CNC’s results of operations are not included in our 2009 income statement.

Based on the purchase price of $7.4 million and the fair value of net assets acquired of $9.2 million, the transaction resulted in a gain on bargain purchase of $1.8 million for the year ended December 31, 2009. The accounting with respect to the loans acquired from CNC is the same as described with respect to the loans acquired from ANB, although there is no FDIC loss share agreement.

Of the $59.2 million in loans acquired, $3.6 million were determined to be credit-impaired. Generally, loans on nonaccrual status were considered to be credit-impaired. Of CNC’s pre-acquisition non-accrual loans, $2.9 million of such loans were not considered to be nonaccrual at the acquisition date as required under accounting standards.

EXECUTIVE SUMMARY

Net income for 2010 increased to $8.8 million, or $2.58 per share, from net income of $4.0 million, or $1.28 per share, for 2009. This increase is primarily attributable to the increased earning assets and net interest income resulting from the acquisitions of CNC in December 2009 and ANB in March 2010, partially offset by the increased operating expenses related to these acquired branches, and the bargain purchase pre-tax gain of approximately $7.6 million in the FDIC-assisted acquisition of certain of the assets and liabilities of ANB. In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency subsidiary in January 2010.

Net income for 2009 increased to $4.0 million, or $1.28 per share, from net income of $3.8 million, or $1.22 per share, for the year 2008. Net income for the year was up primarily due to recognizing a gain of approximately $1.8 million from the acquisition of CNC on December 31, 2009. This additional income was offset during the year by an increase in the loan loss provision, increased FDIC insurance expense, and CNC acquisition costs.

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2010, setting forth: (i) average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1—NET INTEREST INCOME AND NET INTEREST MARGIN

(Dollars in thousands)

	2010			2009			2008
	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield/ Rate	Interest Earned/ Paid
Assets
Loans (1)	$419,701	6.25%	$26,228	$332,281	6.03%	$20,025	$343,453	6.67%	$22,894
Taxable securities	145,609	3.20	4,662	105,044	4.56	4,787	70,010	5.09	3,577
Tax-exempt securities (2)	12,130	4.84	587	21,365	4.44	948	29,578	4.80	1,425
Deposits in banks	55,795	.24	135	40,337	.39	156	26,808	2.60	700
Federal funds sold	446	.13	1	357	.10	—	11,672	1.99	232

Total interest-earning assets	633,681	4.99	31,613	499,384	5.19	25,916	481,521	5.99	28,828
Non-earning assets	59,644			46,869			45,340

Total assets	$693,325			$546,253			$526,861

Liabilities and Stockholder’s Equity
Non-interest-bearing demand deposits	$93,405	—	—	$67,103	—	—	$60,238	—	—
Interest-bearing demand deposits	110,109	.14	151	91,740	.15	141	79,237	.46	362
Savings deposits	178,167	.44	784	124,554	.58	728	112,195	1.43	1,601
Time deposits	195,668	2.22	4,342	159,892	2.84	4,536	172,696	3.66	6,316
Short-term borrowings	12,164	4.83	588	503	—	—	726	1.31	10
Junior subordinated debentures	10,310	7.08	730	10,310	7.08	729	10,310	7.07	729
FHLB advances	17,563	4.20	738	29,500	4.55	1,341	29,322	4.56	1,335

Total interest-bearing liabilities	523,981	1.40	7,333	416,499	1.79	7,475	404,486	2.56	10,353
Non-interest bearing liabilities	99,701			70,033			63,327
Equity	69,643			59,721			59,048

Total liabilities and equity	$693,325			$546,253			$526,861

Net interest income			$24,280			$18,441			$18,475

Net interest margin		3.83%			3.70%			3.84%

(1)	Includes nonaccrual loans and loan fees.
(2)	Yields are not on a tax equivalent basis.

Net interest income was $24.3 million for 2010, compared to $18.4 million for 2009. Net interest margin increased to 3.83% for 2010, compared to 3.70% for last year. The net interest margin increased primarily due to two factors. First, average loans outstanding for 2010, which had an average rate of 6.25%, increased $87.4 million, largely a result of the CNB and ANB acquisitions. Second, the average cost of interest-bearing liabilities declined from 1.79% in 2009 to 1.40% in 2010 on increased average deposits of $134.1 million. Due to increased liquidity, NB&T was able to lower rates on non-transaction accounts over the last year.

Net interest income was $18.4 million for 2009, compared to $18.5 million for 2008. Net interest margin decreased to 3.70% for 2009, compared to 3.84% for 2008. The net interest margin decreased primarily due to two factors. First, average loans outstanding for 2009 with an average rate of 6.03% decreased $11.2 million due to lower loan demand, and funds were reinvested in investments with an average rate in 2009 of 4.54%. Second, average deposits increased $20.2 million in 2009 and also were invested in the lower yielding investments. As a result, despite average earning assets increasing $21.1 million in 2009, net interest income remained substantially the same in 2009 as 2008, with the net interest margin decreasing.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2010. Changes attributable to rate and volume are allocated to both rate and volume on an equal basis.

TABLE 2—NET INTEREST INCOME—RATE/VOLUME ANALYSIS

(Dollars in thousands)

	Years ended December 31, 2010 vs. 2009 Increase (decrease) due to			Years ended December 31, 2009 vs. 2008 Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$5,329	$874	$6,203	$(877)	$(1,992)	$(2,869)
Securities	1,232	(1,718)	(486)	1,273	(540)	733
Deposits in banks	49	(70)	(21)	201	(745)	(544)
Federal funds sold	—	1	1	(118)	(114)	(232)

Total interest-earning assets	6,610	(913)	5,697	479	(3,391)	(2,912)

Interest expense attributable to:
Interest-bearing deposits	1,361	(1,489)	(128)	212	(3,086)	(2,874)
Short-term borrowings	282	306	588	(2)	(8)	(10)
Junior subordinated debentures	—	—	—	—	1	1
FHLB advances	(521)	(81)	(602)	8	(3)	5

Total interest-bearing liabilities	1,122	(1,264)	(142)	218	(3,096)	(2,878)

Net interest income	$5,488	$351	$5,839	$261	$(295)	$(34)

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $16.4 million in 2010, $9.9 million in 2009 and $8.2 million in 2008. The increase in non-interest income for 2010 is largely due to the bargain purchase gains of $7.6 million from the ANB acquisition and the $1.4 million pre-tax gain on the sale of NB&T’s insurance agency subsidiary. Service charges on deposits increased 18.6% in 2010 due to a larger number of deposit accounts acquired from CNB and ANB and increased daily overdraft fees. Other service charges and fees increased 24.7% in 2010 due to additional fee income on debit card transactions. Due to the sale of the Company’s insurance agency subsidiary, insurance agency commissions declined 83.6% in 2010. The commissions earned of $362,000 relate to brokerage services and annuity sales, a line of business which continues to operate through NB&T Insurance Group, Inc. In addition, in 2010, other income includes approximately $159,000 in servicing income related to loans acquired from ANB and serviced for third-party government-sponsored entities.

In 2009, the Company realized a gain of $1.8 million on the acquisition of CNC on December 31, 2009. Other service charges increased in 2009 largely due to increased check cashing fees from a large construction company working temporarily in the Company’s market area. Other income decreased to $922,000 in 2009 from $1,125,000 in 2008 because 2008’s income included a gain of approximately $116,000 on the mandatory redemption of Visa shares as a result of the Visa initial public offering, as well as a gain of $135,000 on the liquidation of a long-term investment held by the Bank’s insurance agency subsidiary. In addition, the Company’s fee income from its cash management sweeps program declined in 2009 due to a decline in cash management rates.

In addition, the Company recognized an impairment charge of $150,000 in 2009 and $50,000 in 2010 related to the credit impairment on a $1.1 million private-label mortgage-backed security, which has been downgraded by three major bond rating agencies. In 2010, the bond had realized losses of approximately $30,000, which were in line with prior period projections.

TABLE 3—NON-INTEREST INCOME

(Dollars in thousands)

				Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Trust	$936	$882	$937	6.12%	(5.87)%
Service charges on deposits	2,873	2,423	2,352	18.57	3.02
Other service charges	1,659	1,330	1,063	24.74	25.12
Insurance agency commissions	362	2,201	2,252	(83.55)	(2.26)
Net realized gains on calls of available-for-sale securities	—	43	15	NM	186.67
Income from BOLI	479	466	492	2.79	(5.28)
Bargain purchase gain	7,572	1,807	—	319.04	NM
Gain on sale of insurance agency	1,390	—	—	NM	—
Security impairment charge	(50)	(150)	—	(66.67)	NM
Other	1,176	922	1,125	27.55	(18.04)

Total	$16,397	$9,924	$8,236	65.94%	20.19%

Gross gains of $43,000 were realized on premium calls of approximately $2.0 million in municipal bonds in 2009. Gross gains of $15,000 were realized on premium calls of approximately $1,600,000 in municipal bonds in 2008. There were no security sales in 2010, 2009 or 2008.

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years.

TABLE 4—NON-INTEREST EXPENSE

(Dollars in thousands)

				Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Salaries & employee benefits	$13,448	$11,233	$11,847	19.72%	(5.18)%
Occupancy	2,484	1,933	1,992	28.50	(2.96)
Equipment	1,441	1,459	1,639	(1.23)	(10.98)
Data processing	1,651	1,341	1,207	23.12	11.10
Professional fees	1,932	1,825	1,336	5.86	36.60
Marketing	677	623	511	8.67	21.92
Printing, postage and supplies	864	725	803	19.17	(9.71)
State franchise tax	842	772	786	9.07	(1.78)
FDIC Insurance	846	879	99	(3.75)	(787.88)
Amortization of intangibles	396	167	225	137.13	(25.78)
Other	1,877	1,524	1,234	23.16	23.50

Total	$26,458	$22,481	$21,679	17.69%	3.70%

Total non-interest expense was $26.5 million for 2010, compared to $22.5 million for 2009, with the increase primarily due to the recent acquisitions. Personnel and occupancy costs have increased with the additional costs associated with six new branches. In addition, personnel expenses were higher in 2010, compared to 2009, due to the early release of the unallocated shares in the Company’s ESOP plan in 2010 which resulted in additional personnel expense of approximately $213,000. The Company also recognized bonus expense in 2010 of approximately $1.4 million with only $7,000 bonus expense in 2009. Data processing expense is up approximately 23.1% due to the system conversions and the number of accounts processed. Postage and supplies expenses also increased approximately 19.1% in 2010 due to the increased number of accounts from acquisitions. Amortization expense increased in 2010 due to the core deposit intangibles associated with both acquisitions. Other expense increased approximately 23.2 % in 2010 largely due to the prepayment penalty of approximately $416,000 on the early payoff of $12.5 million in FHLB debt.

Salaries and benefits expense decreased 5.2% in 2009 due to a reduction in employee bonuses. Data processing fees have increased over the last two years due to increased debit card processing transactions. Professional fees increased 37% in 2009 due to acquisition-related costs of $367,000 and conversion costs of $166,000 related to the acquisition . Marketing expense increased 21.9% in 2009 due to the Company engaging an outside agency to manage its marketing activities in 2009. In addition, the Company sent more direct mail in 2009 related to its new customer overdraft program. Printing, postage and supplies expense declined in 2009 as the Company implemented cost-saving measures with several of its suppliers. Amortization expense declined in 2009 due to the full amortization of an intangible related to an insurance agency acquisition in 2001. Other expenses were higher in 2009 due to increased expenses on other real estate owned properties of $177,000, compared to 2008.

INCOME TAXES

In 2010, the effective tax rate was 30.1%, compared to 6.9% in 2009. The increase in the effective tax rate is primarily due to the increase in taxable income at the full 34% marginal rate. In addition, the gain on bargain purchase relating to the acquisition of CNC in 2009 was exempt from taxes.

FINANCIAL CONDITION

ASSETS

Total assets increased from $649.3 million at December 31, 2009 to $690.6 million at December 31, 2010. Approximately $39.7 million of the increase is due to the assets added as part of the acquisition of ANB in March 2010. Loan volume continued to be slow in 2010 with total loans, including loans held for sale, only increasing $19.2 million from December 31, 2009 to December 31, 2010, despite the $38.8 million in loan balances acquired from ANB and still outstanding at December 31, 2010. Although commercial real estate loan volume increased in 2009 as many business borrowers sought out new lenders, outstanding balances for commercial and industrial, residential mortgages and consumer loans declined. Residential mortgage balances declined due to increased sales of fixed-rate loans into the secondary market, and consumer loans continued to decline due to the Company’s 2006 departure from the indirect lending market. The excess funds from the slower loan volume were maintained in short-term interest-bearing deposits, which increased to $72.7 million at December 31, 2010 from $40.8 million at December 31, 2009.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on amortized cost, at the dates indicated:

TABLE 5—SECURITIES PORTFOLIO

(Dollars in thousands)

	At December 31,
	2010	2009	2008
Securities available for sale:
U.S. Government sponsored entities	$21,081	$14,633	$10,576
U.S. Government agency and sponsored entity mortgage-backed securities	82,346	95,298	44,463
Other mortgage-backed securities	9,929	13,030	8,467
Municipals	17,040	17,431	24,156

Total securities available for sale	$130,396	$140,392	$87,662

At December 31, 2010, the securities portfolio decreased to $130.4 million. The Company experienced increased pay downs of $25.0 million in its mortgage-backed securities portfolio in 2010 with proceeds reinvested in U.S. Government agency and sponsored entity mortgage-backed securities.

At December 31, 2009, the securities portfolio increased significantly to $140.4 million. Securities of $11.8 million were acquired as part of the CNC acquisition. The Company continued to experience increased calls of municipal securities in 2009 with approximately $8.3 million in bonds called with proceeds reinvested in mortgage-backed securities. In addition, excess funds from increased deposits and slowed loan volume were reinvested in U.S. Government agency and sponsored entity mortgage-backed securities in 2009.

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2010. Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. U.S. Government agency and sponsored entity notes, as well as municipal securities, are categorized based on contractual maturity. Yields do not include the effect of income taxes.

TABLE 6—SECURITIES PORTFOLIO REPRICING

(Dollars in thousands)

	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Government sponsored entity notes	$21,081	.47%	$—	—%	$—	—%	$—	—%	$21,081	.47%
U.S. Government agency and sponsored entity mortgage-backed securities	9,162	4.26	69,594	4.38	3,590 8	5.17	—	—	82,346	4.50
Other mortgage-backed securities	26	5.07	7,729	5.33	2,174	—	—	—	9,929	4.16
Municipals	1,000	5.00	4,421	4.03	4,333	4.29	7,286	4.90	17,040	4.52

Total securities available for sale	$31,269	1.73	$81,744	4.18	$10,097	4.53	$7,286	4.90	$130,396	3.68

LOANS

Table 7 shows loans outstanding at period end by type of loan. Commercial and industrial loans declined from $76.2 million in 2006 to $65.3 million in 2010. The decline in the commercial and industrial loan portfolio has been largely offset by an increase in commercial real estate loans, which increased from $87.0 million in 2006 to $177.6 million in 2010. At December 31, 2010, total commercial and industrial and commercial real estate loans were up $51.4 million from December 31, 2009 with $37.8 million of the increase due to the ANB acquisition. Commercial real estate loan demand was higher in 2010 due to more borrowers seeking out new commercial lenders. One of the Bank’s primary target markets continues to be commercial lending to small- to medium-sized companies with established track records in the Company’s market area. There was an increase in agricultural loan balances in 2010 of approximately $3.2 million.

Residential real estate loans decreased $28.7 million to $124.5 million from December 31, 2009 to December 31, 2010 due to decreased originations of adjustable-rate mortgages retained in the Company’s portfolio and increased sales of fixed-rate mortgages into the secondary market. In addition, the Company began selling mortgage loans with servicing retained in 2009, which allows the Company to maintain its relationship with the customer while controlling its level of longer-term, fixed-rate assets. Home equity loans remained relatively unchanged at December 31, 2010 and December 31, 2009. Currently, the Company has approximately $5.5 million in residential real estate loans with a loan-to-value ratio, based on original appraised value, greater than 80% for which private mortgage insurance has not been required. The Company does not offer residential real estate loan products with negative amortization.

Installment loans decreased $5.5 million to $10.5 million in 2010 from $16.0 million at December 31, 2009. Most of this decline is the result of the Company discontinuing its indirect lending activity in 2006.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2010, the highest commercial lending concentration was in commercial rental real estate properties at 20.2% of the total commercial loan portfolio.

TABLE 7—LOAN PORTFOLIO

(Dollars in thousands)

	At December 31,
	2010	2009	2008	2007	2006
Commercial & industrial	$65,304	$58,013	$52,490	$62,455	$76,182
Commercial real estate	177,640	133,545	96,755	95,801	87,018
Real estate construction	5,029	6,732	6,064	9,203	19,958
Agricultural	31,354	28,130	26,265	24,910	22,916
Residential real estate	124,497	153,172	130,091	124,849	140,083
Installment	10,510	15,995	24,440	40,552	64,204
Deferred net origination costs	(44)	(39)	(89)	(7)	(140)

Total	$414,290	$395,548	$336,016	$357,763	$410,221

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2010, which, based on contractual maturities, are due in each of the periods indicated. The table also sets forth the amounts of loans due after one year from December 31, 2010, divided into those that have predetermined rates and those that have floating or adjustable rates.

TABLE 8—LOAN MATURITIES AND PRICE SENSITIVITY

(Dollars in thousands)

	Due in 1 Year or Less	Due After 1 Year to 5 Years	Due after 5 Years	Total
Commercial and industrial	$19,021	$16,397	$29,886	$65,304
Commercial real estate	714	18,852	158,074	177,640
Real estate construction	1,650	2,165	1,214	5,029
Agricultural	12,857	3,591	14,904	31,354

Total	$34,242	$41,005	$204,078	$279,327

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and industrial	$14,873	$50,431	$65,304
Commercial real estate	21,085	156,555	177,640
Real estate construction	297	4,732	5,029
Agricultural	3,800	27,554	31,354

Total	$44,078	$239,273	$279,327

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31 for each of the last five years:

TABLE 9—NON-PERFORMING ASSETS

(Dollars in thousands)

	2010	2009	2008	2007	2006
Non-accrual loans	$9,490	$6,857	$2,982	$1,729	$8,365
Accruing loans 90 days or more past due	1,037	19	200	253	0
Renegotiated loans	457	—	0	0	0
Other real estate owned	4,254	3,455	321	176	1,154

Total non-performing assets	$15,238	$10,331	$3,503	$2,158	$9,519

RATIOS
Non-performing assets to total loans and other real estate owned	3.63%	2.59%	1.04%	.60%	2.31%
Ratio of loan loss allowance to non-performing loans	34%	55%	107%	181%	57%

The Company’s policy is to place a commercial loan on non-accrual status when it reaches 90 days past due and any of the following conditions exist: 1) the borrower cannot meet the payment obligations under the loan; 2) full payment of principal and interest is not expected; 3) the borrower has filed for bankruptcy and a plan of reorganization or liquidation is not imminent; or 4) foreclosure action has been initiated. All other loans are typically placed on non-accrual status when legal action or charge-off is anticipated but no later than 120 days past due. The amount of non-accrual loans was $9.5 million at year-end 2010, compared to $6.9 million at year-end 2009. The increase is primarily due to an increase in non-performing loans from the acquired CNB and ANB portfolios. Of the $6.9 million in commercial nonaccrual loans, $4.0 million in outstanding balances relates to eight commercial loans secured by commercial real estate and one commercial loan of $338,000 secured by accounts receivable and equipment. Nonaccrual loans secured by one- to four -family mortgages represent $2.4 million, or 24 loans, with the largest loan balance being $270,000. Although the ratio of loan loss allowance to non-performing loans has declined from 107% at December 31, 2008 to 34% at December 31, 2010, the specific analysis of projected cash flows from business operations and estimated collateral values indicates the specific reserves on these loans are adequate. In addition, approximately $1.4 million in nonaccrual loans and $324,000 in other real estate owned at December 31, 2010 are covered under the FDIC loss share agreement.

At December 31, 2010, other real estate owned was $4.3 million, compared to $3.5 million at December 31, 2009. Approximately $1.9 million and $320,000 relates to properties obtained in the CNC and ANB acquisitions, respectively. Other real estate owned consisted of several residential properties, three undeveloped residential development lots and one commercial lot purchased for future branch expansion.

No interest income was recognized in 2010 on non-accrual loans outstanding at December 31, 2010. Had the non-accrual loans been accruing, the interest income recognized would have been approximately $636,000. Interest income of $19,000 was recognized in 2010 on accruing, restructured loans outstanding at December 31, 2010.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for 2010 was $1,610,000, compared to $1,550,000 in 2009. For the year, net charge-offs were $1,672,000 in 2010, compared to $1,185,000 in 2009. During the first quarter of 2010, the Company foreclosed on a $1.2 million commercial real estate loan for which specific reserves of $300,000 had been previously allocated. Approximately $300,000 was charged off with the balance of $900,000 transferred to other real estate owned. In addition, net charge-offs on residential real estate loans increased approximately $320,000 in 2010, due to declining home values. This increase was offset by a reduction of approximately $143,000 in net charge-offs on installment loans, a portfolio which is declining.

The provision for loan losses for 2009 was $1,550,000, compared to $400,000 in 2008. For the year, net charge-offs were $1,185,000 in 2009, compared to $583,000 in 2008. Charge-offs in 2009 included one loan charged off for $511,000 for which $300,000 in specific reserves had been previously allocated. In the fourth quarter of 2009, two commercial real estate loans totaling approximately $2.2 million became delinquent and non-accrual. The provision for loan losses was increased to add specific loan reserves and increase the general allowance due to estimating the impact of current economic conditions based on recent delinquency trends in the commercial real estate portfolio.

Table 10 shows selected information relating to the Company’s allowance for loan losses. The allowance is maintained to absorb probable incurred losses in the portfolio. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb future loan losses, a provision for loan losses is recorded to increase the allowance. Loans deemed not collectible are charged off and deducted from the reserve. Recoveries on loans previously charged off are added to the reserve.

TABLE 10—ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2010	2009	2008	2007	2006
Balance at beginning of period	$3,776	$3,411	$3,594	$4,762	$4,058
Charge-offs:
Commercial and industrial	(102)	(206)	(69)	(140)	(39)
Commercial real estate	(1,071)	(616)	(155)	(826)	(195)
Real estate construction	—	—	—	—	—
Agricultural	—	(4)	—	(17)	(29)
Residential real estate	(500)	(172)	(124)	(123)	(148)
Installment	(207)	(425)	(530)	(658)	(806)

Total charge-offs	(1,880)	(1,423)	(878)	(1,764)	(1,217)

Recoveries:
Commercial and industrial	5	18	22	39	55
Commercial real estate	81	18	50	118	94
Real estate construction	—	—	—	—	—
Agricultural	8	22	34	13	22
Residential real estate	17	36	32	76	37
Installment	97	144	157	215	383

Total recoveries	208	238	295	461	591

Net charge-offs	(1,672)	(1,185)	(583)	(1,303)	(626)
Provision for loan losses	1,610	1,550	400	135	1,330

Balance at end of period	$3,714	$3,776	$3,411	$3,594	$4,762

Ratio of net charge-offs to average loans outstanding during the period	0.40%	0.36%	0.17%	0.34%	0.15%

Average loans outstanding	$419,701	$332,287	$343,453	$385,370	$422,452

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

Table 11 shows the allocation of the allowance for loan losses as of December 31, 2010. In 2009, more of the allowance was specifically allocated to the commercial real estate portfolio due to declining real estate values and increased uncertainties around the ability of certain borrowers to repay their mortgage loans. The decline in commercial real estate values stabilized somewhat in 2010, although outstanding balances in commercial real estate loans increased 33% from December 31, 2009 to December 31, 2010, leading to a higher percentage allocated to commercial real estate loans.

TABLE 11—ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2010	2009	2008	2007	2006
Commercial and industrial	$474	$481	$194	$221	$989
Commercial real estate	2,057	2,465	1,688	2,064	2,265
Real estate construction	—	3	4	3	36
Agricultural	184	112	39	20	44
Residential real estate	865	506	1,210	621	369
Installment	134	209	276	362	721
Unallocated	—	—	—	303	338

Total	$3,714	$3,776	$3,411	$3,594	$4,762

Percent of loans in each category to total loans
Commercial and industrial	13%	14%	15%	17%	19%
Commercial real estate	55	34	29	27	21
Real estate construction	—	2	2	3	5
Agricultural	5	7	8	7	5
Residential real estate	23	39	39	35	34
Installment	4	4	7	11	16
Other	0	0	0	0	0

Total	100%	100%	100%	100%	100%

OTHER ASSETS

In September 2000, $10 million was used to purchase bank owned life insurance with a cash surrender value that increases tax-free at an adjustable rate. At December 31, 2010, the cash surrender value was $15.0 million.

At December 31, 2010, core deposit intangibles were $1,183,000, of which $889,000 million relates to the CNC acquisition and $228,000 relates to the ANB acquisition, and goodwill was $3.6 million. Approximately $657,000 in intangible assets outstanding at December 31, 2009 was related to the Company’s insurance agency subsidiary, which was sold in January 2010. The core deposit intangibles are amortized over the expected life of the related core deposits, and the goodwill is tested annually for impairment.

In 2010 and 2009, no goodwill was expensed due to impairment of value. The decline in value from $3.8 million at December 31, 2009 to $3.6 million at December 31, 2010 was a result of the sale of the insurance agency subsidiary. In both years, most publicly-traded financial institutions experienced a significant decline in the market value of their stock due to the global financial crisis, including the Company. Management considered the market value of the stock in evaluating goodwill impairment, but also evaluated the economic value of equity using discounted cash flows and recent acquisition prices for community-oriented banks. Both the economic value calculation and comparison with acquisition prices exceeded the book value of the Company, including the goodwill. As a result, management concluded no goodwill needed to be expensed due to impairment of value. At December 31, 2010, the market value of the Company’s stock was $27.06, which exceeded its book value of $20.74.

DEPOSITS

Table 12 presents a summary of period end deposit balances. Total deposits increased in 2010 $43.0 million to $584.4 million at December 31, 2010 with $16.6 million attributable to the ANB acquisition. The remaining growth was in the Company’s demand, NOW, savings and money market accounts as consumers and businesses sought to keep funds more liquid. Excluding the ANB acquisition, demand deposits increased $11.1 million in 2010, with most of that growth in business and public fund checking accounts. NOW accounts grew $2.0 million in 2010, savings grew $4.4 million and money market accounts experienced the most significant growth of $17.8 million. The Company’s money market rates were higher than the cash management sweeps rates throughout 2010, and some customers moved funds from the cash management sweep program to the Company’s money market accounts. In addition, time deposits declined $2.1 million in 2010 as customers moved to shorter-term, more liquid deposits.

Total deposits increased $120.7 million in 2009 to $541.4 million at December 31, 2009 with $75.5 million attributable to the CNC acquisition. The remaining growth was in the Company’s demand, NOW, savings and money market accounts as consumers and businesses sought to keep funds more liquid. Excluding the CNC acquisition, demand deposits increased $7.4 million in 2009, with most of that growth in business checking accounts. NOW accounts grew $14.3 million in 2009, savings grew $7.3 million and money market accounts experienced the most significant growth of $33.9 million. The Company’s money market rates were higher than the cash management sweeps rates throughout the last half of 2009, and some customers moved funds from the cash management sweep program to the Company’s money market accounts. In addition, time deposits declined $17.5 million in 2009 as customers moved to shorter-term, more liquid deposits.

Throughout the last three years, the Federal Reserve Board maintained lower managed interest rates throughout the country. The accounts immediately affected by lower rates were NOW and money market accounts. For certificates of deposit, the decline in rates did not occur as quickly due to the timing of maturities. Additionally, other banks in some of our markets maintained higher rates to meet their liquidity needs. Although we experienced some loss in accounts due to higher competitive rates, the impact on our core deposits was minimal. Core deposits remained at 91.7% and 92.2% of total deposits at December 31, 2010 and 2009. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company had approximately $981,000 of brokered deposits at December 31, 2010 through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS allows the Bank to offer FDIC insurance to local certificate customers in excess of the $250,000 limit through a national relationship with other banks. The amount of deposits currently from outside the Company’s market area is not significant.

TABLE 12—DEPOSITS

	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$105,187	18%	$89,827	17%	$65,969	16%
NOW	108,944	19	105,801	20	81,516	19
Savings	65,345	11	56,820	10	32,535	8
Money market	118,484	20	100,008	18	66,038	16
CD’s less than $100,000	138,196	24	146,648	27	142,730	34
CD’s $100,000 and over	48,217	8	42,318	8	31,940	7

Total	$584,373	100%	$541,422	100%	$420,728	100%

The following table sets forth the dollar amount of time deposits maturing in the periods indicated:

TABLE 13—MATURITY OF TIME DEPOSITS

(Dollars in thousands)

	$100,000 or More	Less than $100,000	Total
Three months or less	$10,367	$19,907	$30,274
Over 3 months to 6 months	11,742	26,347	38,089
Over 6 months to 12 months	9,282	32,813	42,095
Over twelve months	16,826	59,129	75,955

Total	$48,217	$138,196	$186,413

OTHER BORROWINGS

At December 31, 2010, the Bank had outstanding $17.0 million of total borrowings from the FHLB. One advance of $12.0 million has an interest rate of 4.99% and matured in January 2011. The Company paid off the advance with existing overnight funds. In addition, the Bank has a $5.0 million advance at a fixed rate of interest of 2.82%, which matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment.

At December 31, 2010, the Company’s other short-term borrowings consisted of $779,000 in treasury demand notes. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated:

TABLE 14 - SHORT-TERM BORROWINGS

(Dollars in thousands)

	December 31,
	2010	2009	2008
Amount of short-term borrowings outstanding at end of period	$12,779	$406	$1,693
Maximum amount of short-term borrowings outstanding at any month end during period	$25,323	$918	$1,777
Average amount of short-term borrowings outstanding during period	$12,164	$503	$675
Weighted average interest rate of short-term borrowings during period	4.83%	0.12%	1.31%
Weighted average interest rate of short-term borrowings at end of period	4.92%	0.00%	.12%

On June 25, 2007, the Company participated in a securities sale commonly referred to as a “pooled trust preferred securities offering”. In that offering, the Company issued to a trust controlled by the Company $10.3 million in thirty-year debt securities. These securities have a fixed rate of 7.071% through September 6, 2012 and thereafter at the rate of 1.50% over the three-month LIBOR rate. The securities issued by the Company are classified as Tier I capital for regulatory purposes, and the interest is deductible for federal income tax purposes.

The Company has a line of credit of $30.0 million with the Federal Home Loan Bank of Cincinnati and two lines of credit with two other correspondent banks totaling $14.0 million at December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2010, NB&T Financial met all of its capital requirements with a total risk-based capital ratio of 18.36%, a Tier 1 risk-based capital ratio of 17.49%, and a Tier 1 leverage ratio of 10.65%. For further information regarding NB&T Financial’s capital, see Note 17 to the Financial Statements in Item 8 of this annual report.

The Company decided not to participate in the Capital Purchase Program of the Troubled Assets Relief Program, commonly referred to as “TARP”.

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

The loan to deposit ratio at December 31, 2010, was 71.0%, compared to 73.1%% at December 31, 2009. Loans to total assets were 60.1% at the end of 2010, compared to 61.0% at the same time last year. At December 31, 2010, the Company had $72.7 million in interest-bearing deposits, of which $2.0 million was held in fully-insured certificates of deposit with maturities laddered over ninety days to meet short-term funding needs. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 70.8% of the investment portfolio consists of mortgage-backed securities which provide monthly principal and interest cash flow. Approximately 38.7% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 91.7% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with two correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

Prior to this quarter, simulation models were also performed for ramped 100, 200, and 300 basis point increases. Historically, simulation models were also performed for ramped 100, 200 and 300 basis point decreases. However, these decreasing rate changes are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. Beginning with the June 30, 2010 quarter end, simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two year period and also for immediate rate shocks. Again, due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at December 31, 2010, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200 and 300 basis points. The Bank is in the process of updating its guidelines for the additional 400 basis point and rate shock changes.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	Year End 2010	ALCO Guideline	Year End 2010	ALCO Guideline
+ 300.33%		±15%	12.4%	±20%
+ 200	-.17	±10	9.7	±15
+ 100	-.29	± 5	5.9	±10
- 100	NA	± 5	NA	±10
- 200	NA	±10	NA	±15
- 300	NA	±15	NA	±20

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

RECENT LEGISLATION

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new law will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years. For further information about the Dodd-Frank Act, see “Item 1.A. Risk Factors—The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition and results of operations.”

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2010. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Fair Value of Securities—The Company uses the Fair Value Measurements prescribed under the FASB Accounting Standards Codification to value its securities. The ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair value of available-for-sale securities are determined by various valuation methodologies. Level 2 securities include U.S. Government agency securities, mortgage-backed securities, and obligations of political and state subdivisions. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

Goodwill and Other Intangibles—The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition. In 2010 and 2009, most publicly-traded financial institutions experienced a significant decline in the market value of their stock due to the global financial crisis, including the Company. Management considered the market value of the stock in evaluating goodwill impairment, but also evaluated the economic value of equity using discounted cash flows and recent acquisition prices for community-oriented banks. Both the economic value calculation and comparison with acquisition prices exceeded the book value of the Company, including the goodwill. As a result, management concluded no goodwill needed to be expensed due to impairment of value.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2010.

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

/s/ John J. Limbert	/s/ Craig F. Fortin
President & Chief Executive Officer March 15, 2011	Chief Financial Officer March 15, 2011

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NB&T Financial Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 15, 2011

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
Assets
Cash and due from banks	$8,693	$12,392
Interest-bearing deposits	72,678	40,759
Federal funds sold	380	448

Cash and cash equivalents	81,751	53,599

Available-for-sale securities	133,855	142,424
Loans held for sale	688	274
Loans, net of allowance for loan losses of $3,714 and $3,776 at December 31, 2010 and 2009	410,576	391,772
Premises and equipment	20,519	20,455
Federal Reserve and Federal Home Loan Bank stock	10,021	9,847
Earned income receivable	2,909	3,053
Goodwill	3,625	3,825
Core deposits and other intangibles	1,183	1,956
Bank-owned life insurance	15,002	14,522
Other real estate owned	4,254	3,455
FDIC loss share receivable	2,078	—
Other	4,157	4,158

Total assets	$690,618	$649,340

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$105,187	$89,827
Savings, NOW and money market	292,773	262,629
Time	186,413	188,966

Total deposits	584,373	541,422

Short-term borrowings	12,779	406
Long-term debt	15,310	39,810
Interest payable and other liabilities	7,137	3,217

Total liabilities	619,599	584,855

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	12,013	11,765
Retained earnings	60,221	55,390
Unearned employee stock ownership plan (ESOP) shares	—	(359)
Accumulated other comprehensive income	2,283	1,340
Treasury stock, at cost Common; 2010—394,788 shares, 2009—408,262 shares	(4,498)	(4,651)

Total stockholders’ equity	71,019	64,485

Total liabilities and stockholders’ equity	$690,618	$649,340

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands, except per share amounts)

	2010	2009	2008
Interest and Dividend Income
Loans	$26,228	$20,025	$22,894
Securities
Taxable	4,212	4,344	3,089
Tax-exempt	587	948	1,425
Federal funds sold	1	—	232
Dividends on Federal Home Loan and Federal Reserve Bank stock	450	443	488
Deposits with financial institutions	135	156	700

Total interest and dividend income	31,613	25,916	28,828

Interest Expense
Deposits	5,277	5,405	8,279
Short-term borrowings	588	—	10
Long-term debt	1,468	2,070	2,064

Total interest expense	7,333	7,475	10,353

Net Interest Income	24,280	18,441	18,475
Provision for Loan Losses	1,610	1,550	400

Net Interest Income After Provision for Loan Losses	22,670	16,891	18,075

Noninterest Income
Trust income	936	882	937
Service charges on deposits	2,873	2,423	2,352
Other service charges and fees	1,659	1,330	1,063
Insurance agency commissions	362	2,201	2,252
Net realized gains on calls of available-for-sale securities	—	43	15
Income from bank owned life insurance	479	466	492
Gain on bargain purchase	7,572	1,807	—
Gain on sale of insurance agency	1,390
Other-than-temporary losses on investments:
Total other-than-temporary losses	(148)	(588)	—
Portion of loss recognized in other comprehensive income (before taxes)	98	438	—

Net impairment losses recognized in earnings	(50)	(150)	—
Other	1,176	922	1,125

Total noninterest income	16,397	9,924	8,236

Noninterest Expense
Salaries and employee benefits	$13,448	$11,233	$11,847
Net occupancy expense	2,484	1,933	1,992
Equipment expense	1,441	1,459	1,639
Data processing fees	1,651	1,341	1,207
Professional fees	1,932	1,825	1,336
Marketing expense	677	623	511
Printing, postage and supplies	864	725	803
State franchise tax	842	772	786
FDIC insurance	846	879	99
Amortization of intangibles	396	167	225
Other	1,877	1,524	1,234

Total non-interest expense	26,458	22,481	21,679

Income Before Income Tax	12,609	4,334	4,632

Provision for Income Taxes	3,800	297	801

Net Income	$8,809	$4,037	$3,831

Basic Earnings Per Share	$2.58	$1.28	$1.22

Diluted Earnings Per Share	$2.58	$1.28	$1.22

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands, except per share amounts)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2007	$1,000	$10,380	$54,810	$(749)	$658	$(7,216)	$58,883
Comprehensive income
Net income			3,831				3,831
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					(496)		(496)

Total comprehensive income							3,335

Dividends on common stock, $1.16 per share			(3,637)				(3,637)
Purchase of stock (9,436 shares)						(188)	(188)
Sale of treasury stock (5,871 shares)		13				67	80
Stock options expense		138					138
ESOP shares earned	—	(18)	—	198	—	—	180

Balance, December 31, 2008	1,000	10,513	55,004	(551)	162	(7,337)	58,791
Comprehensive income
Net income			4,037				4,037
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					1,135		1,135
Change in unrealized depreciation on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes					43		43

Total comprehensive income							5,215

Dividends on common stock, $1.16 per share			(3,651)				(3,651)
Purchase of stock (1,665 shares)						(23)	(23)
Community National Corporation acquisition, treasury stock (237,582 shares)		1,164				2,709	3,873
Stock options expense		136					136
ESOP shares earned	—	(48)	—	192	—	—	144

Balance, December 31, 2009	$1,000	$11,765	$55,390	$(359)	$1,340	$(4,651)	$64,485

Comprehensive income
Net income			8,809				8,809
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect					750		750
Change in unrealized depreciation on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes					193		193

Total comprehensive income							9,752

Dividends on common stock, $1.17 per share			(3,978)				(3,978)
Stock options exercised		76				153	229
Stock options expense		145					145
ESOP shares earned	—	27	—	359	—	—	386

Balance, December 31, 2010	$1,000	$12,013	$60,221	$—	$2,283	$(4,498)	$71,019

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008
Operating Activities
Net income	$8,809	$4,037	$3,831
Items not requiring (providing) cash:
Depreciation and amortization	1,749	1,570	1,762
Provision for loan losses	1,610	1,550	400
Amortization (accretion) of premiums and discounts on securities	1,369	110	(291)
Increase in cash surrender value on bank owned life insurance	(479)	(466)	(492)
Gain on bargain purchase	(7,572)	(1,807)	—
Gain on sale of insurance agency	(1,390)	—	—
Proceeds from FDIC loss share receivable	1,290	—	—
ESOP shares earned	359	192	198
Stock options expense	145	136	138
Deferred income taxes	2,813	(131)	190
Proceeds from sale of loans held for sale	16,988	15,048	5,093
Originations of loans held for sale	(17,295)	(15,042)	(3,617)
Gain from sale of loans	(107)	(111)	(142)
Loss on sale of fixed assets	30	—	(9)
Other-than-temporary impairment of available-for-sale securities	50	150
Net realized gains on available-for-sale securities	—	(43)	(15)
FHLB stock dividends	—	—	(339)
Changes in:
Interest receivable	265	227	246
Other assets	4,729	(2,448)	(276)
Interest payable and other liabilities	(2,027)	(2,387)	(452)

Net cash provided by operating activities	11,336	585	6,225

Investing Activities
Purchases of available-for-sale securities	(96,189)	(101,651)	(32,467)
Proceeds from maturities of available-for-sale securities	104,771	60,524	33,389
(Purchase)/ Sales of Federal Reserve Bank stock	2	(5)	—
Net change in loans	19,178	(1,484)	21,164
Net cash acquired from acquisitions, including $9,493 proceeds from FDIC in 2010	25,821	1,772
Proceeds from sale of insurance agency	2,276
Purchases of premises and equipment	(1,457)	(972)	(2,536)
Proceeds on sales of premises and equipment	10	—	9

Net cash provided by (used in) investing activities	54,412	(41,816)	19,559

Financing Activities
Net increase (decrease) in demand deposits, money market, now and savings accounts	$34,510	$62,665	$(6,041)
Net increase (decrease) in certificates of deposit	(56,230)	(17,513)	6,515
Increase/(Repayment) of short-term borrowings, net of reclassification	(12,127)	(1,287)	971
Issuance of long-term debt	—	—	5,000
Proceeds from stock options exercised	229	—	—
Purchase of treasury stock	—	(23)	(188)
Sales of treasury stock	—	—	80
Dividends paid	(3,978)	(3,651)	(3,637)

Net cash provided (used) in financing activities	(37,596)	40,191	2,700

Increase (Decrease) in Cash and Cash Equivalents	28,152	(1,040)	28,484
Cash and Cash Equivalents, Beginning of Year	53,599	54,639	26,155

Cash and Cash Equivalents, End of Year	$81,751	$53,599	$54,639

Supplemental Cash Flows Information
Interest paid	$7,469	$7,456	$10,525
Income taxes paid (net of refunds)	1,005	450	714
Assets acquired in business combination	72,313	85,914	—
Liabilities assumed in business combination	67,316	76,671	—
Transfers of loans into other real estate owned	2,623	2,408	321

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (“Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”) and NB&T Statutory Trust III (“Trust III”). In accordance with the Consolidation topic of the FASB Accounting Standards Codification (“ASC”), Trust III is not consolidated into these financial statements. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Brown, Clermont, Clinton, Highland, Montgomery, Warren and Cuyahoga counties in Ohio. The Bank offers certain investment products, including annuities, mutual funds and brokerage services, through its wholly-owned subsidiary, NB&T Insurance Group, Inc. (“Group”). The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Group. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties and collateral securing impaired loans.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash equivalents consisted primarily of interest-bearing accounts with the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati, certificates of deposit with other financial institutions through the CDARS network and non-interest bearing cash accounts with other financial institutions.

All cash accounts held at other financial institutions are noninterest-bearing accounts, which are fully guaranteed by the FDIC for the entire amount.

Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000. At December 31, 2010, the Company’s interest-bearing cash accounts exceeded federally insured limits by $70,308,000. Of that amount, $70,018,000 was held at the Federal Reserve Bank and $160,000 was held at the Federal Home Loan Bank of Cincinnati.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

Years Ended December 31, 2010, 2009 and 2008

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

Goodwill

Goodwill is tested at least annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Intangible Assets

Intangible assets are being amortized on an accelerated basis over periods ranging from seven to ten years. Such assets are periodically evaluated as to the recoverability of their carrying value.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned employee stock ownership plan (“ESOP”) shares have been excluded from the computation of average shares outstanding.

Marketing Expenses

Marketing costs are expensed as incurred.

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 financial statement presentation. These reclassifications had no effect on net income.

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

At December 31, 2010, the Company held $177,640,000 in commercial real estate loans collateralized by commercial and development real estate predominantly in Ohio. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 2: Effect of Recent Accounting Standards

In July 2010, the FASB issued an update to the Financial Accounting Standards Codification (ASU No. 2010-20), which requires companies to provide more information in their financial statement disclosures about the credit quality of their loans and the credit reserves held against them. The additional disclosures include aging of past-due loans and credit quality indicators. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As of December 31, 2010, these new disclosures are included in Note 6 of the financial statements.

In June 2009, the FASB adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

On April 9, 2009, the FASB updated the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification regarding the accounting treatment for investments including mortgage-backed securities. These updated standards changed the method for determining if an Other-Than-Temporary Impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three areas updated within the standard are as follows:

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

The updated standard is effective for financial statements issued for periods ending after June 15, 2009. For the year ended December 31, 2010, the Company did recognize an “other-than-temporary” impairment charge in accordance with the new standard.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 3: Business Combination

On March 19, 2010, the Company acquired through its subsidiary, The National Bank and Trust Company (“NB&T”), the banking operations of American National Bank (“ANB”), based in Parma, Ohio, under a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). The Office of the Comptroller of the Currency declared ANB closed and appointed the FDIC as receiver. The Bank did not pay the FDIC a premium for the deposits of ANB. In addition to assuming all of the deposits of the failed bank, the Bank agreed to purchase essentially all of the assets. The book value of the net assets of ANB were acquired from the FDIC at a $10.0 million discount. The acquisition did not include the mortgage servicing business conducted by ANB by its division Leader Financial Services. The FDIC and the Bank entered into a loss-share transaction on $48.2 million of ANB assets. The Bank will share in the losses on the asset pools covered under the loss-share agreement. Under the loss-share agreement, the Bank shares in 20% of losses for the first $8.0 million in losses and 5% for any losses in excess of $8.0 million.

The Company entered into the transaction with the expectation it would increase profits by increasing its loans receivable and deposits within a new market area.

During 2010, the Company incurred $118,000 of third-party acquisition-related costs. The expenses are included in professional fees in the Company’s condensed consolidated statement of income for the twelve months ended December 31, 2010.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations topic of the ASC. The statement of net assets acquired as of March 19, 2010, the proceeds from the FDIC and the computation of the gain on bargain purchase related to the acquisition are presented in the table below. The assets and liabilities of ANB were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The pro forma consolidated condensed statements of income for the Company and ANB for the periods ended December 31, 2010 and 2009, are also presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Statement of Net Assets Acquired (at fair value and in thousands)

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

The fair value of the loans acquired, excluding those considered impaired under the Receivables topic of the ASC, is $39,892,000. The gross amount due under the contracts is $43,341,000, of which $2,572,000 is expected to be uncollectible. The fair value of impaired loans acquired is outlined in Note 5.

	Pro Forma Year Ended December 31, 2010	Pro Forma Year Ended December 31, 2009
Interest income	$32,276	$29,663
Interest expense	7,510	8,997
Net interest income	24,766	20,666
Provision for loan losses	1,668	5,401
Non-interest income	16,455	18,124
Non-interest expenses	27,022	24,891

Income before income taxes	12,531	8,498
Income taxes	3,800	2,871

Net income	$8,731	$5,627

The pro forma consolidated condensed statements of income do not reflect any adjustments to ANB’s historical provision for loan losses and goodwill impairment charges.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

On December 31, 2009, Community National Corporation (“CNC”), based in Franklin, Ohio was merged into the Company. Under the terms of the merger agreement, shareholders of CNC holding of record more than 1,500 shares were entitled to elect cash compensation of $11.41 or 0.761 NBTF common shares, per share of CNC common stock. The elections were subject to a limitation that 50% of all CNC shares would be exchanged for cash and 50% would be exchanged for Company shares. Shareholders of CNC holding of record 1,500 or fewer shares were entitled to receive $11.41 in cash for each share of CNC common stock. In total, the Company paid $3.6 million cash and issued 237,582 shares of common stock at a market price of $16.30 per share on the acquisition date, totaling $3.9 million.

The Company entered into the transaction with the expectation it would increase profits by increasing its loans receivable and deposits and achieving efficiencies through economies of scale.

In 2009, the Company incurred $367,000 of third-party acquisition-related costs. The expenses are included in professional fees and other expense in the Company’s consolidated statement of income for the year ended December 31, 2009.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations topic of the ASC. The statement of net assets acquired as of December 31, 2009, purchase price and the computation of negative goodwill related to the merger are presented in the table below. The assets and liabilities of CNC were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The pro forma consolidated condensed statements of income for the Company and CNC for the years ended December 31, 2009 and 2008, are also presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Statement of Net Assets Acquired (at fair value and in thousands)

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

The proforma consolidated condensed statements of income do not reflect any adjustments to CNC’s historical provision for loan losses and goodwill impairment charges.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 4: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2010 was $1,176,000.

Note 5: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2010:
U.S. government sponsored entities	$21,081	$13	$—	$21,094
Mortgage-backed securities:
U.S. Government sponsored entities-residential	82,346	2,985	(20)	85,311
Private label-residential	9,929	387	(154)	10,162
State and political subdivisions	17,040	332	(84)	17,288

	$130,396	$3,717	$(258)	$133,855

December 31, 2009:
U.S. government sponsored entities	$14,633	$10	$(17)	$14,626
Mortgage-backed securities:
U.S. Government sponsored entities-residential	95,298	2,083	(220)	97,161
Private label-residential	13,030	364	(623)	12,771
State and political subdivisions	17,431	438	(3)	17,866

	$140,392	$2,895	$(863)	$142,424

The amortized cost and fair value of securities available for sale at December 31, 2010, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$21,081	$21,094
One to five years	3,597	3,706
Five to ten years	5,157	5,280
After ten years	8,286	8,302

	38,121	38,382
Mortgage-backed securities	92,275	95,473

Totals	$130,396	$133,855

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $51,867,000 at December 31, 2010, and $49,966,000 at December 31, 2009.

In 2010, there was a write down on one private label mortgage-backed security of $50,000 due to an other- than -temporary impairment charge. In 2009, there was also a write down on the same private label mortgage-backed security of $150,000. Gross gains of $43,000 were realized on premium calls of approximately $2,000,000 in municipal bonds in 2009.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$4,146	$(20)	$—	$—	$4,146	$(20)
Private label-residential	—	—	1,341	(154)	1,341	(154)
Municipal securities	4,111	(84)	—	—	4,111	(84)

Total Securities	$8,257	$(104)	$1,341	$(154)	$9,598	$(258)

December 31, 2009
U.S. Government sponsored entity notes	$9,517	$(17)	$—	$—	$9,517	$(17)
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	11,632	(220)			11,632	(220)
Private label-residential	10,485	(90)	2,286	(533)	12,771	(623)
States and political subdivisions	1,008	(3)	—	—	1,008	(3)

Total Securities	$32,642	$(330)	$2,286	$(533)	$34,928	$(863)

The unrealized losses outstanding 12 months or more of $154,000 at December 31, 2010 is primarily due to one private-label collateralized mortgage obligation with an unrealized loss of $148,000, which has been downgraded by three major bond rating agencies. Based on management’s review of the underlying collateral performance and estimate of projected future cash flows, the Bank recognized an additional temporary impairment charge of $50,000 in the first quarter of 2010. An impairment charge of $150,000 was recognized on the same security in the fourth quarter of 2009. During 2010, approximately $30,000 of losses were realized on this security. These initial losses were in line with prior period loss projections.

Other-than-temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of December 31, 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at December 31, 2010.

	Default Rate	Severity
Alt-A	22.0%	55.5%

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

Accumulated Credit Losses 2010
Credit losses on debt securities held
Balance, beginning of year	$(150)
Additions related to other-than-temporary losses not previously recognized	(50)
Reductions related to losses realized which were previously recognized	30

Balance, end of period	$(170)

Note 6: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2010	2009
Commercial and industrial	$65,304	$58,013
Agricultural	31,354	28,130
Real estate construction	5,029	6,732
Commercial real estate	177,640	133,545
Residential real estate	124,497	153,172
Consumer	10,510	15,995

Total loans	414,334	395,587
Less: Net deferred loan fees, premiums and discounts	(44)	(39)
Allowance for loan losses	(3,714)	(3,776)

Net loans	$410,576	$391,772

Activity in the allowance for loan losses was as follows (thousands):

	2010	2009	2008
Balance, beginning of year	$3,776	$3,411	$3,594
Provision charged to expense	1,610	1,550	400
Recoveries of previous charge-offs	208	238	295
Losses charged off	(1,880)	(1,423)	(878)

Balance, end of year	$3,714	$3,776	$3,411

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The following table provides a breakdown of the allowance for loan losses and recorded investment in financing receivables as of December 31, 2010 (thousands):

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$481	$2,468	$112	$406	$100	$209	$3,776
Charge-offs	(102)	(1,071)	—	(278)	(222)	(207)	(1,880)
Recoveries	5	81	8	4	13	97	208
Provision	90	579	64	396	446	35	1,610

Ending Balance	$474	$2,057	$184	$528	$337	$134	$3,714

Ending balance: Individually evaluated for impairment	$37	$430	$—	$—	$—	$—	$467

Collectively evaluated for impairment	$392	$1,497	$184	$528	$337	$134	$3,072

Loans acquired with deteriorated credit quality	$45	$130	$—	$—	$—	$—	$175

Financing Receivables
Ending balance	$65,304	$182,372	$31,354	$91,901	$32,893	$10,510	$414,334

Ending balance: Individually evaluated for impairment	$696	$4,420	$—	$1,061	$—	$—	$6,177

Collectively evaluated for impairment	$64,401	$176,514	$31,354	$90,738	$32,893	$10,510	$406,410

Loans acquired with deteriorated credit quality	$207	$1,438	$—	$102	$—	$—	$1,747

The following table outlines the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of December 31, 2010 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial	Commercial Real Estate	Agricultural
Pass	$53,758	$153,490	$30,108
Other Assets Especially Mentioned	5,722	10,312	962
Substandard	5,678	18,529	284
Doubtful	146	61	—
Loss	—	—	—
Non-rated	—	(21)	—

	$65,304	$182,372	$31,354

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate
	1 to 4 Family	Home equity	Consumer
Grade:
Pass	$88,582	$32,761	$10,304
Substandard	3,319	132	206

Total	$91,901	$32,893	$10,510

The following table outlines the Company’s past due and nonaccrual loans as of December 31, 2010 (thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	90 Days and Accruing	Nonaccrual
Commercial	$526	$380	$1,807	$2,713	$62,591	$65,304	$1,037	$1,025
Commercial real estate	1,145	282	4,158	5,585	176,787	182,372	—	5,725
Agricultural	36	—	—	36	31,318	31,354	—	43
Residential:
1-4 Family	835	761	1,028	2,624	89,277	91,901	—	2,365
Home equity	54	41	68	163	32,730	32,893	—	126
Consumer	41	1	148	190	10,320	10,510	—	206

Total	$2,650	$1,465	$7,196	$11,311	$403,023	$414,334	$1,037	$9,490

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The below table represents loans considered impaired at December 31, 2010 and the related allowance for loan losses. Interest income recognized is not materially different than interest income that would have been recognized on a cash basis (thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$4,823	$4,866	$—	$814	$19
Commercial real estate	12,854	13,515	—	7,638	526
Agricultural	248	248	—	33	—
Residential-1 to 4 Family	3,257	3,280	—	411	38
Residential-Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded:
Commercial	$903	$956	$82	$—	$—
Commercial real estate	5,858	5,956	560	—	—
Agricultural	—	—	—	—	—
Residential-1 to 4 Family	—	—	—	—	—
Residential-Home equity	—	—	—	—	—
Consumer
Total:
Commercial	$5,726	$5,822	$82	$814	$19
Commercial real estate	18,712	19,471	560	7,638	526
Agricultural	248	248	—	33	—
Residential—1 to 4 Family	3,257	3,280	—	411	38
Residential—Home equity	—	—	—	—	—
Consumer	—	—	—	—	—

The Company acquired loans in the ANB acquisition on March 19, 2010 and the acquisition by merger of CNC on December 31, 2009. At the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that all contractually required payments would not be collected. ASC 310-30 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses. Loans within the scope of this accounting standard were initially recorded by the Company at fair value. The process of estimating fair value involves estimating the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest. Under this accounting standard, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan in situations where there is reasonable expectation about the timing and amount of cash flows collected. The difference between contractually required payments at acquisition and the cash flows expected at acquisition to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of non-accretable discount (or allowance for loan losses to the extent any had been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the impaired loan portfolio at its carrying amount. Loans subject to this accounting standard are written down to an amount estimated to be collectible. Accordingly, such loans are no longer classified as nonaccrual

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

even though they may be contractually past due. We expect to fully collect the new carrying values of such loans. If a loan, or a pool of loans, deteriorates post acquisition, a provision for loan losses is recorded. Acquired loans subject to this accounting standard are also excluded from the disclosure of loans 90 days or more past due and still accruing interest; however, the Bank’s regulatory reporting instructions require these loans to be reported as past due based upon the borrower’s contractual obligations. Even though substantially all of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31, 2010. The amounts are as follows:

Commercial	$6,013
Consumer	112

Outstanding balance	$6,125

Carrying amount, net of discount of $766	$4,771

Accretable yield	$279

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2009	$169
Additions	247
Accretion	(136)
Reclassification from nonaccretable difference	—
Disposals	(1)

Balance at December 31, 2010	$279

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

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows (thousands):

	2010	2009
Land	$4,588	$4,784
Buildings and improvements	19,579	19,307
Leasehold improvements	420	420
Equipment	16,031	15,182

	$40,618	$39,693
Less accumulated depreciation and amortization	(20,099)	(19,238)

Net premises and equipment	$20,519	$20,455

Note 8: Operating Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $91,000, $77,000, and $85,000 for years 2010, 2009, and 2008, respectively. The minimum future lease payments for each of the next five years are as follows: (Thousands)

2010	$83
2011	82
2012	45
2013	36
2014	36

Note 9: Goodwill

All goodwill is allocated to the banking segment of the business and totaled $3,625,000 at December 31, 2010 and $3,825,000 at December 31, 2009. Goodwill of $200,000 was disposed of with the sale of NB&T Insurance Agency, Inc. in 2010.

Note 10: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2010 and 2009, were (thousands):

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits	$4,515	$(3,332)	$4,235	$(2,936)
Other	—	—	2,061	(1,404)

	$4,515	$(3,332)	$6,296	$(4,340)

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Amortization expense for the years ended December 31, 2010 and 2009, was $396,000 and $167,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2011	$353
2012	274
2013	220
2014	166
2015	111

Note 11: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $48,217,000 on December 31, 2010, and $42,318,000 on December 31, 2009. At December 31, 2010, the scheduled maturities of time deposits were as follows (thousands):

2011	$110,458
2012	42,919
2013	15,377
2014	7,091
2015	5,358
Thereafter	5,210

$186,413

Included in time deposits at December 31, 2010 and 2009 were $981,000 and $1,527,000 respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC insurance limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow the Company to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

Note 12: Short-Term Borrowings

Short-term borrowings included the following (thousands):

	2010	2009
U. S. Treasury demand notes	$779	$406
Federal Home Loan Bank Advances	12,000	—

	$12,779	$406

The Federal Home Loan Bank advance of $12.0 million acquired in 2001 matures in January 2011 and bears an interest rate of 4.99%. The Company has a line of credit of $30.0 million with the Federal Home Loan Bank of Cincinnati and two lines of credit with two other correspondent banks totaling $14.0 million at December 31, 2010.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 13: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2010	2009
Federal Home Loan Bank Advances	$5,000	$29,500
Junior subordinated debentures	10,310	10,310

Total	$15,310	$39,810

The Federal Home Loan Bank advances are secured by mortgage loans totaling $98,989,000 at December 31, 2010. One advance of $5.0 million, at a fixed interest rate of 2.82%, matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment.

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

As of December 31, 2010 and December 31, 2009, the outstanding principal balance of the Capital Securities was $10,000,000. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 14: Income Taxes

The provision for income taxes includes these components (thousands):

	2010	2009	2008
Taxes currently payable	$987	$428	$611
Deferred income taxes	2,813	(131)	190

Income tax expense	$3,800	$297	$801

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

A reconciliation of income tax expense at the statutory rate to actual income tax expense is shown below (thousands):

	2010	2009	2008
Computed at the statutory rate (34%)	$4,287	$1,473	$1,575
Increase (decrease) resulting from
Tax exempt interest	(232)	(312)	(439)
ESOP dividend	(154)	(186)	(190)
Bank owned life insurance	(163)	(158)	(167)
Negative goodwill	—	(614)	—
Acquisition costs	—	100	—
Gain on sale of insurance agency	28	—	—
Other	34	(6)	22

Actual tax expense	$3,800	$297	$801

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2010	2009
Deferred tax assets
Allowance for loan losses	1,180	1,187
Accruals not currently deductible	255	416
AMT credit carry forward	903	1,184
Nonaccrual loan interest collected	280	53
Stock options not currently deductible	74	71
OREO expenses not currently deductible	175	113
Other-than-temporary impairment charge	58	51
Non-taxable purchase accounting adjustments	—	192
Other	3	7

	$2,928	$3,274

Deferred tax liabilities
Deferred loan costs	(163)	(157)
Depreciation	(293)	(585)
FHLB stock dividends	(1,453)	(1,453)
Prepaid assets currently deductible	(135)	(120)
Unrealized gains on available-for-sale securities	(1,176)	(690)
American National purchase	(2,227)	—
Non-taxable purchase accounting adjustments	(291)	—
Bad debt recapture	(295)	(328)
Intangible asset amortization	(223)	(82)
Other	(58)	—

	(6,314)	(3,415)

Net deferred tax asset (liability)	$(3,386)	$(141)

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 15: Accounting for Uncertainty in Income Taxes

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

Note 16: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	2010	2009	2008
Unrealized gains (losses) on securities available for sale	$1,137	$1,720	$(736)
Net unrealized gain (loss) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	240	(85)	—
Reclassification for other than temporary impairment included in income	50	150	—

Other comprehensive income (loss), before tax effect	1,427	1,785	(751)
Tax expense (benefit)	484	607	(255)

Other comprehensive income (loss)	$943	$1,178	$(496)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2010	2009	2008
Net unrealized gain on available-for-sale securities	$3,607	$2,468	$245
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(148)	(438)	—

	3,459	2,030	245
Tax effect	1,176	690	83

Net-of-tax amount	$2,283	$1,340	$162

Note 17: Regulatory Matters

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

Years Ended December 31, 2010, 2009 and 2008

corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the Company met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain capital ratios as set forth in the table.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table (thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$78,385	18.36%	$34,161	8.0%	N/A	N/A
Bank	69,514	16.31	34,099	8.0	$42,623	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	74,671	17.49	17,081	4.0	N/A	N/A
Bank	65,800	15.44	17,049	4.0	25,574	6.0
Tier I Capital to Average Assets:
Consolidated	74,671	10.65	28,033	4.0	N/A	N/A
Bank	65,800	9.45	27,846	4.0	34,807	5.0
As of December 31, 2009
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$71,802	16.87%	$34,057	8.0%	N/A	N/A
Bank	67,166	15.79	34,022	8.0	$42,527	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	68,026	15.98	17,029	4.0	N/A	N/A
Bank	63,390	14.91	17,011	4.0	25,516	6.0
Tier I Capital to Average Assets:
Consolidated	68,026	12.15	22,391	4.0	N/A	N/A
Bank	63,390	11.38	22,280	4.0	27,851	5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2010, approximately $1,941,000 in retained earnings were available for dividend declaration without prior regulatory approval.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 18: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2010	2009
Balance, January 1	$2,587	$2,685
New loans	519	790
Payments	(300)	(888)

Balance, December 31	$2,806	$2,587

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

Deposits from related parties held by the Bank at December 31, 2010 and 2009 totaled $609,000 and $850,000 respectively.

Note 19: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2010, 2009 and 2008 were $222,000, $183,000, and $174,000, respectively.

Also, the Bank has a deferred compensation agreement with one retired officer. The agreement provides level monthly or annual payments ranging for twenty years after retirement. The charge to expense for the agreement was $49,000, $50,000 and $52,000 for 2010, 2009 and 2008, respectively. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6.5% discount factor.

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of borrowings from the Company. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year to total expected debt service. In December 2010, the Plan’s debt, which was due to mature in 2011, was paid in full and all remaining shares were released for allocation. The Bank accounts for its ESOP in accordance with the Compensation-Stock Compensation topic of the FASB ASC. As shares are released from collateral, the Company reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

ESOP compensation expense was $386,000, $144,000 and $180,000 for years 2010, 2009 and 2008, respectively. The ESOP shares as of December 31 were as follows:

	2010 Total Shares	2009 Total Shares
Allocated shares	421,201	418,673
Committed to be released	—	—
Unearned shares	—	19,143

Total ESOP shares	421,201	437,816

Fair value of unearned shares at December 31	$—	$312,000

Note 20: Stock Option Plan

The Company adopted a new equity plan in 2006, which is shareholder approved and permits the Company to grant options, restricted stock or stock appreciation rights of up to 270,000 shares of common stock. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have a ten-year contractual term. The previous plan, which was terminated in 2006, still has options to purchase 67,500 shares outstanding at December 31, 2010. These options vest over five years. Certain option and share awards provide for an exchange of unvested options for a cash payment or shares of stock if there is a change in control (as defined in the Plan). The compensation cost for the stock option expense recognized in 2010, 2009 and 2008 was calculated for all grants based on the grant date’s fair value and totaled $145,000, $136,000 and $138,000, respectively. The related tax benefit for 2010, 2009 and 2008 was $49,000, $46,000 and $47,000.

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

	2010	2009	2008
Expected volatility	49.3%	48.5 – 48.9%	27.7% – 27.8%
Weighted-average volatility	49.27%	48.84%	27.74%
Expected dividends	6.00%	7.00%	6.06% – 6.23%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate	2.88%	2.35% – 2.53%	3.13% – 3.30%
Weighted-average fair value of options granted during the year	$4.93	$3.72	$2.69

Historically, the Company has fulfilled option exercises through available treasury shares.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	270,000	$20.52
Granted	8,000	18.22
Exercised	(13,498)	16.76
Forfeited or expired	(16,000)	22.78

Outstanding, end of year	248,502	$20.50	5.93	$1,684,363

Exercisable, end of year	184,152	$21.64	5.14	$1,052,526

The total intrinsic value of options exercised during the year ended December 31, 2010 was $91,000. There were no options exercised in 2009 or 2008. As of December 31, 2010, there was $153,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Note 21: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except share and per share amounts):

	2010	2009	2008
Basic earnings per share:
Net income	$8,809	$4,037	$3,831

Weighted average common shares outstanding	3,411,110	3,154,093	3,143,055
Basic earnings per share	$2.58	$1.28	$1.22

Diluted earnings per share:
Net income	$8,809	$4,037	$3,831

Weighted average common shares outstanding	3,411,110	3,154,093	3,143,055
Effect of dilutive securities—stock options	2,597	—	310

Average shares and dilutive potential common shares	3,413,707	3,154,093	3,143,365

Diluted earnings per share	$2.58	$1.28	$1.22

As of December 31, 2010, options to purchase 201,667 shares of common stock at $18.63 to $30.50 per share were outstanding, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common share.

As of December 31, 2009, options to purchase 270,000 shares of common stock at $15.00 to $30.50 per share were outstanding, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common share.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

As of December 31, 2008, options to purchase 224,500 shares of common stock at $17.25 to $30.50 per share were outstanding, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common share.

Note 22: Disclosures about Fair Value of Financial Instruments

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

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$81,751	$81,751	$53,599	$53,599
Available-for-sale securities	133,855	133,855	142,424	142,424
Loans including loans held for sale, net	411,264	418,683	392,046	397,425
Stock in FRB and FHLB	10,021	10,021	9,847	9,847
Earned income receivable	2,909	2,909	3,053	3,053
FDIC loss share receivable	2,078	2,078	—	—
Financial liabilities
Deposits	584,373	588,424	541,422	543,226
Short-term borrowings	12,779	12,779	406	406
Long-term debt	15,310	21,746	39,810	41,173
Interest payable	352	352	488	488

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2010 and 2009. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, earned income receivable, FDIC loss share receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2010 and 2009 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2010 and 2009, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2010 and 2009, the fair value of commitments was not material.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 23: Commitments and Credit Risk

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

At December 31, 2010 and 2009, the Bank had outstanding commitments to originate business loans aggregating approximately $7.0 million and $7.7 million, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $4.1 million and $3.2 million at December 31, 2010 and 2009 respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $2,087,000 and $2,491,000, at December 31, 2010 and 2009, respectively, with terms ranging from 30 days to 1 year.

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

Total mortgage loans in the process of origination amounted to $2.8 million and $260,000, all with fixed-rate commitments, at December 31, 2010 and 2009. There were $688,000 and $274,000 mortgage loans held for sale at December 31, 2010 and 2009.

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

At December 31, 2010, the Bank had granted unused lines of credit to borrowers aggregating approximately $31,806,000 and $39,283,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2009, the Bank had granted unused lines of credit to borrowers aggregating approximately $31,149,000 and $35,552,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2010, the Bank had $380,000 in Federal Funds sold invested at US Bank.

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 24: Fair Value Measurements

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009. (See fair values by type of security in Note 3)(thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Available-for-sale securities	$133,855	$—	$133,855	$—

December 31, 2009:
Available-for-sale securities	$142,424	$—	$142,424	$—

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At December 31, 2010 and 2009, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. As of December 31, 2010, three impaired loans of approximately $549,000 are secured by accounts receivable and equipment. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

Other Real Estate Owned

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2010:
Impaired loans Other real estate owned	$2,792 72	$	— —	$	— —	$2,792 72

December 31, 2009:
Impaired loans Other real estate owned	$7,565 3,405	$	— —	$	— —	$7,565 3,405

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 25: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

Condensed Balance Sheets

	2010	2009
Assets
Cash and due from banks	$8,577	$4,492
Investment in common stock of banking subsidiary	72,148	69,849
Investment in nonbanking subsidiary	307	429
Due from bank subsidiary	—	144
Other assets	1,376	923

Total assets	$82,408	$75,837

Liabilities
Long-term debt	$10,310	$10,310
Other liabilities	1,079	1,042

Total liabilities	11,389	11,352
Stockholders’ Equity	71,019	64,485

Total liabilities and stockholders’ equity	$82,408	$75,837

Condensed Statements of Income

	2010	2009	2008
Income
Dividends from banking subsidiary	$8,000	$4,000	$4,200
Dividends from non-banking subsidiary	144	—	—

Total income	8,144	4,000	4,200

Expenses
Interest expense	730	730	729
Acquisition costs	—	346
Directors fees	56	61	62
Other expenses	78	81	54

Total expenses	864	1,218	845

Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	7,280	2,782	3,355
Income Tax Benefit	(440)	(494)	(463)

Income Before Equity in Undistributed Income of Subsidiaries	7,720	3,276	3,818
Equity in Undistributed Income (Loss) of Banking Subsidiary	1,211	739	(9)
Equity in Undistributed Income (Loss) of Nonbanking Subsidiary	(122)	22	22

Net Income	$8,809	$4,037	$3,831

NB&T Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Condensed Statements of Cash Flows

	2010	2009	2008
Operating Activities
Net income	$8,809	$4,037	$3,831
Items not requiring (providing) cash	(975)	406	814

Net cash provided by operating activities	7,834	4,443	4,645

Investing Activities
Net cash paid for acquisitions	—	(3,562)	—

Net cash required for investing activities	—	(3,562)	—

Financing Activities
Cash dividends paid	(3,978)	(3,651)	(3,637)
Proceeds from stock options exercised	229	—	—
Purchase of treasury stock	—	(23)	(188)
Sale of treasury stock	—	—	80

Net cash used in financing activities	(3,749)	(3,674)	(3,745)

Net Change in Cash and Cash Equivalents	4,085	(2,793)	900
Cash and Cash Equivalents at Beginning of Year	4,492	7,285	6,385

Cash and Cash Equivalents at End of Year	$8,577	$4,492	$7,285

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2010, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” is incorporated herein by reference. The Board of Directors of NBTF has determined that all of the directors except Mr. Limbert are “independent” under the listing standards of The NASDAQ Stock Market, LLC (“Nasdaq”). In determining independence, the Board of Directors considered loan and deposit relationships with each director. The rules of Nasdaq do not deem such relationships to disqualify a director from being deemed independent. In addition, all loans and other extensions of credit were made and deposits accepted in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with persons not related to the Bank. Further, in management’s opinion, the loans did not involve more than normal risk of collectibility or present other unfavorable features. The Board of Directors does not believe such relationships interfere with the directors’ exercise of independent judgment in carrying out their responsibilities as directors.

Item 14. Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “PROPOSAL 2: RATIFICATION OF THE SELECTION OF BKD, LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Financial Statement Schedules—None

(b)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.0	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement— Timothy L. Smith

10.4*	National Bank & Trust Incentive Plan

10.5*	Stock Option Award Agreement for John J. Limbert

10.6*	Severance Agreement for Craig F. Fortin

10.7*	Severance Agreement for W. Keith Argabright

10.8*	Employment Agreement with John J. Limbert

10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan

10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert

10.11*	First Amendment to Employment Agreement with John J. Limbert

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and W. Keith Argabright

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option)-for awards beginning 4/23/08

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards - for awards prior to 4/23/08

10.16*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options - for awards prior to 4/23/08

EXHIBIT NUMBER	DESCRIPTION

10.17	Agreement and Plan of Merger dated as of June 30, 2009, by and between NB&T Financial Group, Inc., and Community National Corporation, and amendment thereto

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants - BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.2	Proxy Statement for 2011 annual meeting of shareholders

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/s/ JOHN J. LIMBERT
John J. Limbert
President and Chief Executive Officer
March 15, 2011		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ CRAIG F. FORTIN	By	/s/ JOHN J. LIMBERT
	Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		John J. Limbert President, Chief Executive Officer and a Director
Date: March 15, 2011		Date: March 15, 2011

By	/s/ TIMOTHY L. SMITH	By	/s/ G. DAVID HAWLEY
	Timothy L. Smith Director		G. David Hawley Director
Date: March 15, 2011		Date: March 15, 2011

By	/s/ S. CRAIG BEAM	By	/s/ BROOKE WILLIAMS JAMES
	S. Craig Beam Director		Brooke Williams James Director
Date: March 15, 2011		Date: March 15, 2011

By	/s/ ROBERT A. RAIZK	By	/s/ CHARLES L. DEHNER
	Robert A. Raizk Director		Charles L. Dehner Director
Date: March 15, 2011		Date: March 15, 2011

By	/s/ DANIEL A. DIBIASIO	By	/s/ D. JEFFERY LYKINS
	Daniel A. DiBiasio Director		D. Jeffery Lykins Director
Date: March 15, 2011		Date: March 15, 2011

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
2.0	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010	Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 23, 2010, Exhibit 2.1 (SEC File No. 000-23134)

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003 (File No. 000-23134)

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-1 filed by registrant on July 2, 1993 (Registration No. 33-65608), Exhibit 10.1

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1 (File No. 000-23134)

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement—Timothy L. Smith	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2 (File No. 000-23134)

10.4*	National Bank & Trust Incentive Plan	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 27, 2006, Exhibit 99.1 (File No. 000-23134)

10.5*	Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on May 11, 2006, Exhibit 10.4 (File No. 000-23134)

10.6*	Severance Agreement for Craig F. Fortin	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.2 (File No. 000-23134)

10.7*	Severance Agreement for W. Keith Argabright	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.3 (File No. 000-23134)

10.8*	Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Form 8-K filed on November 23, 2007, Exhibit 1 (File No. 000-23134)

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.9 (File No. 000-23134)

10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.10 (File No. 000-23134)

10.11*	First Amendment to Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.11 (File No. 000-23134)

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and W. Keith Argabright	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.12 (File No. 000-23134)

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.13 (File No. 000-23134)

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.14 (File No. 000-23134)

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards—for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 10-Q filed on November 13, 2006 (File No. 000-23134)

10.16*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options—for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 8-K filed on April 28, 2006 (File No. 000-23134)

10.17	Agreement and Plan of Merger dated as of June 30, 2009, by and between NB&T Financial Group, Inc., and Community National Corporation, and amendment thereto	Incorporated by reference to Annex A to Prospectus/Proxy Statement in Registration Statement on Form S-4 filed by the registrant on October 10, 2009

21	Subsidiaries of NB&T Financial Group, Inc.	Included herewith

23	Consent of Independent Accountants—BKD, LLP	Included herewith

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	Included herewith

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith

99.2	Proxy Statement for 2011 annual meeting of shareholders	Incorporated by reference to the registrant’s definitive proxy statement to be filed on or before March 30, 2011.

*	Indicates a management contract or compensatory plan or arrangement.