Form 10-Q
period 2011-03-31
NB&T FINANCIAL GROUP INC
filed 2011-05-12
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 3, 2011, 3,424,162 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2011 Form 10-Q

Item 1: Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Cash and due from banks	$8,834	$8,693
Interest-earning deposits	59,808	72,678
Federal funds sold	420	380

Cash and cash equivalents	69,062	81,751

Securities - available-for-sale	122,679	133,855
Loans held for sale	189	688
Loans, net of allowance for loan losses of $3,506 and $3,714	405,015	410,576
Premises and equipment	19,590	20,519
Federal Reserve and Federal Home Loan Bank stock	10,025	10,021
Earned income receivable	2,880	2,909
Goodwill	3,625	3,625
Core deposits and other intangibles	1,094	1,183
Bank-owned life insurance	15,121	15,002
Other real estate owned	4,658	4,254
FDIC loss share receivable	1,867	2,078
Trade date security sale receivable	8,700	—
Other assets	3,615	4,157

Total assets	$668,120	$690,618

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$87,482	$105,187
Savings, NOW and Money Market	308,406	292,773
Time	179,487	186,413

Total deposits	575,375	584,373

Short-term borrowings	915	12,779
Long-term debt	15,310	15,310
Interest payable and other liabilities	6,372	7,137

Total liabilities	597,972	619,599

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,066	12,013
Retained earnings	60,199	60,221
Accumulated other comprehensive income	1,381	2,283
Treasury stock; 394,788 shares – 2011 and 394,788 shares - 2010	(4,498)	(4,498)

Total stockholders’ equity	70,148	71,019

Total liabilities and stockholders’ equity	$668,120	$690,618

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2011	2010
	(Unaudited)
Interest and Dividend Income
Loans	$6,040	$6,010
Securities-taxable	1,020	1,146
Securities-tax-exempt	89	161
Federal funds sold and other	44	32
Dividends on Federal Home Loan and Federal Reserve Bank stock	117	114

Total interest and dividend income	7,310	7,463

Interest Expense
Deposits	1,137	1,333
Short-term borrowings	31
Long-term debt	217	513

Total interest expense	1,385	1,846

Net Interest Income	5,925	5,617
Provision for Loan Losses	550	435

Net Interest Income After Provision for Loan Losses	5,375	5,182

Non-interest Income
Trust income	264	227
Service charges and fees	1,045	1,048
Gain on bargain purchase	—	7,572
Gain on sale of insurance agency	—	1,390
Gain on sale of available for sale securities	789	—
Other-than-temporary losses on investments:
Total other-than-temporary losses	—	(423)
Portion of loss recognized in other comprehensive income (before taxes)	—	373

Net impairment losses recognized in earnings	—	(50)
Other income	459	412

Total non-interest income	2,557	10,599

Non-interest Expense
Salaries and employee benefits	3,101	4,412
Net occupancy expense	632	639
Equipment and data processing expense	782	793
FDIC Insurance	220	182
Professional fees	538	520
Marketing expense	138	158
State franchise tax	216	194
Amortization of intangibles	90	86
Other	862	512

Total non-interest expense	6,579	7,496

Income Before Income Tax	1,353	8,285
Provision for Income Taxes	348	2,680

Net Income	$1,005	$5,605

Basic Earnings Per Share	$.29	$1.65

Diluted Earnings Per Share	$.29	$1.65

Dividends Declared Per Share	$.30	$.29

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended, March 31
(Dollars in thousands)	2011	2010
	(Unaudited)
Operating Activities
Net income	$1,005	$5,605
Items not requiring (providing) cash
Depreciation and amortization	442	431
Provision for loan losses	550	435
Amortization of premiums and discounts on securities	315	341
Increase in cash surrender value on bank owned life insurance	(119)	(116)
Other-than-temporary impairment of securities	—	50
Gain on bargain purchase	—	(7,572)
Gain on sale of insurance agency	—	(1,390)
Gain on sale of available-for-sale securities	(789)	—
Proceeds from FDIC loss share receivable	224	—
Net change in:
Loans held for sale	499	(26)
Other assets and liabilities	(7,066)	4,629

Net cash provided by (used in) operating activities	(4,939)	2,387

Investing Activities
Purchases of available-for-sale securities	(37,827)	(61,279)
Proceeds from sales of available-for-sale securities	23,443	—
Proceeds from maturities of available-for-sale securities	24,667	51,829
Net change in loans	4,061	5,125
Purchase of Federal Reserve Bank stock	(4)	(174)
Net cash from acquisition, including $9,493 of proceeds from FDIC	—	25,821
Proceeds from sale of insurance agency	—	2,276
Purchase of premises and equipment	(201)	(153)

Net cash provided by investing activities	14,139	23,445

Financing Activities
Net change in:
Deposits	(8,998)	(8,289)
Short-term borrowings	(11,864)	99
Cash dividends	(1,027)	(984)

Net cash provided (used in) financing activities	(21,889)	(9,174)

Increase (Decrease) in Cash and Cash Equivalents	(12,689)	16,658

Cash and Cash Equivalents, Beginning of Year	81,751	53,599

Cash and Cash Equivalents, End of Period	$69,062	$70,257

Supplemental Cash Flows Information
Interest paid	$1,448	$1,827
Income taxes paid (net of refunds)	—	20
Assets acquired in business combination	—	72,313
Liabilities assumed in business combination	—	67,316

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

The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of March 31, 2011 and December 31, 2010, and the results of its operations and cash flows for the three-month periods ended March 31, 2011 and 2010. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2011:

U.S. government sponsored entities	$32,495	$26	$(56)	$32,465
Mortgage-backed securities:
U.S. Government sponsored entities-residential	62,078	1,719	(27)	63,770
Private label-residential	8,910	351	(147)	9,114
State and political subdivisions	17,104	349	(123)	17,330

	$120,587	$2,445	$(353)	$122,679

December 31, 2010:

U.S. government sponsored entities	$21,081	$13	$—	$21,094
Mortgage-backed securities:
U.S. Government sponsored entities-residential	82,346	2,985	(20)	85,311
Private label-residential	9,929	387	(154)	10,162
State and political subdivisions	17,040	332	(84)	17,288

	$130,396	$3,717	$(258)	$133,855

The amortized cost and fair value of securities available for sale at March 31, 2011, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

One year or less	$19,044	$19,054
After one year through five years	5,613	5,718
After five years through ten years	16,584	16,670
After ten years	8,358	8,353

	49,599	49,795
Mortgage-backed securities	70,988	72,884

Totals	$120,587	$122,679

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $79,340,000 at March 31, 2011 and $51,867,000 at December 31, 2010.

Gross gains of $789,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the first quarter of 2011. Gross gains are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2011

U.S. Government sponsored entity notes	$18,475	$(56)	$—	$—	$18,475	$(56)

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	7,737	(27)	—	—	7,737	(27)
Private label-residential	—	—	1,256	(147)	1,256	(147)
Municipals	4,133	(123)	—	—	4,133	(123)

Total Securities	$30,345	$(206)	$1,256	$(147)	$31,601	$(353)

December 31, 2010

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$4,146	$(20)	$—	$—	$4,146	$(20)
Private label-residential	—	—	1,341	(154)	1,341	(154)
Municipal securities	4,111	(84)	—	—	4,111	(84)

Total Securities	$8,257	$(104)	$1,341	$(154)	$9,598	$(258)

The unrealized losses outstanding 12 months or more of $147,000 at March 31, 2011 is due to one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. Based on management’s review of the underlying collateral performance and estimate of projected future cash flows, The National Bank and Trust Company (the “Bank”) has recognized an other-than-temporary impairment charge of $200,000 in prior periods. In the first quarter of 2011, approximately $18,000 of losses were realized on this security with total realized losses through March 31, 2011 totaling approximately $48,000. These losses were in line with prior period loss projections.

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

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities. While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities. For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other than temporary. The most significant inputs are the following:

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of March 31, 2011 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at March 31, 2011.

	Default Rate	Severity

Alt-A	21.4%	55.3%

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

Accumulated Credit Losses 2011

Credit losses on debt securities held
Beginning of year	$(170)
Reductions related to losses realized which were previously recognized	18

End of period	$(152)

Note 3: Loans

Categories of loans include (thousands):	March 31, 2011	December 31, 2010

Commercial	$67,294	$65,304
Agricultural	28,441	31,354
Real estate construction	3,594	5,029
Commercial real estate	176,927	177,640
Residential real estate	122,812	124,497
Consumer	9,492	10,510

Total loans	408,560	414,334

Less: Net deferred loan fees, premiums and discounts	(39)	(44)
Allowance for loan losses	(3,506)	(3,714)

Net loans	$405,015	$410,576

Activity in the allowance for loan losses was as follows (thousands):

	Three Months Ended March 31,
	2011	2010

Balance, beginning of year	$3,714	$3,776
Provision for loan losses	550	435
Recoveries	172	41
Charge-offs	(930)	(608)

Balance, end of period	$3,506	$3,644

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

The following table provides a breakdown of the allowance for loan losses as of March 31, 2011 (thousands):

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$474	$2,057	$184	$528	$337	$134	$3,714
Charge-offs	(4)	(828)	—	(27)	(4)	(67)	(930)
Recoveries	1	125	2	5	1	38	172
Provision	117	589	(34)	(28)	(107)	13	550

Ending Balance	$588	$1,943	$152	$478	$227	$118	$3,506

The following tables provide the recorded investment in financing receivables as of March 31, 2011 and December 31, 2010 (thousands):

March 31, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Ending balance: Individually evaluated for impairment	$162	$177	$—	$—	$—	$—	$339

Collectively evaluated for impairment	$381	$1,688	$152	$478	$227	$118	$3,044

Loans acquired with deteriorated credit quality	$45	$78	$—	$—	$—	$—	$123

Financing Receivables
Ending balance	$67,294	$180,405	$28,441	$91,084	$31,844	$9,492	$408,560

Ending balance: Individually evaluated for impairment	$1,813	$2,680	$—	$1,058	$—	$—	$5,551

Collectively evaluated for impairment	$65,149	$175,561	$28,441	$89,924	$31,844	$9,492	$400,411

Loans acquired with deteriorated credit quality	$332	$2,164	$—	$102	$—	$—	$2,598

December 31, 2010:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total

Ending balance: Individually evaluated for impairment	$37	$430	$—	$—	$—	$—	$467

Collectively evaluated for impairment	$392	$1,497	$184	$528	$337	$134	$3,072

Loans acquired with deteriorated credit quality	$45	$130	$—	$—	$—	$—	$175

Financing Receivables
Ending balance	$65,304	$182,372	$31,354	$91,901	$32,893	$10,510	$414,334

Ending balance: Individually evaluated for impairment	$696	$4,420	$—	$1,061	$—	$—	$6,177

Collectively evaluated for impairment	$64,401	$176,514	$31,354	$90,738	$32,893	$10,510	$406,410

Loans acquired with deteriorated credit quality	$207	$1,438	$—	$102	$—	$—	$1,747

The following table outlines the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of March 31, 2011 and December 31, 2010 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Pass	$55,571	$53,758	$154,782	$153,490	$28,157	$30,108
Other Assets Especially Mentioned	4,771	5,722	8,438	10,312	2	962
Substandard	6,806	5,678	16,904	18,529	282	284
Doubtful	146	146	281	61	—	—
Loss	—	—	—	—	—	—
Non-rated	—	—	—	(21)	—	—

Total	$67,294	$65,304	$180,405	$182,372	$28,441	$31,354

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate
	1 to 4 Family		Home equity		Consumer
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Grade:
Pass	$87,722	$88,582	$31,712	$32,761	$9,299	$10,304
Substandard	3,362	3,319	132	132	193	206

Total	$91,084	$91,901	$31,844	$32,893	$9,492	$10,510

Credit quality ratings are updated at least quarterly and are determined as follows:

Pass – Borrower is a reasonable credit risk and demonstrates the ability to repay debt from normal business operations.

Other Assets Especially Mentioned – Borrower has weak or deteriorating credit strength or assets securing the borrowing are potentially weak.

Substandard – Loans are considered to be inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.

Doubtful – These loans have all the weaknesses inherent in substandard loans with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.

Loss – Advances in excess of calculated current fair value which are considered uncollectible.

Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables outline the Company’s past due and nonaccrual loans as of March 31, 2011 and December 31, 2010:

March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Financing Receivables	90 Days and Accruing	Nonaccrual

Commercial	$806	$160	$2,798	$3,764	$63,530	$67,294	$1,038	$2,198
Commercial real estate	3,230	212	3,154	6,596	173,809	180,405	—	4,896
Agricultural	—	—	—	—	28,441	28,441	—	43
Residential:
1-4 Family	1,043	388	730	2,161	88,923	91,084	—	2,563
Home equity	100	99	95	294	31,550	31,844	—	130
Consumer	147	24	128	299	9,193	9,492	—	193

Total	$5,326	$883	$6,905	$13,114	$395,446	$408,560	$1,038	$10,023

December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Financing Receivables	90 Days and Accruing	Nonaccrual

Commercial	$526	$380	$1,807	$2,713	$62,591	$65,304	$1,037	$1,025
Commercial real estate	1,145	282	4,158	5,585	176,787	182,372	—	5,725
Agricultural	36	—	—	36	31,318	31,354	—	43
Residential:
1-4 Family	835	761	1,028	2,624	89,277	91,901	—	2,365
Home equity	54	41	68	163	32,730	32,893	—	126
Consumer	41	1	148	190	10,320	10,510	—	206

Total	$2,650	$1,465	$7,196	$11,311	$403,023	$414,334	$1,037	$9,490

The below table represents loans considered impaired at March 31, 2011 and December 31, 2010 and the related allowance for loan losses. Interest income recognized is not materially different than interest income that would have been recognized on a cash basis (thousands):

March 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,547	$1,570	$—	$1,524	$—
Commercial real estate	2,700	2,932	—	5,351	17
Agricultural	—	—	—	—	—
Residential-1 to 4 Family	1,160	1,161	—	1,162	—
Residential-Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded:
Commercial	$598	$628	$207	$751	$—
Commercial real estate	2,144	2,150	255	4,001	—
Agricultural	—	—	—	—	—
Residential-1 to 4 Family	—	—	—	—	—
Residential-Home equity	—	—	—	—	—
Consumer
Total:
Commercial	$2,145	$2,198	$207	$2,275	$—
Commercial real estate	4,844	5,082	255	9,352	17
Agricultural	—	—	—	—	—
Residential - 1 to 4 Family	1,160	1,161	—	1,162	—
Residential - Home equity	—	—	—	—	—
Consumer	—	—	—	—	—

December 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$711	$734	$—	$814	$19
Commercial real estate	3,178	3,204	—	7,638	526
Agricultural	—	—	—	33	—
Residential-1 to 4 Family	1,163	1,165	—	411	38
Residential-Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded:
Commercial	$191	$222	$82	$—	$—
Commercial real estate	2,681	2,752	560	—	—
Agricultural	—	—	—	—	—
Residential-1 to 4 Family	—	—	—	—	—
Residential-Home equity	—	—	—	—	—
Consumer
Total:
Commercial	$902	$956	$82	$814	$19
Commercial real estate	5,859	5,956	560	7,638	526
Agricultural	—	—	—	33	—
Residential - 1 to 4 Family	1,163	1,165	—	411	38
Residential - Home equity	—	—	—	—	—
Consumer	—	—	—	—	—

The Company acquired loans in the acquisition of the business of American National Bank on March 19, 2010 and the acquisition by merger of The Community National Bank on December 31, 2009. At the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, all contractually required payments would not be collected. Accounting Codification Standard (“ASC”) 310-30 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses. Loans within the scope of this accounting standard were initially recorded by the Company at fair value. The process of estimating fair value involves estimating the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest. Under this accounting standard, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan in situations where there is reasonable expectation about the timing and amount of cash flows collected. The difference between contractually required payments at acquisition and the cash flows expected at acquisition to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of non-accretable discount (or allowance for loan losses to the extent any had been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the impaired loan portfolio at its carrying amount. Loans subject to this accounting standard are written down to an amount estimated to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans. If a loan, or a pool of loans, deteriorates post acquisition, a provision for loan losses is recorded. Acquired loans subject to this accounting standard are also excluded from the disclosure of loans 90 days or more past due and still accruing interest; however, the Bank’s regulatory reporting instructions require these loans to be reported as past due based upon the borrower’s contractual obligations. Even though substantially all of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2011. The amounts are as follows (thousands):

Commercial	$5,802

Consumer	109

Outstanding balance	$5,911

Carrying amount, net of discount of $693	$4,800

Accretable yield	$217

Accretable yield, or income expected to be collected, is as follows (thousands):

Balance at December 31, 2010	$279
Additions	—
Accretion	(54)
Disposals	(8)

Balance at March 31, 2011	$217

Note 4: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	March 31, 2011	December 31, 2010

Federal Home Loan Bank Advances	$5,000	$5,000
Junior subordinated debentures	10,310	10,310

Total	$15,310	$15,310

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

As of March 31, 2011 and December 31, 2010, the outstanding principal balance of the Capital Securities was $10,000,000. As required by the Consolidation Topic of the Codification, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Commitments

Outstanding commitments to extend credit as of March 31, 2011 totaled $80,053,000. Standby letters of credit as of March 31, 2011 totaled $2,377,000.

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$1,005	$5,605

Denominator:
Weighted-average common shares outstanding (basic)	3,424,162	3,393,962
Effect of stock options	24,179	—

Weighted-average common shares outstanding (diluted)	3,448,341	3,393,962

Earnings per share:
Basic	$.29	$1.65

Diluted	$.29	$1.65

For the three months ended March 31, 2011 and March 31, 2010, stock options covering 51,000 and 262,500 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 7: Comprehensive Income

Other comprehensive income components and related taxes were as follows (thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Unrealized gains (losses) on securities available for sale	$(578)	$1,038

Net unrealized (gain) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	—	(35)

Reclassification for realized gain amount included in income	789	50

Other comprehensive income (loss), before tax effect	(1,367)	1,053
Tax expense (benefit)	(465)	359

Other comprehensive income (loss)	$(902)	$696

Total comprehensive income was as follows (thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net Income	$1,105	$5,605

Other Comprehensive Income (Loss)	(902)	696

Total Comprehensive Income	$203	$6,301

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2011, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Note 9: Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy:

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (thousands):

	Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2011:
Available-for-sale securities	$122,679		$122,679	$—

December 31, 2010:
Available-for-sale securities	$133,855	$—	$133,855	$—

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At March 31, 2011 and December 31, 2010, collateral-dependent impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

	Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Impaired loans	$849	$—	$—	$849
Foreclosed assets, net	145	—	—	145

December 31, 2010:
Impaired loans	$2,792	$—	$—	$2,792
Foreclosed assets, net	72	—	—	72

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$69,062	$69,062	$81,751	$81,751
Available-for-sale securities	122,679	122,679	133,855	133,855
Loans, including loans held for sale, net	405,204	416,092	411,264	418,683
Stock in FRB and FHLB	10,025	10,025	10,021	10,021
Earned income receivable	2,880	2,880	2,909	2,909
FDIC loss share receivable	1,867	1,867	2,078	2,078
Financial liabilities
Deposits	575,375	579,018	584,373	588,424
Short-term borrowings	915	915	12,779	12,779
Long-term debt	15,310	21,763	15,310	21,746
Interest payable	289	289	352	352

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of March 31, 2011 and December 31, 2010. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, FDIC loss share receivable, earned income receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at March 31, 2011 and December 31, 2010 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at March 31, 2011 and December 31, 2010, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2011 and December 31, 2010, the fair value of commitments was not material.

Note 10: Effect of Recent Accounting Standards

In July 2010, the FASB issued an update to the Financial Accounting Standards Codification (ASU No. 2010-20), which requires companies to provide more information in their financial statement disclosures about the credit quality of their loans and the credit reserves held against them. The additional disclosures include aging of past-due loans and credit quality indicators. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As of March 31, 2011, these new disclosures are included in Note 3 of the financial statements.

The Financial Accounting Standards Board finalized Accounting Standards Update No. 2011-02 in April 2011 to give banks new criteria for determining whether a particular loan modification represents a troubled debt restructuring for accounting purposes. The determination is significant because it signals when a bank should also record an impairment loss associated with the same loan. The new guidance is effective for quarterly and annual reports for periods beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption. Early application is permitted.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2011 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

May 12, 2011

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2011 was $1.0 million, or $.29 per share. Net income for the first quarter of 2010 was $5.6 million, or $1.65 per share, largely due to a bargain purchase pre-tax gain of approximately $7.6 million in the Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain of the assets and liabilities of American National Bank (“ANB”). In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency in January 2010.

Net Interest Income

Net interest income was $5.9 million for the first quarter of 2011, compared to $5.6 million for the first quarter of 2010. Net interest margin increased to 3.84% for the first quarter of 2011, compared to 3.75% for the same quarter last year. The net interest margin increased primarily due to two factors. First, average loans outstanding for 2011, which had an average rate of 5.97%, increased $17.0 million, largely a result of the ANB acquisition in March 2010. Second, the average cost of interest-bearing liabilities declined from 1.48% in the first quarter of 2010 to 1.10% in the first quarter of 2011 on increased average deposits of $12.8 million. Due to increased liquidity, the Company was able to lower rates on interest-bearing deposits and reduce higher cost Federal Home Loan Bank debt by $24.5 million.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2011 was $550,000, compared to $435,000 in the same quarter last year. Net charge-offs were $758,000 in the first quarter of 2011, compared to $567,000 in the first quarter of 2010. Charge-offs in 2011 increased primarily due to the write-down of one commercial real estate loan as a result of a recently updated collateral valuation. The provision for loan losses was increased to add specific loan reserves and increase the general reserves related to increased charge-off experience. Non-performing loans increased to $11.5 million at March 31, 2011, compared to $6.8 million at March 31, 2010. The year-over-year increase in non-performing loans is due primarily to an increase in non-performing loans from the December 2009 Community National Bank and March 2010 ANB acquisitions. Approximately $2.1 million of the non-performing loans outstanding at March 31, 2011 are covered under the Company’s FDIC loss share agreement with the FDIC sharing in 80% of any future losses associated with those loans.

Non-interest Income

Total non-interest income was $2.6 million for the first quarter of 2011, compared to $10.6 million for the first quarter of 2010. Non-interest income for 2010 was higher due to the ANB bargain purchase gain and insurance agency sale previously discussed. In the first quarter of 2011, the Company realized $789,000 in gains on the sale of approximately $23.0 million in securities. The securities sold had an expected average life of less than two years and were sold to realize gains and offset losses related to foreclosures and closed bank properties.

Non-interest Expense

Total non-interest expense was $6.6 million for the first quarter of 2011, compared to $7.5 million for the first quarter of 2010. In the first quarter of 2011, the Company recognized additional expenses and losses on sales of foreclosed and closed bank properties of approximately $350,000. Non-interest expenses for the first quarter of 2010 were significantly higher due to increased bonus plan expense and acquisition related expenses.

Income Taxes

The provision for income taxes for the first quarter of 2011 was $348,000, or 25.7%, compared to $2,680,000, or 32.4%, for the first quarter of 2010. The higher effective tax rate for the first quarter of 2010 was primarily due to the increase in taxable income at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2011 are as follows (in thousands):

			2011 Change
	March 31, 2011	December 31, 2010	Amount	Percent
Total assets	$667,552	$690,618	$(23,066)	(3.3)
Interest-earning deposits	59,808	72,678	(12,870)	(17.7)
Federal funds sold	420	380	40	(10.5)
Loans, net*	405,204	411,264	(6,060)	(1.5)
Securities	122,679	133,855	(11,176)	(8.4)
Demand deposits	87,482	105,187	(17,705)	(16.8)
Savings, NOW, MMDA deposits	308,406	292,773	15,633	5.3
CD’s $100,000 and over	44,183	48,217	(4,034)	(8.4)
Other time deposits	135,304	138,196	(2,892)	(2.1)
Total deposits	575,375	584,373	(8,998)	(1.5)
Short-term borrowings	915	12,779	(11,864)	(92.8)
Long-term borrowings	15,310	15,310	—	—
Stockholders equity	70,148	71,019	(871)	(1.2)

*	Includes loans held for sale

At March 31, 2011, total assets were $667.6 million, a decrease of $23.1 million from December 31, 2010. The decrease is primarily attributable to the use of interest-earning deposits to pay off $12.0 million in maturing Federal Home Loan Bank debt in January 2011. In addition, net loans declined $6.1 million in the first quarter of 2011 due to decreased loan demand and increased competitive factors. In March 2011, the Company sold $23.0 million in available-for-sale securities, which was reinvested in interest-earning assets.

Average total assets increased $21.4 million, or 3.2%, to $684.4 million from the first quarter of 2010. Average total gross loans increased to $410.2 million, an increase of $17.0 million from the same quarter last year. The increase is largely the result of the purchase of ANB’s business, which added $42.2 million in loans on March 19, 2010. A majority of the loans acquired from ANB were commercial loans, which have increased $46.6 million on average from the first quarter of last year. This increase was partially offset by a decline in average balances on residential mortgage loans, which declined approximately $22.1 million from the same quarter last year due to increased sales of fixed-rate loans into the secondary market. Home equity and consumer loans also continued to decline from the same quarter last year by approximately $7.7 million. Average securities balances declined from the same quarter last year to $134.1 million, a decrease of $16.9 million, while average interest-earning deposits increased $19.1 million.

Average total deposit liabilities increased $34.9 million for the first quarter of 2011 to $589.4 million, compared to an average of $554.5 million for the same quarter last year. The increase is partially due to increased deposits acquired from ANB in March of 2010, which averaged $16.6 million in the first quarter of 2011. Average public fund deposit balances also increased approximately $15.0 million from the same quarter last year as many public fund customers chose to invest their non-interest bearing balances in fully-insured bank deposits rather than uninsured mutual fund sweep programs. Average borrowings also declined to $18.3 million in the first quarter of 2011, compared to $40.4 million in the same quarter last year due to the payoff of $24.5 million in FHLB debt in December 2010 and January 2011.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31
	2011	2010
Balance at beginning of period	$3,714	$3,776

Charge-offs:
Commercial and industrial	(4)	—
Commercial real estate	(828)	(421)
Real estate construction	—	—
Agricultural	—	—
Residential real estate	(31)	(134)
Consumer	(67)	(53)

Total charge-offs	(930)	(608)

Recoveries:
Commercial and industrial	1	1
Commercial real estate	125	6
Real estate construction	—	1
Agricultural	2	1
Residential real estate	6	0
Consumer	38	32

Total recoveries	172	41

Net charge-offs	(758)	(567)
Provision for loan losses	550	435

Balance at end of period	$3,506	$3,644

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Loans accounted for on non-accrual basis	$10,023	$9,490	$6,471
Accruing loans which are past due 90 days	1,038	1,037	292
Renegotiated loans	455	457	—
Other real estate owned	4,658	4,254	4,137

Total non-performing assets	$16,174	$15,238	$10,900

Ratios:
Allowance to total loans	0.86%	0.89%	0.84%
Net charge-offs to average loans (annualized)	0.75%	0.40%	0.58%
Non-performing assets to total loans and other real estate owned	3.91%	3.63%	2.50%

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

During the first quarter of 2011, the Company charged off $432,000 on a commercial real estate loan, related to a new collateral valuation. As of March 31, 2011, there was $7.1 million in small business relationships on nonaccrual. Approximately $2.0 million of this amount consisted of two relationships, one secured by commercial real estate and another secured by a commercial building. Several other non-performing loans totaling approximately $4.1 million were acquired from CNB and ANB.

Non–accrual residential real estate loans totaled $2,563,000 with the largest balance being $301,000. Non-accrual consumer loans totaled $193,000, and home equity credit loans totaled $130,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2011 was 68.6%, compared to 71.0% at December 31, 2010 and 71.7% at the same date in 2010. Loans to total assets were 61.2% at the end of the first quarter of 2011, compared to 60.1% at December 31, 2010 and 59.8% at the same time last year. At March 31, 2011, the Company had $59.8 million in interest-earning deposits, of which $8.0 million was held in fully-insured certificates of deposit with maturities laddered over 90 days to meet short-term funding needs. The Company has $122.7 million in available-for-sale securities that are readily marketable. Approximately 64.7% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 92.6% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At March 31, 2011 and December 31, 2010, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$78,298	18.57%	$33,732	8.0%	N/A	N/A
Bank	70,550	16.75	33,705	8.0	$42,131	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,792	17.74	16,866	4.0	N/A	N/A
Bank	67,044	15.91	16,852	4.0	25,279	6.0

Tier I Capital (to Average Assets)
Consolidated	74,792	10.99	27,217	4.0	N/A	N/A
Bank	67,044	9.99	27,101	4.0	33,876	5.0

As of December 31, 2010
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$78,385	18.36%	$34,161	8.0%	N/A	N/A
Bank	69,514	16.31	34,099	8.0	$42,623	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,671	17.49	17,081	4.0	N/A	N/A
Bank	65,800	15.44	17,049	4.0	25,574	6.0

Tier I Capital (to Average Assets)
Consolidated	74,671	10.65	28,033	4.0	N/A	N/A
Bank	65,800	9.45	27,846	4.0	34,807	5.0

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

Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Fair Value of Securities - The Company uses the Fair Value Measurements prescribed under the FASB Accounting Standards Codification to value its securities. The ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two year period and also for immediate rate shocks. Due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at March 31, 2011, the Bank was within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200, 300 and 400 basis points.

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

	Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	3/31/11	ALCO Guideline	3/31/11	ALCO Guideline
+400	2.18%	±20%	14.4%	±30%
+300	1.36	±15%	12.1	±20
+200	.50	±10	9.3	±15
+100	-.04	±5	5.5	±10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 12a-15e under the Securities Exchange Act of 1934) as of March 31, 2011, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended March 31, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

For a discussion of the Company’ risk factors, please see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011, and available at www.sec.gov. These risk factors could materially affect the Company’s business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

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

NB&T FINANCIAL GROUP, INC.

Date: May 12, 2011	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith