Form 10-Q
period 2011-06-30
NB&T FINANCIAL GROUP INC
filed 2011-08-11
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 3, 2011, 3,424,162 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2011 Form 10-Q

Item 1: Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$11,831	$8,693
Interest-earning deposits	58,531	72,678
Federal funds sold	406	380

Cash and cash equivalents	70,768	81,751

Securities-available-for-sale	137,071	133,855
Loans held for sale	283	688
Loans, net of allowance for loan losses of $3,475 and $3,714	404,759	410,576
Premises and equipment	19,318	20,519
Federal Reserve and Federal Home Loan Bank stock	10,025	10,021
Earned income receivable	2,899	2,909
Goodwill	3,625	3,625
Core deposits and other intangibles	1,006	1,183
Bank-owned life insurance	15,243	15,002
Other real estate owned	4,175	4,254
FDIC loss share receivable	1,979	2,078
Other assets	3,877	4,157

Total assets	$675,028	$690,618

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$82,133	$105,187
Savings, NOW and Money Market	331,535	292,773
Time	167,062	186,413

Total deposits	580,730	584,373

Short-term borrowings	1,037	12,779
Long-term debt	15,310	15,310
Interest payable and other liabilities	7,048	7,137

Total liabilities	604,125	619,599

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,104	12,013
Retained earnings	60,221	60,221
Accumulated other comprehensive income	2,076	2,283
Treasury stock; 394,788 shares – 2011 and 394,788 shares - 2010	(4,498)	(4,498)

Total stockholders’ equity	70,903	71,019

Total liabilities and stockholders’ equity	$675,028	$690,618

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$6,218	$7,007	$12,258	$13,017
Securities-taxable	902	1,042	1,921	2,144
Securities-tax-exempt	70	158	159	362
Federal funds sold and other	43	29	88	62
Dividends on Federal Home Loan & Federal Reserve Bank stock	115	114	232	228

Total interest and dividend income	7,348	8,350	14,658	15,813

Interest Expense
Deposits	1,053	1,362	2,190	2,695
Short-term debt	0	102	31	102
Long-term debt	217	415	435	928

Total interest expense	1,270	1,879	2,656	3,725

Net Interest Income	6,078	6,471	12,002	12,088
Provision for Loan Losses	385	525	935	960

Net Interest Income After Provision for Loan Losses	5,693	5,946	11,067	11,128

Non-interest Income
Trust income	255	229	519	456
Service charges and fees	1,197	1,215	2,242	2,262
Gain on bargain purchase	0	0	0	7,572
Gain on sale of insurance agency	0	0	0	1,390
Gain (loss) on sale of available for sale securities	(10)	0	779	0
Other-than-temporary losses on investments:
Total other-than-temporary losses	0	0	0	(251)
Loss recognized in other comprehensive income (before taxes)	0	0	0	201
Net impairment losses recognized in earnings	0	0	0	(50)

Other	455	574	915	987

Total non-interest income	1,897	2,018	4,455	12,617

Non-interest Expense
Salaries and employee benefits	3,112	3,105	6,212	7,518
Net occupancy expense	583	625	1,215	1,264
Equipment and data processing expense	750	787	1,533	1,581
FDIC insurance	146	246	367	428
Professional fees	528	501	1,066	1,021
Marketing expense	155	166	293	324
State franchise tax	218	202	434	396
Amortization of intangibles	88	103	178	189
Other	566	530	1,427	1,041

Total non-interest expense	6,146	6,265	12,725	13,762

Income Before Income Tax	1,444	1,699	2,797	9,983

Provision for Income Taxes	395	429	743	3,109

Net Income	$1,049	$1,270	$2,054	$6,874

Basic Earnings Per Share	$.31	$.37	$.60	$2.02

Diluted Earnings Per Share	$.31	$.37	$.60	$2.02

Dividends Declared Per Share	$.30	$.29	$.60	$.58

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended, June 30,
(Dollars in thousands)	2011	2010
	(Unaudited)
Operating Activities
Net income	$2,054	$6,874
Items not requiring (providing) cash
Depreciation and amortization	876	871
Provision for loan losses	935	960
Amortization of premiums and discounts on securities	727	713
Increase in cash surrender value on bank owned life insurance	(241)	(237)
Other-than-temporary impairment of securities	0	50
Gain on bargain purchase	0	(7,572)
Gain on sale of insurance agency	0	(1,390)
Gain on sale of available-for-sale securities	(779)	0
Proceeds from sale of loans held for sale	5,545	4,195
Originations of loans held for sale	(5,122)	(4,428)
Gain from sale of loans	(18)	(33)
Proceeds from FDIC loss share receivable	112	0
Net change in:
Other assets and liabilities	847	5,198

Net cash provided by operating activities	4,936	5,201

Investing Activities
Purchases of available-for-sale securities	(70,268)	(72,467)
Proceeds from sales of available-for-sale securities	23,443	0
Proceeds from maturities of available-for-sale securities	43,347	68,901
Net change in loans	5,278	3,028
Purchase of Federal Reserve Bank stock	(4)	(174)
Net cash from acquisition, including $9,493 of proceeds from FDIC	0	25,821
Proceeds from sale of insurance agency	0	2,276
Purchase of premises and equipment	(276)	(1,058)

Net cash provided by investing activities	1,520	26,327

Financing Activities
Net change in:
Deposits	(3,643)	(30,012)
Short-term borrowings	(11,742)	(28)
Cash dividends	(2,054)	(1,967)

Net cash used in financing activities	(17,439)	(32,007)

Decrease in Cash and Cash Equivalents	(10,983)	(479)
Cash and Cash Equivalents, Beginning of Year	81,751	53,599

Cash and Cash Equivalents, End of Period	$70,768	$53,120

Supplemental Cash Flows Information
Interest paid	$2,760	$3,725
Income taxes paid (net of refunds)	320	20
Assets acquired in business combination	0	72,313
Liabilities assumed in business combination	0	67,316

See Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The Form 10-Q does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Immaterial changes in financial condition and results of operations may not be discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of June 30, 2011 and December 31, 2010, and the results of its operations and cash flows for the three- and six-month periods ended June 30, 2011 and 2010. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2011:
U.S. government sponsored entities	$27,171	$302	$(27)	$27,446
Mortgage-backed securities:
U.S. Government sponsored entities-residential	81,954	2,230	(30)	84,154
Private label-residential	8,230	299	(167)	8,362
State and political subdivisions	16,570	548	(9)	17,109

	$133,925	$3,379	$(233)	$137,071

December 31, 2010:
U.S. government sponsored entities	$21,081	$13	$0	$21,094
Mortgage-backed securities:
U.S. Government sponsored entities-residential	82,346	2,985	(20)	85,311
Private label-residential	9,929	387	(154)	10,162
State and political subdivisions	17,040	332	(84)	17,288

	$130,396	$3,717	$(258)	$133,855

The amortized cost and fair value of securities available for sale at June 30, 2011, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$6,344	$6,355
After one year through five years	9,504	9,708
After five years through ten years	20,681	21,129
After ten years	7,212	7,363

	43,741	44,555
Mortgage-backed securities	90,184	92,516

Totals	$133,925	$137,071

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $89,640,000 at June 30, 2011 and $51,867,000 at December 31, 2010.

Gross gains of $789,000 and gross losses of $10,000 resulting from sales of available-for-sale securities were realized during the first six months of 2011. Gross gains and losses are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2011
U.S. government sponsored entities	$3,488	$(27)	$0	$0	$3,488	$(27)

Mortgage-backed securities:
U.S. Government sponsored entities-residential	6,527	(30)	0	0	6,527	(30)
Private label-residential	988	(22)	653	(145)	1,641	(167)
State & political subdivisions	1,438	(9)	0	0	1,438	(9)

Total Securities	$12,441	$(88)	$653	$(145)	$13,094	$(233)

December 31, 2010

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$4,146	$(20)	$0	$0	$4,146	$(20)
Private label-residential	0	0	1,341	(154)	1,341	(154)
State & political subdivisions	4,111	(84)	0	0	4,111	(84)

Total Securities	$8,257	$(104)	$1,341	$(154)	$9,598	$(258)

The unrealized losses outstanding 12 months or more of $145,000 at June 30, 2011 were due to one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. Based on management’s review of the underlying collateral performance and estimate of projected future cash flows, The National Bank and Trust Company (the “Bank”) has recognized an other-

than-temporary impairment charge of $200,000 in prior periods. In the second quarter of 2011, approximately $12,000 of losses were realized on this security with total realized losses through June 30, 2011 totaling approximately $60,000. These losses were in line with prior period loss projections.

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2011 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at June 30, 2011.

	Default Rate	Severity
Alt-A	18.4%	52.6%

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

Accumulated Credit Losses 2011
Credit losses on debt securities held
Beginning of year	$(170)
Reductions related to losses realized which were previously recognized	30

End of period	$(140)

Note 3: Loans

Categories of loans include (thousands):	June 30, 2011	December 31, 2010
Commercial	$68,648	$65,304
Agricultural	31,071	31,354
Real estate construction	2,657	5,029
Commercial real estate	175,336	177,640
Residential real estate	120,161	124,497
Consumer	10,413	10,510

Total loans	408,286	414,334

Less: Net deferred loan fees, premiums and discounts	(52)	(44)
Allowance for loan losses	(3,475)	(3,714)

Net loans	$404,759	$410,576

Activity in the allowance for loan losses was as follows (thousands):

	Six Months Ended June 30,
	2011	2010
Balance, beginning of year	$3,714	$3,776
Provision for loan losses	935	960
Recoveries	207	96
Charge-offs	(1,381)	(990)

Balance, end of period	$3,475	$3,842

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

The following tables provide a breakdown of the allowance for loan losses for the three months and six months ended June 30, 2011 (thousands):

Three Months Ended June 30, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$588	$1,943	$152	$478	$227	$118	$3,506
Charge-offs	0	(261)	0	(106)	(40)	(44)	(451)
Recoveries	12	8	1	1	1	12	35
Provision	201	32	1	104	13	34	385

Ending Balance	$801	$1,722	$154	$477	$201	$120	$3,475

Six Months Ended June 30, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$474	$2,057	$184	$528	$337	$134	$3,714
Charge-offs	(4)	(1,089)	0	(134)	(43)	(111)	(1,381)
Recoveries	13	133	3	6	2	50	207
Provision	318	621	(33)	77	(95)	47	935

Ending Balance	$801	$1,722	$154	$477	$201	$120	$3,475

The following tables presents the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of June 30, 2011 and December 31, 2010 (thousands):

June 30, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Ending balance: Individually evaluated for impairment	$390	$0	$0	$0	$0	$0	$390

Collectively evaluated for impairment	$365	$1,642	$154	$476	$201	$120	$2,958

Loans acquired with deteriorated credit quality	$46	$80	$0	$1	$0	$0	$127

Financing Receivables
Ending balance	$68,648	$177,715	$31,071	$88,601	$31,838	$10,413	$408,286

Ending balance: Individually evaluated for impairment	$1,844	$3,584	$0	$1,056	$0	$0	$6,484

Collectively evaluated for impairment	$66,565	$169,897	$31,071	$87,445	$31,838	$10,413	$397,229

Loans acquired with deteriorated credit quality	$239	$4,234	$0	$100	$0	$0	$4,573

December 31, 2010:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Ending balance: Individually evaluated for impairment	$37	$430	$0	$0	$0	$0	$467

Collectively evaluated for impairment	$391	$1,479	$184	$528	$337	$134	$3,053

Loans acquired with deteriorated credit quality	$46	$148	$0	$0	$0	$0	$194

Financing Receivables
Ending balance	$65,304	$182,372	$31,354	$91,901	$32,893	$10,510	$414,334

Ending balance: Individually evaluated for impairment	$696	$4,420	$0	$1,061	$0	$0	$6,177

Collectively evaluated for impairment	$64,342	$173,547	$31,354	$90,740	$32,893	$10,510	$403,386

Loans acquired with deteriorated credit quality	$266	$4,405	$0	$100	$0	$0	$4,771

The following table outlines the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of June 30, 2011 and December 31, 2010 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Pass	$58,353	$53,758	$153,377	$153,490	$30,793	$30,108
Other Assets Especially Mentioned	2,192	5,722	8,239	10,312	2	962
Substandard	7,957	5,678	15,956	18,529	276	284
Doubtful	146	146	143	61	0	0
Loss	0	0	0	0	0	0
Non-rated	0	0	0	(21)	0	0

Total	$68,648	$65,304	$177,715	$182,372	$31,071	$31,354

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate
	1 to 4 Family		Home equity		Consumer
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Grade:
Pass	$84,909	$88,582	$31,607	$32,761	$10,210	$10,304
Substandard	3,692	3,319	231	132	203	206

Total	$88,601	$91,901	$31,838	$32,893	$10,413	$10,510

For purposes of monitoring the credit quality and risk characteristics of its commercial portfolio segment, the Company disaggregates the segment into the following classes: commercial and industrial, commercial real estate and agricultural.

To facilitate the monitoring of credit quality within the commercial portfolio segment, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the commercial portfolio segment, the Company utilizes the following categories of credit grades: pass, other assets especially mentioned, substandard, doubtful or loss. The five categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter.

Pass ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis.

The Company assigns an Other Assets Especially Mentioned rating to loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan or the Company’s credit position.

The Company assigns a substandard rating to loans that are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. Substandard loans have well defined weaknesses or weaknesses that could jeopardize the orderly repayment of the debt. Loans and leases in this grade also are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies noted are not addressed and corrected.

The Company assigns a doubtful rating to loans and leases that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans. Loans rated as loss are loans with advances in excess of calculated current fair value which are considered uncollectible.

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Company disaggregates the segment into the following classes: residential mortgage, home equity and other consumer. The Company considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans. Consumer loans that have principal and interest payments that have become past due ninety days are classified as substandard unless such loans are both well secured and in the process of collection. All other loans and leases are classified as pass. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Company estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Company considers a loan in the process of collection if collection efforts or legal action is proceeding and the Company expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables outline the Company’s past due and nonaccrual loans as of June 30, 2011 and December 31, 2010:

June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Financing Receivables	90 Days and Accruing	Nonaccrual
Commercial	$466	$458	$2,941	$3,865	$64,783	$68,648	$1,034	$2,327
Commercial real estate	824	356	3,770	4,950	172,765	177,715	0	5,760
Agricultural	0	0	43	43	31,028	31,071	0	43
Residential:
1-4 Family	1,169	177	1,064	2,410	86,191	88,601	0	2,905
Home equity	155	76	159	390	31,448	31,838	15	214
Consumer	23	18	183	224	10,189	10,413	0	203

Total	$2,637	$1,085	$8,160	$11,882	$396,404	$408,286	$1,049	$11,452

December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Financing Receivables	90 Days and Accruing	Nonaccrual
Commercial	$526	$380	$1,807	$2,713	$62,591	$65,304	$1,037	$1,025
Commercial real estate	1,145	282	4,158	5,585	176,787	182,372	0	5,725
Agricultural	36	0	0	36	31,318	31,354	0	43
Residential:
1-4 Family	835	761	1,028	2,624	89,277	91,901	0	2,365
Home equity	54	41	68	163	32,730	32,893	0	126
Consumer	41	1	148	190	10,320	10,510	0	206

Total	$2,650	$1,465	$7,196	$11,311	$403,023	$414,334	$1,037	$9,490

The below table represents loans considered impaired at June 30, 2011 and December 31, 2010 and the related allowance for loan losses. Interest income recognized is not materially different than interest income that would have been recognized on a cash basis (thousands):

June 30, 2011:

				Average Recorded Investment		Interest Income Recognized
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months ended June 30, 2011	Six months ended June 30, 2011	Three months ended June 30, 2011	Six months ended June 30, 2011
With no related allowance recorded:
Commercial	$377	$400	$0	$1,025	$920	$0	$0
Commercial real estate	5,364	5473	0	3,970	3,706	0	17
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	1,156	1,157	0	1,158	1,160	0	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
With an allowance recorded:
Commercial	$1,706	$1,737	$435	$1,152	$832	$0	$0
Commercial real estate	313	376	40	1,229	1,713	0	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0	0	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer
Total:
Commercial	$2,083	$2,137	$435	$2,177	$1,752	$0	$0
Commercial real estate	5,677	5,849	40	5,199	5,419	0	17
Agricultural	0	0	0	0	0	0	0
Residential -1 to 4 Family	1,156	1,157	0	1,158	1,160	0	0
Residential -Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0

December 31, 2010:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$711	$734	$0	$814	$19
Commercial real estate	3,178	3,204	0	7,638	526
Agricultural	0	0	0	33	0
Residential-1 to 4 Family	1,163	1,165	0	411	38
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
With an allowance recorded:
Commercial	$191	$222	$82	$0	$0
Commercial real estate	2,681	2,752	560	0	0
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0
Residential-Home equity	0	0	0	0	0
Consumer
Total:
Commercial	$902	$956	$82	$814	$19
Commercial real estate	5,859	5,956	560	7,638	526
Agricultural	0	0	0	33	0
Residential-1 to 4 Family	1,163	1,165	0	411	38
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2011. The amounts are as follows (thousands):

Commercial	$5,972
Consumer	112

Outstanding balance	$6,084

Carrying amount, net of discount of $609	$4,573

Accretable yield	$133

Accretable yield, or income expected to be collected, is as follows (thousands):

Balance at December 31, 2010	$279
Additions	0
Accretion	(131)
Disposals	(15)

Balance at June 30, 2011	$133

Note 4: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	June 30, 2011	December 31, 2010
Federal Home Loan Bank Advances	$5,000	$5,000
Junior subordinated debentures	10,310	10,310

Total	$15,310	$15,310

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

As of June 30, 2011 and December 31, 2010, the outstanding principal balance of the Capital Securities was $10,000,000. As required by the Consolidation Topic of the Codification, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Commitments

Outstanding commitments to extend credit as of June 30, 2011 totaled $70,543,000. Standby letters of credit as of June 30, 2011 totaled $2,467,000.

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,049	$1,270	$2,054	$6,874

Denominator:
Weighted-average common shares outstanding (basic)	3,424,162	3,396,380	3,424,162	3,396,380
Effect of stock options	12,101	1,038	19,275	118

Weighted-average common shares outstanding (diluted)	3,436,263	3,397,418	3,443,437	3,396,498

Earnings per share:
Basic	$.31	$.37	$.60	$2.02

Diluted	$.31	$.37	$.60	$2.02

For the three and six months ended June 30, 2011 and June 30, 2010, stock options covering 118,700 and 248,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market

Note 7: Comprehensive Income

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized gains on securities available for sale	$1,043	$696	$466	$1,692
Net unrealized gain on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	0	0	7
Reclassification for amount realized in income	10	0	(779)	50

Other comprehensive income (loss), before tax effect	1,053	696	(313)	1,749
Tax expense (benefit)	358	238	(106)	595

Other comprehensive income (loss)	$695	$458	$(207)	$1,154

Total comprehensive income was as follows (thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$1,049	$1,270	$2,054	$6,874
Other Comprehensive Income (Loss)	695	458	(207)	1,154

Total Comprehensive Income	$1,744	$1,728	$1,847	$8,028

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2011, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (thousands):

	Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Available-for-sale securities	$137,071	$0	$137,071	$0

December 31, 2010:
Available-for-sale securities	$133,855	$0	$133,855	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At June 30, 2011 and December 31, 2010, collateral-dependent impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

	Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Impaired loans	$741	$0	$0	$741
Foreclosed assets, net	2,023	0	0	2,023

December 31, 2010:
Impaired loans	$2,792	$0	$0	$2,792
Foreclosed assets, net	72	0	0	72

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$70,768	$70,768	$81,751	$81,751
Available-for-sale securities	137,071	137,071	133,855	133,855
Loans, including loans held for sale, net	405,042	419,172	411,264	418,683
Stock in FRB and FHLB	10,025	10,025	10,021	10,021
Earned income receivable	2,899	2,899	2,909	2,909
FDIC loss share receivable	1,979	1,979	2,078	2,078

Financial liabilities
Deposits	580,730	584,048	584,373	588,424
Short-term borrowings	1,037	1,037	12,779	12,779
Long-term debt	15,310	21,778	15,310	21,746
Interest payable	248	248	352	352

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 2011 and December 31, 2010. The estimated fair value for cash and cash equivalents, FRB and FHLB stock, FDIC loss share receivable, earned income receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at June 30, 2011 and December 31, 2010 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as long-term debt is based on estimates of the rate the Bank would pay on such liabilities at June 30, 2011 and December 31, 2010, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2011 and December 31, 2010, the fair value of commitments was not material.

Note 10: Effect of Recent Accounting Standards

In July 2010, the FASB issued an update to the Financial Accounting Standards Codification (ASU No. 2010-20), which requires companies to provide more information in their financial statement disclosures about the credit quality of their loans and the credit reserves held against them. The additional disclosures include aging of past-due loans and credit quality indicators. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As of June 30, 2011, these new disclosures are included in Note 3 of the financial statements.

The Financial Accounting Standards Board finalized Accounting Standards Update No. 2011-02 in April 2011 to give banks new criteria for determining whether a particular loan modification represents a troubled debt restructuring for accounting purposes. The determination is significant because it signals when a bank should also record an impairment loss associated with the same loan. The new guidance is effective for quarterly and annual reports for periods beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption. Early application is permitted, but the Company has not elected early application. The Company is currently in the process of evaluating the impact of adopting the amended guidance on the Company’s Condensed Consolidated Financial Statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which contains amendments explaining further how to measure fair value. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or a financial instrument. The amendments also require disclosures about quantitative information about the unobservable inputs under in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective for periods beginning after December 15, 2011. The Comapny is currently in the process of evaluating the impact of adopting the amended guidance on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, which will increase the prominence of other comprehensive income (“OCI”) in the financial statements, no longer allowing OCI to be presented in the Statement of Changes in Equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, but the Company has not elected early application. This new disclosure will be provided, starting in 2012.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2011 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010 and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

August 11, 2011

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2011 was $1.0 million, or $.31 per share, compared to net income for the second quarter of 2010 of $1.3 million, or $.37 per share. Net income for the first six months of 2011 was $2.1 million, or $.60 per share, compared to $6.9 million, or $2.02 per share for the same period in 2010. Net income for 2010 was higher largely due to a bargain purchase pre-tax gain of approximately $7.6 million in the Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain of the assets and liabilities of American National Bank (“ANB”). In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency in January 2010.

Net Interest Income

Net interest income was $6.1 million for the second quarter of 2011, compared to $6.5 million for the second quarter of 2010. Net interest margin decreased to 3.95% for the second quarter of 2011, compared to 4.03% for the same quarter last year. The net interest margin decreased primarily due to a decline in higher-yielding loans. Average loans outstanding for the second quarter of 2011, which had an average rate of 6.11%, decreased to $408.2 million from $433.3 million from the same quarter last year. Due to the increased liquidity from lower loan demand, the Company was able to lower rates on interest-bearing deposits and reduce higher cost Federal Home Loan Bank debt by $24.5 million, resulting in a decrease in the cost of interest-bearing liabilities from 1.42% for the second quarter of 2010 to 1.00% for the second quarter of 2011. Net interest margin for the first six months of 2011 was 3.90%, compared to 3.91% for the first six months of 2010.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2011 was $385,000, compared to $525,000 in the same quarter last year. Net charge-offs were $416,000 in the second quarter of 2011, compared to $326,000 in the second quarter of 2010. The provision for loan losses was $935,000 for the first six months of 2011, compared to $960,000 for the first six months of 2010. Net charge-offs for the first six months of 2011 were $1.2 million, compared to $894,000 for the same period last year. Charge-offs in 2011 increased primarily due to the write-down of one commercial real estate loan as a result of a recently updated collateral valuation, for which specific reserves of approximately $200,000 had been established in the prior year. The provision for loan losses is based on management’s evaluation of the loan loss allowance considering specific loan reserves, general reserves related to charge-off experience and current economic conditions. Non-performing loans increased to $13.0 million at June 30, 2011, compared to $7.6 million at June 30, 2010. The year-over-year increase in non-performing loans is due primarily to three southwest Ohio commercial relationships, each between $1.0 million and $1.2 million and secured by commercial real estate or all business assets. No specific allocation was deemed necessary on these three loan relationships. The remaining increase is primarily due to approximately $1.9 million of ANB acquired loans, which are covered under the Company’s FDIC loss share agreement with the FDIC sharing in 80% of any future losses associated with those loans.

Non-interest Income

Total non-interest income was $1.9 million for the second quarter of 2011, compared to $2.0 million for the second quarter of 2010. The decline in non-interest income is largely due to reduced NSF fee income. Total non-interest income for the first half of 2011 was $4.5 million, compared to $12.6 million for the first half of 2010. In the first half of 2010, the Company had a bargain purchase pre-tax gain of approximately $7.6 million in the FDIC assisted acquisition of certain of the assets and liabilities of ANB. In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency in January 2010. In the first six months of 2011, the Company sold approximately $23.0 million in securities and realized gains of $779,000.

Non-interest Expense

Total non-interest expense was $6.1 million for the second quarter of 2011, compared to $6.3 million for the second quarter of 2010. For the first six months of 2011, non-interest expense was $12.7 million, compared to $13.8 million for the first half of 2010. Non-interest expenses for the first half of 2010 were significantly higher due to increased bonus plan expense and acquisition related expenses.

Income Taxes

The provision for income taxes for the second quarter of 2011 was $396,000, or 27.4%, compared to $429,000, or 25.3%, for the second quarter of 2010. The provision for income taxes for the first half of 2011 was $743,000, or 26.6%, compared to $3.1 million, or 31.1%, for the first half of 2010. The higher effective tax rate for the first half of 2010 was primarily due to the increase in taxable income at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2011 are as follows (in thousands):

	June 30,	December 31,	2011 Change
	2011	2010	Amount	Percent
Total assets	$675,028	$690,618	$(15,590)	(2.3)
Interest-earning deposits	58,531	72,678	(14,147)	(19.5)
Federal funds sold	406	380	26	6.9
Loans, net*	405,042	411,264	(6,222)	(1.5)
Securities	137,071	133,855	3,216	2.4
Demand deposits	82,133	105,187	(23,054)	(21.9)
Savings, NOW, MMDA deposits	331,535	292,773	38,762	13.2
CD’s $100,000 and over	41,750	48,217	(6,467)	(13.4)
Other time deposits	125,312	138,196	(12,884)	(9.3)
Total deposits	580,730	584,373	(3,643)	(.6)
Short-term borrowings	1,037	12,779	(11,742)	(91.9)
Long-term borrowings	15,310	15,310	0	0
Stockholders equity	70,903	71,019	(116)	(.2)

*	Includes loans held for sale

At June 30, 2011, total assets were $675.0 million, a decrease of $15.6 million from December 31, 2010. The decrease is primarily attributable to the use of interest-earning deposits to pay off $12.0 million in maturing Federal Home Loan Bank debt in January 2011. In addition, net loans declined $5.8 million in the first half of 2011 due to decreased loan demand and increased competitive factors.

Average total assets declined $29.3 million, or 4.2%, to $674.8 million from the second quarter of 2010. Average total gross loans decreased to $408.2 million, a decrease of $25.1 million from the same quarter last year. The decline is largely the result of decreased loan demand and increased sales of fixed-rate residential mortgage loans into the secondary market. Commercial loan balances declined $5.1 million from the same quarter last year, while home equity and personal loans also declined $2.0 million and $5.0 million, respectively. Residential mortgage loans declined $13.0 million in the second quarter of 2011, compared to the same quarter last year, with the bank’s serviced portfolio for sold mortgage loans increasing $14.6 million. Average securities balances declined from the same quarter last year to $128.2 million, a decrease of $20.3 million, while average interest-earning deposits and federal funds sold increased $18.8 million.

Average total deposit liabilities decreased $4.4 million for the second quarter of 2011 to $582.4 million, compared to an average of $586.8 million for the same quarter last year. As loan demand declined, the Company lowered rates on interest-bearing deposits in order to lower its cost of funds, resulting in a small decline in deposit balances. Average borrowings also declined to $16.1 million in the second quarter of 2011, compared to $40.3 million in the same quarter last year due to the payoff of $24.5 million in FHLB debt in December 2010 and January 2011.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Balance at beginning of period	$3,506	$3,644	$3,714	$3,776

Charge-offs:
Commercial and industrial	0	0	(4)	0
Commercial real estate	(261)	(110)	(1,089)	(531)
Real estate construction	0	0	0
Agricultural	0	0	0	0
Residential real estate	(146)	(221)	(177)	(355)
Consumer	(44)	(51)	(111)	(104)

Total charge-offs	(451)	(382)	(1,381)	(990)

Recoveries:
Commercial and industrial	12	1	13	2
Commercial real estate	8	13	133	19
Real estate construction	0	2	0	2
Agricultural	1	4	3	5
Residential real estate	2	9	8	9
Consumer	12	26	50	59

Total recoveries	35	55	207	96

Net charge-offs	(416)	(327)	(1,174)	(894)
Provision for loan losses	385	525	935	960

Balance at end of period	$3,475	$3,842	$3,475	$3,842

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Loans accounted for on non-accrual basis	$11,452	$9,490	$7,587
Accruing loans which are past due 90 days	1,049	1,037	1
Renegotiated loans	452	457	0
Other real estate owned	4,175	4,254	3,894

Total non-performing assets	$17,128	$15,238	$11,482

Ratios:
Allowance to total loans	0.85%	0.89%	0.88%
Net charge-offs to average loans (annualized)	0.58%	0.40%	0.58%
Non-performing assets to total loans and other real estate owned	4.15%	3.63%	2.62%

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

During the first half of 2011, the Company charged off approximately $591,000 on one commercial real estate loan. The property securing the loan was obtained in foreclosure, and the Company is in the process of selling the property to a third party. As of June 30, 2011, there was $8.1 million in small business relationships on nonaccrual. Approximately $3.0 million of this amount consisted of three relationships, all secured by commercial real estate or business assets. Several other non-performing commercial loans totaling approximately $1.3 million were acquired from ANB, which are covered under the Company’s FDIC loss share agreement with the FDIC sharing in 80% of any future losses on these loans. Non–accrual residential real estate loans totaled $2,905,000 with the largest balance being $300,000. In addition, approximately $600,000 were acquired from ANB and are covered under the FDIC loss share agreement. Non-accrual consumer loans totaled $203,000, and home equity credit loans totaled $214,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at June 30, 2011 was 70.3%, compared to 71.0% at December 31, 2010 and 71.7% at the same date in 2010. Loans to total assets were 60.5% at the end of the second quarter of 2011, compared to 60.1% at December 31, 2010 and 59.8% at the same time last year. At June 30, 2011, the Company had $58.5 million in interest-earning deposits. The Company has $137.1 million in available-for-sale securities that are readily marketable. Approximately 65.4% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 92.8% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At June 30, 2011 and December 31, 2010, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$78,416	18.81%	$33,343	8.0%	N/A	N/A
Bank	71,806	17.24	33,316	8.0	$41,645	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,941	17.98	16,671	4.0	N/A	N/A
Bank	68,331	16.41	16,658	4.0	24,987	6.0

Tier I Capital (to Average Assets)
Consolidated	74,941	11.17	26,836	4.0	N/A	N/A
Bank	68,331	10.22	26,751	4.0	33,438	5.0

As of December 31, 2010
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$78,385	18.36%	$34,161	8.0%	N/A	N/A
Bank	69,514	16.31	34,099	8.0	$42,623	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,671	17.49	17,081	4.0	N/A	N/A
Bank	65,800	15.44	17,049	4.0	25,574	6.0

Tier I Capital (to Average Assets)
Consolidated	74,671	10.65	28,033	4.0	N/A	N/A
Bank	65,800	9.45	27,846	4.0	34,807	5.0

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two year period and also for immediate rate shocks. Due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at June 30, 2011, the Bank was within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200, 300 and 400 basis points.

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

	Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	6/30/11	ALCO Guideline	6/30/11	ALCO Guideline
+400	2.94%	+20%	17.7%	+30%
+300	1.93	+15%	15.2	+20
+200	.95	+10	12.1	+15
+100	.20	+5	7.5	+10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 12a-15e under the Securities Exchange Act of 1934) as of June 30, 2011, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended June 30, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Reserved

Item 5 - Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith). *As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 11, 2011	/s/ Craig F. Fortin

Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith). *As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.	Included herewith