Form 10-Q
period 2011-09-30
NB&T FINANCIAL GROUP INC
filed 2011-11-10
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 3, 2011, 3,423,252 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2011 Form 10-Q

Item 1: Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$10,419	$8,693
Interest-earning deposits	54,425	72,678
Federal funds sold	375	380

Cash and cash equivalents	65,219	81,751

Securities-available-for-sale	145,457	133,855
Loans held for sale	172	688
Loans, net of allowance for loan losses of $3,484 and $3,714	401,353	410,576
Premises and equipment	19,113	20,519
Federal Reserve and Federal Home Loan Bank stock	10,025	10,021
Earned income receivable	3,023	2,909
Goodwill	3,625	3,625
Core deposits and other intangibles	918	1,183
Bank-owned life insurance	15,367	15,002
Other real estate owned	4,236	4,254
FDIC loss share receivable	1,979	2,078
Other assets	3,543	4,157

Total assets	$674,030	$690,618

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$89,868	$105,187
Savings, NOW and Money Market	330,132	292,773
Time	156,391	186,413

Total deposits	576,391	584,373

Short-term borrowings	1,175	12,779
Long-term debt	15,310	15,310
Interest payable and other liabilities	9,309	7,137

Total liabilities	602,185	619,599

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,144	12,013
Retained earnings	60,324	60,221
Accumulated other comprehensive income	2,875	2,283
Treasury stock; 394,788 shares – 2011 and 394,788 shares - 2010	(4,498)	(4,498)

Total stockholders’ equity	71,845	71,019

Total liabilities and stockholders’ equity	$674,030	$690,618

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans	$5,856	$6,757	$18,114	$19,774
Securities-taxable	739	1,057	2,660	3,200
Securities-tax-exempt	89	115	248	477
Federal funds sold and other	40	27	128	90
Dividends on Federal Home Loan & Federal Reserve Bank stock	105	113	337	341

Total interest and dividend income	6,829	8,069	21,487	23,882

Interest Expense
Deposits	861	1,350	3,051	4,046
Short-term debt	0	199	31	300
Long-term debt	218	322	653	1,250

Total interest expense	1,079	1,871	3,735	5,596

Net Interest Income	5,750	6,198	17,752	18,286
Provision for Loan Losses	475	225	1,410	1,185

Net Interest Income After Provision for Loan Losses	5,275	5,973	16,342	17,101

Non-interest Income
Trust income	256	234	775	690
Service charges and fees	1,315	1,169	3,558	3,430
Gain on bargain purchase	0	0	0	7,572
Gain on sale of insurance agency	0	0	0	1,390
Gain on sale of available for sale securities	421	0	1,200	0
Other-than-temporary losses on investments:
Total other-than-temporary losses	0	0	0	(181)
Loss recognized in other comprehensive income (before taxes)	0	0	0	131

Net impairment losses recognized in earnings	0	0	0	(50)
Other	577	485	1,491	1,473

Total non-interest income	2,569	1,888	7,024	14,505

Non-interest Expense
Salaries and employee benefits	3,164	3,003	9,376	10,521
Net occupancy expense	594	632	1,810	1,895
Equipment and data processing expense	767	746	2,299	2,328
FDIC insurance	133	214	500	642
Professional fees	404	481	1,470	1,502
Marketing expense	162	153	455	477
State franchise tax	179	218	613	614
Amortization of intangibles	87	103	265	292
Other	792	644	2,219	1,685

Total non-interest expense	6,282	6,194	19,007	19,956

Income Before Income Tax	1,562	1,667	4,359	11,650

Provision for Income Taxes	432	450	1,175	3,559

Net Income	$1,130	$1,217	$3,184	$8,091

Basic Earnings Per Share	$.33	$.36	$.93	$2.38

Diluted Earnings Per Share	$.33	$.36	$.93	$2.38

Dividends Declared Per Share	$.30	$.29	$.90	$.87

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended, September 30,
(Dollars in thousands)	2011	2010
	(Unaudited)
Operating Activities
Net income	$3,184	$8,091
Items not requiring (providing) cash
Depreciation and amortization	1,310	1,328
Provision for loan losses	1,410	1,185
Amortization of premiums and discounts on securities	1,463	1,054
Increase in cash surrender value on bank owned life insurance	(365)	(357)
Other-than-temporary impairment of securities	0	50
Gain on bargain purchase	0	(7,572)
Gain on sale of insurance agency	0	(1,390)
Gain on sale of available-for-sale securities	(1,200)	0
Proceeds from sale of loans held for sale	8,518	9,548
Originations of loans held for sale	(7,970)	(9,640)
Gain from sale of loans	(32)	(66)
Proceeds from FDIC loss share receivable	112	1,120
Net change in:
Loans held for sale	0	0
Other assets and liabilities	1,919	3,794

Net cash provided by operating activities	8,349	7,145

Investing Activities
Purchases of available-for-sale securities	(96,685)	(89,115)
Proceeds from sales of available-for-sale securities	31,021	0
Proceeds from maturities of available-for-sale securities	54,691	86,565
Net change in loans	9,180	9,895
Purchase of Federal Reserve Bank stock	(4)	(174)
Net cash from acquisition, including $9,493 of proceeds from FDIC	0	25,821
Proceeds from sale of insurance agency	0	2,276
Purchase of premises and equipment	(417)	(1,371)

Net cash provided by investing activities	(2,214)	33,897

Financing Activities
Net change in:
Deposits	(7,982)	(34,370)
Short-term borrowings	(11,604)	44
Cash dividends	(3,081)	(2,950)

Net cash used in financing activities	(22,667)	(37,276)

Increase (Decrease) in Cash and Cash Equivalents	(16,532)	3,766
Cash and Cash Equivalents, Beginning of Year	81,751	53,599

Cash and Cash Equivalents, End of Period	$65,219	$57,365

Supplemental Cash Flows Information
Interest paid	$3,881	$5,634
Income taxes paid (net of refunds)	698	595
Assets acquired in business combination	0	72,313
Liabilities assumed in business combination	0	67,316

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company”) as of September 30, 2011 and December 31, 2010, and the results of its operations and cash flows for the three- and nine-month periods ended September 30, 2011 and 2010. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2011:
U.S. government sponsored entities	$18,111	$584	$(0)	$18,695
Mortgage-backed securities:
U.S. Government sponsored entities-residential	92,553	2,616	(112)	95,057
Private label-residential	7,587	248	(194)	7,641
State and political subdivisions	22,850	1,231	(17)	24,064

	$141,101	$4,679	$(323)	$145,457

December 31, 2010:
U.S. government sponsored entities	$21,081	$13	$0	$21,094
Mortgage-backed securities:
U.S. Government sponsored entities-residential	82,346	2,985	(20)	85,311
Private label-residential	9,929	387	(154)	10,162
State and political subdivisions	17,040	332	(84)	17,288

	$130,396	$3,717	$(258)	$133,855

The amortized cost and fair value of securities available for sale at September 30, 2011, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$325	$329
After one year through five years	12,973	13,348
After five years through ten years	14,163	15,011
After ten years	13,500	14,071

	40,961	42,759
Mortgage-backed securities	100,140	102,698

Totals	$141,101	$145,457

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $86,680,000 at September 30, 2011 and $51,867,000 at December 31, 2010.

Gross gains of $421,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the third quarter of 2011. Gross gains of $1,210,000 and gross losses of $10,000 resulting from sales of available-for sale securities were realized during the first nine months of 2011. Gross gains are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010. (Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2011
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	15,744	(112)	0	0	15,744	(112)
Private label-residential	923	(28)	618	(166)	1,541	(194)
State and political subdivisions	3,061	(17)	0	0	3,061	(17)

Total Securities	$19,728	$(157)	$618	$(166)	$20,346	$(323)

December 31, 2010

Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$4,146	$(20)	$0	$0	$4,146	$(20)
Private label-residential	0	0	1,341	(154)	1,341	(154)
State and political subdivisions	4,111	(84)	0	0	4,111	(84)

Total Securities	$8,257	$(104)	$1,341	$(154)	$9,598	$(258)

The unrealized losses outstanding 12 months or more of $166,000 at September 30, 2011 is due to one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. Based on management’s review of the underlying collateral performance and estimate of projected future cash flows, The National Bank and Trust Company (the “Bank”) has recognized an other-than-temporary impairment charge of $200,000 in prior periods. In the third quarter of 2011, approximately $10,000 of losses were realized on this security with total realized losses through September

30, 2011 totaling approximately $70,000. These losses were in line with prior period loss projections.

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2011 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at September 30, 2011.

	Default Rate	Severity
Alt-A	19.3%	55.9%

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.(thousands)

Accumulated Credit Losses 2011
Credit losses on debt securities held
Beginning of year	$(170)
Reductions related to losses realized which were previously recognized	40

End of period	$(130)

Note 3: Loans

Categories of loans include (thousands):	September 30, 2011	December 31, 2010
Commercial	$68,854	$65,304
Agricultural	34,293	31,354
Real estate construction	2,431	5,029
Commercial real estate	172,533	177,640
Residential real estate	116,610	124,497
Consumer	10,171	10,510

Total loans	404,892	414,334

Less: Net deferred loan fees, premiums and discounts	(55)	(44)
Allowance for loan losses	(3,484)	(3,714)

Net loans	$401,353	$410,576

Activity in the allowance for loan losses was as follows (thousands):

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of year	$3,714	$3,776
Provision for loan losses	1,410	1,185
Recoveries	229	178
Charge-offs	(1,869)	(1,204)

Balance, end of period	$3,484	$3,935

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, except for loans identified as troubled debt restructuring, the Bank does not separately identify individual consumer and residential loans for impairment measurements.

The following tables provide a breakdown of the allowance for loan losses for the three months and nine months ended September 30, 2011 (thousands):

Three Months Ended September 30, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$801	$1,722	$154	$477	$201	$120	$3,475
Charge-offs	(299)	(36)	(2)	(83)	(23)	(45)	(488)
Recoveries	1	10	1	1	0	9	22
Provision	111	264	97	(9)	(25)	37	475

Ending Balance	$614	$1,960	$250	$386	$153	$121	$3,484

Nine Months Ended September 30, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$474	$2,057	$184	$528	$337	$134	$3,714
Charge-offs	(303)	(1,125)	(2)	(217)	(66)	(156)	(1,869)
Recoveries	14	143	4	7	2	59	229
Provision	429	885	64	68	(120)	84	1,410

Ending Balance	$614	$1,960	$250	$386	$153	$121	$3,484

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of September 30, 2011 and December 31, 2010 (thousands):

September 30, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Ending balance: Individually evaluated for impairment	$208	$441	$0	$0	$0	$0	$649

Collectively evaluated for impairment	$395	$1,421	$250	$386	$153	$121	$2,726

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	$10	$76	$0	$0	$0	$0	$86

Collectively evaluated for impairment	$1	$22	$0	$0	$0	$0	$23

Financing Receivables
Ending balance	$68,854	$174,806	$34,293	$84,664	$32,104	$10,171	$404,892

Ending balance: Individually evaluated for impairment	$1,834	$4,224	$0	$1,050	$0	$0	$7,108

Collectively evaluated for impairment	$66,802	$166,875	$34,293	$83,614	$32,104	$10,171	$393,859

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	$194	$1,578	$0	$0	$0	$0	$1,772

Collectively evaluated for impairment	$24	$2,129	$0	$0	$0	$0	$2,153

December 31, 2010:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Ending balance: Individually evaluated for impairment	$37	$430	$0	$0	$0	$0	$467

Collectively evaluated for impairment	$391	$1,479	$184	$528	$337	$134	$3,053

Loans acquired with deteriorated credit quality	$46	$148	$0	$0	$0	$0	$194

Financing Receivables
Ending balance	$65,304	$182,372	$31,354	$91,901	$32,893	$10,510	$414,334

Ending balance: Individually evaluated for impairment	$696	$4,420	$0	$1,061	$0	$0	$6,177

Collectively evaluated for impairment	$64,342	$173,547	$31,354	$90,740	$32,893	$10,510	$403,386

Loans acquired with deteriorated credit quality	$266	$4,405	$0	$100	$0	$0	$4,771

The following table outlines the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of September 30, 2011 and December 31, 2010 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Pass	$58,185	$53,758	$151,378	$153,490	$34,019	$30,108
Other Assets Especially Mentioned	2,560	5,722	7,158	10,312	0	962
Substandard	7,961	5,678	15,602	18,529	274	284
Doubtful	146	146	143	61	0	0
Loss	0	0	0	0	0	0
Non-rated	2	0	525	(21)	0	0

Total	$68,854	$65,304	$174,806	$182,372	$34,293	$31,354

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate
	1 to 4 Family		Home equity		Consumer
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Grade:
Pass	$81,627	$88,582	$31,804	$32,761	$9,999	$10,304
Substandard	3,037	3,319	300	132	172	206

Total	$84,664	$91,901	$32,104	$32,893	$10,171	$10,510

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

The Company assigns an Other Assets Especially Mentioned rating to loans and leases that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan or the Company’s credit position.

The Company assigns a substandard rating to loans that are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. Substandard loans have well defined weaknesses or weaknesses that could jeopardize the orderly repayment of the debt. Loans in this grade also are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies noted are not addressed and corrected.

The Company assigns a doubtful rating to loans that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans. Loans rated as loss are loans with advances in excess of calculated current fair value which are considered uncollectible.

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Company disaggregates the segment into the following classes: residential mortgage, home equity and other consumer. The Company considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans. Consumer loans that have principal and interest payments that have become past due ninety days are classified as substandard unless such loans are both well secured and in the process of collection. All other loans are classified as pass. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Company estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Company considers a loan in the process of collection if collection efforts or legal action is proceeding and the Company expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables outline the Company’s past due and nonaccrual loans as of September 30, 2011 and December 31, 2010 (thousands):

September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Financing Receivables	90 Days and Accruing	Nonaccrual
Commercial	$2,098	$271	$1,912	$4,281	$64,573	$68,854	$0	$2,211
Commercial real estate	854	175	3,743	4,772	170,034	174,806	0	4,237
Agricultural	84	0	41	125	34,168	34,293	0	41
Residential:
1-4 Family	1,049	431	714	2,194	82,470	84,664	0	2,632
Home equity	141	0	233	374	31,730	32,104	0	329
Consumer	67	18	159	244	9,927	10,171	3	196

Total	$4,293	$895	$6,802	$11,990	$392,902	$404,892	$3	$9,646

December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Financing Receivables	90 Days and Accruing	Nonaccrual
Commercial	$526	$380	$1,807	$2,713	$62,591	$65,304	$1,037	$1,025
Commercial real estate	1,145	282	4,158	5,585	176,787	182,372	0	5,725
Agricultural	36	0	0	36	31,318	31,354	0	43
Residential:
1-4 Family	835	761	1,028	2,624	89,277	91,901	0	2,365
Home equity	54	41	68	163	32,730	32,893	0	126
Consumer	41	1	148	190	10,320	10,510	0	206

Total	$2,650	$1,465	$7,196	$11,311	$403,023	$414,334	$1,037	$9,490

The below table represents loans considered impaired at September 30, 2011 and December 31, 2010 and the related allowance for loan losses. Interest income recognized is not materially different than interest income that would have been recognized on a cash basis (thousands):

September 30, 2011:

				Average Recorded Investment		Interest Income Recognized
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months ended September 30, 2011	Nine months ended September 30, 2011	Three months ended September 30, 2011	Nine months ended September 30, 2011
With no related allowance recorded:
Commercial	$1,292	$1,315	$0	$897	$1,013	$0	$0
Commercial real estate	3,170	3,256	0	4,205	3,572	41	63
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	1,050	1,050	0	1,103	1,132	0	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
With an allowance recorded:
Commercial	$736	$766	$218	$1,221	$808	$0	$0
Commercial real estate	2,632	2,717	517	1,473	1,943	0	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0	0	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$2,028	$2,081	$218	$2,118	$1,845	$0	$0
Commercial real estate	5,802	5,973	517	5,678	5,515	41	63
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	1,050	1,050	0	1,103	1,132	0	0
Residential- Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0

December 31, 2010:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$711	$734	$0	$814	$19
Commercial real estate	3,178	3,204	0	7,638	526
Agricultural	0	0	0	33	0
Residential-1 to 4 Family	1,163	1,165	0	411	38
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
With an allowance recorded:
Commercial	$191	$222	$82	$0	$0
Commercial real estate	2,681	2,752	560	0	0
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0
Residential-Home equity	0	0	0	0	0
Consumer
Total:
Commercial	$902	$956	$82	$814	$19
Commercial real estate	5,859	5,956	560	7,638	526
Agricultural	0	0	0	33	0
Residential-1 to 4 Family	1,163	1,165	0	411	38
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0

The Company’s financing receivables contain certain loans restructured in 2011 and determined to be troubled debt restructurings (“TDRs”) under Accounting Standards Update (“ASU”) No. 2011-02, which are summarized below (thousands):

	Three Months Ending September 30, 2011			Nine Months Ending September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	0		$0	0	$0	$0
Commercial Real Estate	0		0	2	1,681	1,610
Residential	0		0	0	0	0

The above TDRs involved one loan where the term was extended and another loan restructured into two notes where the second note of approximately $65,000 was charged off by the Company. All TDRs are considered impaired loans.

The Company had no loans classified as a TDR in the last twelve months where there was a payment default during the quarterly and year-to-date periods.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings occurring on or after January 1, 2011 for identification as TDRs. The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Accounting Standards Codification (“ASC”) 310-10-35. The ASU requires prospective application of the impairment measurement guidance in ASC 301-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $675,000, and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $0.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2011. The amounts are as follows (thousands):

Commercial	$5,194
Consumer	9

Outstanding balance	$5,203

Carrying amount, net of discount of $589	$3,925

Accretable yield	$113

Accretable yield, or income expected to be collected, is as follows (thousands):

Balance at December 31, 2010	$279
Additions	0
Accretion	(149)
Disposals	(17)

Balance at September 30, 2011	$113

Note 4: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	September 30, 2011	December 31, 2010
Federal Home Loan Bank Advances	$5,000	$5,000
Junior subordinated debentures	10,310	10,310

Total	$15,310	$15,310

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

As of September 30, 2011 and December 31, 2010, the outstanding principal balance of the Capital Securities was $10,000,000. As required by the Consolidation Topic of the Codification, the Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Commitments

Outstanding commitments to extend credit as of September 30, 2011 totaled $80,452,000. Standby letters of credit as of September 30, 2011 totaled $2,450,000.

Note 6: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,130	$1,217	$3,184	$8,091

Denominator:
Weighted-average common shares outstanding (basic)	3,424,162	3,398,773	3,424,162	3,398,781
Effect of stock options	6,137	1,457	11,894	902

Weighted-average common shares outstanding (diluted)	3,430,299	3,400,230	3,436,056	3,399,683

Earnings per share:
Basic	$.33	$.36	$.93	$2.38

Diluted	$.33	$.36	$.93	$2.38

For the three months ended September 30, 2011 and September 30, 2010, stock options covering 217,200 and 248,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value.

Note 7: Comprehensive Income

Other comprehensive income (loss) components and related taxes were as follows (thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrealized gains on securities available for sale	$1,632	$439	$2,097	$2,079
Net unrealized gain on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	0	0	59
Reclassification for amount realized in income	(421)	0	(1,200)	50

Other comprehensive income, before tax effect	1,211	439	897	2,188
Tax expense	412	149	305	744

Other comprehensive income	$799	$29	$592	$1,444

Total comprehensive income was as follows (thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$1,130	$1,217	$3,184	$8,091
Other Comprehensive Income	799	290	592	1,444

Total Comprehensive Income	$1,929	$1,507	$3,776	$9,535

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2011, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (thousands):

	Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Available-for-sale securities	$145,457	$0	$145,457	$0

December 31, 2010:
Available-for-sale securities	$133,855	$0	$133,855	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At September 30, 2011 and December 31, 2010, collateral-dependent impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. Management has determined fair value measurements based on management’s assessment of the collectability of current receivables and research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

	Fair Value Measurements at Report Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Impaired loans	$3,457	$0	$0	$3,457
Foreclosed assets, net	1,774	0	0	1,774

December 31, 2010:
Impaired loans	$2,792	$0	$0	$2,792
Foreclosed assets, net	72	0	0	72

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$65,219	$65,219	$81,751	$81,751
Available-for-sale securities	145,457	145,457	133,855	133,855
Loans, including loans held for sale, net	401,525	411,673	411,264	418,683
Stock in FRB and FHLB	10,025	10,025	10,021	10,021
Earned income receivable	3,023	3,023	2,909	2,909
FDIC loss share receivable	1,979	1,979	2,078	2,078

Financial liabilities
Deposits	576,391	579,801	584,373	588,424
Short-term borrowings	1,175	1,175	12,779	12,779
Long-term debt	15,310	21,889	15,310	21,746
Interest payable	206	206	352	352

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 2011 and December 31, 2010. The estimated fair value for cash and cash equivalents, FRB and FHLB stock, FDIC loss share receivable, earned income receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at September 30, 2011 and December 31, 2010 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as long-term debt is based on estimates of the rate the Bank would pay on such liabilities at September 30, 2011 and December 31, 2010, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2011 and December 31, 2010, the fair value of commitments was not material.

Note 10: Effect of Recent Accounting Standards

In July 2010, the FASB issued an update to the Financial Accounting Standards Codification (ASU No. 2010-20), which requires companies to provide more information in their financial statement disclosures about the credit quality of their loans and the credit reserves held against them. The additional disclosures include aging of past-due loans and credit quality indicators. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As of September 30, 2011, these new disclosures are included in Note 3 of the financial statements.

The Financial Accounting Standards Board finalized Accounting Standards Update No. 2011-02 in April 2011 to give banks new criteria for determining whether a particular loan modification represents a troubled debt restructuring for accounting purposes. The determination is significant because it signals when a bank should also record an impairment loss associated with the same loan. The new guidance is effective for quarterly and annual reports for periods beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption. As of September 30, 2011, these new disclosures are included in Note 3 of the financial statements.

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

In September 2001, the FASB issued Accounting Standards Update No. 2011-08 regarding the testing for goodwill impairment. Under the revised standard, an entity will be allowed to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective or annual or interim goodwill impairment tests performed for fiscal years beginning after December 15, 2001. Early adoption is permitted.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2011 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010 and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 10, 2011

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter of 2011 was $1.1 million, or $.33 per share, compared to net income for the third quarter of 2010 of $1.2 million, or $.36 per share. Net income for the first nine months of 2011 was $3.2 million, or $.93 per share, compared to $8.1 million, or $2.38 per share for the same period in 2010. Net income for 2010 was higher largely due to a bargain purchase pre-tax gain of approximately $7.6 million in the Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain of the assets and liabilities of American National Bank (“ANB”). In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency in January 2010.

Net Interest Income

Net interest income was $5.8 million for the third quarter of 2011, compared to $6.2 million for the third quarter of 2010. Net interest margin decreased to 3.67% for the third quarter of 2011, compared to 3.84% for the same quarter last year. The net interest margin decreased primarily due to a decline in higher-yielding loans and reinvestment in lower-yielding overnight funds and investments. Average loans outstanding for the third quarter of 2011, which had an average rate of 5.74%, decreased to $404.9 million from $432.2 million from the same quarter last year. Due to increased liquidity from lower loan demand, the Company lowered rates on interest-bearing deposits and reduced higher cost Federal Home Loan Bank debt by $24.5 million, decreasing the cost of interest-bearing liabilities from 1.40% for the third quarter of 2010 to .84% for the third quarter of 2011. Net interest margin for the first nine months of 2011 was 3.82%, compared to 3.88% for the first nine months of 2010.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2011 was $475,000, compared to $225,000 in the same quarter last year. Net charge-offs were $466,000 in the third quarter of 2011, compared to $132,000 in the third quarter of 2010. The provision for loan losses was $1,410,000 for the first nine months of 2011, compared to $1,185,000 for the first nine months of 2010. Net charge-offs for the first nine months of 2011 were $1.6 million, compared to $1.0 million for the same period last year. Charge-offs in 2011 increased primarily due to the first quarter write-down of one commercial real estate loan. The Company later foreclosed on this loan and the property securing the loan was sold. The provision for loan losses is based on management’s evaluation of the loan loss allowance considering specific loan reserves, general reserves related to charge-off experience and current economic conditions. Non-performing loans increased to $11.1 million at September 30, 2011, compared to $8.8 million at September 30, 2010. The year-over-year increase in non-performing loans is due primarily to two southwest Ohio commercial relationships, each between $850,000 and $950,000 and secured by commercial real estate or all business assets and one restructured mortgage loan for approximately $450,000.

Non-interest Income

Total non-interest income was $2.6 million for the third quarter of 2011, compared to $1.9 million for the third quarter of 2010. In the third quarter of 2011, the Company sold approximately $7.2 million in securities and realized gains of $421,000. No securities were sold in the third quarter of last year. In addition, NSF fee income and commission income on the sales of non-deposit investment products increased in the third quarter of 2011. Total non-interest income for the first nine months of 2011 was $7.0 million, compared to $14.5 million for the first nine months of 2010. In the first nine months of 2010, the Company had a bargain purchase pre-tax gain of approximately $7.6 million in the FDIC assisted acquisition of certain of the assets and liabilities of ANB. In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency in January 2010. In the first nine months of 2011, the Company sold approximately $31.0 million in securities and realized gains of $1.2 million, compared to no securities sales gains for the same period in 2010. The securities were sold to take advantage of significant increases in market values due to recent declines in interest rates.

Non-interest Expense

Total non-interest expense was $6.2 million for the third quarter of 2011, relatively unchanged from the $6.2 million for the third quarter of 2010. For the first nine months of 2011, non-interest expense was $19.0 million, compared to $20.0 million for the first nine months of 2010. Non-interest expenses for the first nine months of 2010 were higher due to increased bonus plan expense and acquisition related expenses.

Income Taxes

The provision for income taxes for the third quarter of 2011 was $432,000, or 27.7%, compared to $450,000, or 27.0%, for the third quarter of 2010. The provision for income taxes for the first nine months of 2011 was $1.2 million, or 27.0%, compared to $3.6 million, or 30.5%, for the first nine months of 2010. The higher effective tax rate for the first half of 2010 was primarily due to the increase in taxable income at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2011 are as follows (in thousands):

	September 30,	December 31,	2011 Change
	2011	2010	Amount	Percent
Total assets	$674,030	$690,618	$(16,588)	(2.4)
Interest-earning deposits	54,425	72,678	(18,253)	(25.1)
Federal funds sold	375	380	(5)	(1.3)
Loans, net*	401,525	411,264	(9,739)	(2.4)
Securities	145,457	133,855	11,602	8.7
Demand deposits	89,868	105,187	(15,319)	(14.6)
Savings, NOW, MMDA deposits	330,132	292,773	37,359	12.8
CD’s $100,000 and over	39,739	48,217	(8,478)	(17.6)
Other time deposits	116,652	138,196	(21,544)	(15.6)
Total deposits	576,391	584,373	(7,982)	(1.4)
Short-term borrowings	1,175	12,779	(11,604)	(90.8)
Long-term borrowings	15,310	15,310	0	0
Stockholders equity	71,845	71,019	826	1.2

*	Includes loans held for sale

At September 30, 2011, total assets were $674.0 million, a decrease of $16.6 million from December 31, 2010. The decrease is primarily attributable to the use of interest-earning deposits to pay off $12.0 million in maturing Federal Home Loan Bank debt in January 2011. In addition, net loans declined $9.7 million in the first nine months of 2011 due to decreased loan demand and increased competitive factors.

Average total assets declined $20.8 million, or 3.0%, to $678.9 million from the third quarter of 2010. Average total gross loans decreased to $404.9 million, a decrease of $27.3 million from the same quarter last year. The decline is largely the result of decreased loan demand and increased sales of fixed-rate residential mortgage loans into the secondary market. Commercial loan balances declined $8.4 million from the same quarter last year, while home equity and personal loans also declined $1.6 million and $4.2 million, respectively. Most of the decline in loan demand has occurred as borrowers uncertain about current economic conditions choose to reduce their debt. Residential mortgage loans declined $13.1 million in the third quarter of 2011, compared to the same quarter last year, with the bank’s serviced portfolio for sold mortgage loans increasing $12.0 million. Lower rates in the secondary mortgage market have led to increased sales of mortgage loans. Average securities balances declined from the same quarter last year to $143.0 million, a decrease of $8.4 million, while average interest-earning deposits and federal funds sold increased $17.8 million.

Average total deposit liabilities increased $4.8 million for the third quarter of 2011 to $585.6 million, compared to an average of $580.8 million for the same quarter last year. The Company has experienced growth in transaction and money market accounts and a decline in certificates of deposit as depositors have chosen to keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit. As loan demand declined, the Company lowered rates on interest-bearing deposits in order to lower its cost of funds, resulting in a small decline in deposit balances. Average borrowings also declined to $16.1 million in the third quarter of 2011, compared to $40.5 million in the same quarter last year due to the payoff of $24.5 million in FHLB debt in December 2010 and January 2011.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Balance at beginning of period	$3,475	$3,842	$3,714	$3,776

Charge-offs:
Commercial and industrial	(299)	(77)	(303)	(77)
Commercial real estate	(36)	(9)	(1,125)	(540)
Real estate construction	0	0	(2)	0
Agricultural	(2)	0	0	0
Residential real estate	(106)	(84)	(283)	(439)
Consumer	(45)	(44)	(156)	(148)

Total charge-offs	(488)	(214)	(1,869)	(1,204)

Recoveries:
Commercial and industrial	1	2	14	4
Commercial real estate	10	55	143	74
Real estate construction	0	2	0	4
Agricultural	1	1	4	6
Residential real estate	1	0	9	9
Consumer	9	22	59	81

Total recoveries	22	82	229	178

Net charge-offs	(466)	(132)	(1,640)	(1,026)
Provision for loan losses	475	225	1,410	1,185

Balance at end of period	$3,484	$3,935	$3,484	$3,935

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010
Loans accounted for on non-accrual basis	$9,646	$9,490	$8,847
Accruing loans which are past due 90 days	3	1,037	0
Renegotiated loans	2,060	457	0
Other real estate owned	4,236	4,254	3,995

Total non-performing assets	$15,945	$15,238	$12,842

Ratios:
Allowance to total loans	0.86%	0.89%	0.92%
Net charge-offs to average loans (annualized)	0.54%	0.40%	0.33%
Non-performing assets to total loans and other real estate owned	3.90%	3.63%	2.98%

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

During the first nine months of 2011, the Company charged off approximately $591,000 on one commercial real estate loan. The property securing the loan was obtained in foreclosure, and the Company sold the property to a third party in the third quarter. As of September 30, 2011, there was $6.5 million in small business relationships on nonaccrual. Approximately $2.1 million of this amount consisted of two relationships, all secured by commercial real estate or business assets. Several other non-performing commercial loans totaling approximately $697,000 were acquired from ANB, which are covered under the Company’s FDIC loss share agreement with the FDIC sharing in 80% of any future losses on these loans. Non–accrual residential real estate loans totaled $2,632,000 with the largest balance being $305,000. In addition, approximately $726,000 were acquired from ANB and are covered under the FDIC loss share agreement. Non-accrual consumer loans totaled $196,000, and home equity credit loans totaled $329,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2011 was 70.3%, compared to 71.0% at December 31, 2010 and 71.7% at the same date in 2010. Loans to total assets were 60.1% at the end of the third quarter of 2011, compared to 60.1% at December 31, 2010 and 59.8% at the same time last year. At September 30, 2011, the Company had $54.4 million in interest-earning deposits. The Company has $145.5 million in available-for-sale securities that are readily marketable. Approximately 59.6% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 93.1% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At September 30, 2011 and December 31, 2010, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$78,655	18.86%	$33,366	8.0%	N/A	N/A
Bank	73,171	17.56	33,337	8.0	$41,671	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	75,171	18.02	16,683	4.0	N/A	N/A
Bank	69,687	16.72	16,669	4.0	25,003	6.0

Tier I Capital (to Average Assets)
Consolidated	75,171	11.09	27,005	4.0	N/A	N/A
Bank	69,687	10.35	26,925	4.0	33,656	5.0

As of December 31, 2010
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$78,385	18.36%	$34,161	8.0%	N/A	N/A
Bank	69,514	16.31	34,099	8.0	$42,623	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,671	17.49	17,081	4.0	N/A	N/A
Bank	65,800	15.44	17,049	4.0	25,574	6.0

Tier I Capital (to Average Assets)
Consolidated	74,671	10.65	28,033	4.0	N/A	N/A
Bank	65,800	9.45	27,846	4.0	34,807	5.0

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

Goodwill and Other Intangibles - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by the “Intangibles – Goodwill & Other” topic of the FASB Accounting Standards Codification. Goodwill is subject, at a minimum, to annual tests for impairment. Testing includes evaluating the current market price of the stock versus book value, the current economic value of equity versus current book value, and recent market sales of financial institutions. Based on the review of all three factors, management has concluded goodwill is not impaired. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two year period and also for immediate rate shocks. Due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at September 30, 2011, the Bank was within the guidelines established by the Board for net interest income changes for increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes for the same rate changes exceeded the ALCO guidelines due to increasing value of the Bank’s core deposit base. This variance was reviewed by the Board. Because the variance indicates a long-term positive impact, the Board approved the exception at this time.

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

	Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	9/30/11	ALCO Guideline	9/30/11	ALCO Guideline
+400	3.52%	+20%	25.6%	+30%
+300	2.17	+15%	22.1	+20
+200	.97	+10	17.4	+15
+100	.14	+5	10.3	+10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 12a-15e under the Securities Exchange Act of 1934) as of September 30, 2011, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended September 30, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Reserved

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Exhibit Number	Index to Exhibits

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith). *As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 10, 2011	/s/ Craig F. Fortin

Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith). *As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.	Included herewith