Form 10-K
period 2011-12-31
NB&T FINANCIAL GROUP INC
filed 2012-03-20
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $20.81 per share on June 30, 2011, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $50,442,670. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by The National Bank and Trust Company (the “Bank”) as trustee with respect to which the Bank has sole or shared voting or dispositive power. As of March 1, 2012, 3,423,252 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Proposal 1: Election of Directors;

2. Section 16(a) Beneficial Ownership Reporting Compliance;

3. Compensation of Executive Officers and Directors;

4. Voting Securities and Ownership of Certain Beneficial Owners and Management;

5. Certain Relationships and Related Transactions; and

6. Proposal 2: Ratification of Selection of BKD, LLP as the Independent Registered Public Accounting Firm

PART I

Item 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial” or the “Company”), an Ohio corporation, is a financial holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business primarily in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund loans secured by residential and non-residential real estate, commercial and agricultural loans and consumer loans, including automobile loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank also has a trust department with assets under management of approximately $197.3 million. As of December 31, 2011, the Bank had 211 employees.

On March 19, 2010, the Bank assumed all the deposits and acquired certain assets and other liabilities of American National Bank in Parma, Ohio, from the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to the terms of a purchase and assumption agreement. As part of the acquisition, the Bank and the FDIC entered into loss-sharing agreements that collectively cover approximately $48.2 million of assets, consisting almost entirely of commercial real estate and commercial and industrial loans.

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

Installment Loans. The Bank makes a variety of consumer installment loans, including home equity loans, automobile loans, recreational vehicle loans, and overdraft protection. Over the past five years, the Company has significantly reduced its indirect lending activities through automobile dealers. Consumer loans involve a higher risk of default than loans secured by one- to four-family residential real estate, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets, such as automobiles. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans.

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

Trust Services

The Bank received trust powers in 1922 and had approximately $197.3 million in assets under management at December 31, 2011 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

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

Bank Holding Company Regulation

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2011. For NB&T Financial’s capital ratios, see Note 17 to the Consolidated Financial Statements in Item 8. The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking supervision (the “Basel Committee”). In December 2010, the Basel Committee released a new framework, referred to as “Basel III.” The banking regulators are considering the extent to which they will apply the Basel III principles to smaller financial institutions, such as NB&T Financial and the Bank.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2011.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2011. For the Bank capital ratios, see Note 17 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2011, met the standards for the highest capital category, a well-capitalized bank.

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

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC is authorized to establish annual assessment rates for deposit insurance. The FDIC has established a risk-based assessment system for members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution. Insurance of deposits may be terminated by the FDIC if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency. On February 7, 2011, the FDIC issued final regulations, effective April 1, 2011, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment for larger institutions and the assessment rate schedules.

Federal Reserve Board. The Federal Reserve Act requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2011, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the “FHLBs”) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $9.1 million at December 31, 2011. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

Insurance Agency Regulation

The Bank’s insurance agency subsidiary is subject to insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

Recent Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new law is significantly changing the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years. For further information about the Dodd-Frank Act, see “Item 1.A. Risk Factors—The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition and results of operations.”

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

Beginning in the latter half of 2007, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although some improvements in the U.S. economy have occurred, housing prices are still depressed and continue to decline in some markets and unemployment remains high compared to levels prior to the recession. Debt concerns in Europe have added to volatility in the capital markets and concerns over whether such improvements in the U.S. economy will continue.

In addition to the increases in delinquencies and foreclosures on existing loans and the reductions in the value of collateral, the slowing of business activity and the high unemployment rates have had an adverse effect on loan demand from both businesses and consumers. A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers. As a result, we may experience increased foreclosures, delinquencies and customer bankruptcies, as well as decreased loan demand.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new law is significantly changing the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•

the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded to include liabilities other than just deposits;

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

New regulations pertaining to debit card fees were enacted by the Federal Reserve in October 2011. The new rules cap debit interchange fees for banks with more than $10 billion in assets. Although there is no cap for smaller banks, including the Bank, it is still unclear what other market changes may impact debit card fees as the debit cards with higher fees become less competitive and larger banks take steps to recover income lost due to the caps on their debit card interchange fees.

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

The global financial markets have experienced increased volatility and an overall loss of investor confidence in recent years. While we generally invest in securities issued by U.S. government agencies and sponsored entities and U.S. state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2011, 69% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction, installment and agricultural loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that does not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

Changes in our local economy resulting from the departure of a large employer may adversely affect our financial condition and results of operations.

Although the Company has branch offices in several counties, the departure of a large employer in any of these communities could adversely affect our market area. This occurred with the departure of DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) and ABX Air, Inc. (“ABX Air”), which employed more people in Clinton County than any other employer. Although this departure had a significant short-term, negative impact on the local economy, the long-term effects are still not completely known.

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

During the last few years, there have been higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits) for 2009 and 2010. Additional changes were also made to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

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

On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The three-year prepayment was $3.1 million for us, of which $1.5 million has been expensed through 2011.

On February 7, 2011, the FDIC issued final regulations, effective April 1, 2011, as required by the Dodd-Frank Act to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment for larger institutions and the assessment rate schedules. These changes have reduced the Bank’s FDIC premiums due to a lower assessment rate.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures, we may be required to pay higher FDIC premiums. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” on pages 31 and 32.

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

Our articles of incorporation and code of regulations contain provisions, including a staggered board of directors and a supermajority vote requirement, that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. Moreover, as of March 1, 2012, directors and executive officers controlled the vote of 6.3% of the outstanding common shares of NB&T Financial in addition to the 4.0% of the outstanding shares with respect to which the Bank controls the vote as trustee and an additional 27.6% owned by relatives of a director. The provisions in our articles and code of regulations and the percentage of voting control by NB&T Financial affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

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

Not applicable.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,423,252 common shares of the Company outstanding on December 31, 2011 held by approximately 431 shareholders of record.

The Company’s shares trade on the NASDAQ Capital Market under the symbol NBTF. The following table summarizes the quarterly common stock prices and dividends declared for the last two years.

	2011			2010
	High	Low	Dividend	High	Low	Dividend
Fourth Quarter	$20.00	$16.70	$0.30	$27.06	$18.72	$0.30
Third Quarter	20.81	17.85	0.30	20.25	16.50	0.29
Second Quarter	22.00	19.55	0.30	18.50	17.00	0.29
First Quarter	27.06	20.00	0.30	18.00	15.00	0.29

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

The Company has an equity plan under which the Company may grant options, restricted stock and stock appreciation rights to selected directors and employees for up to 270,000 common shares of the Company. The Company also has a stock option plan that has been terminated but under which options to purchase shares remain exercisable. Finally, an option to purchase 30,000 shares was awarded to Mr. Limbert upon his employment. These options may be exercised at $20.88, vested over five years and expire in 2016. The following table summarizes the securities authorized for issuance at December 31, 2011 under all equity compensation plans in existence at that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2006 Equity Plan	198,602	$19.22	47,567
1992 Nonqualified Stock Option Plan (Terminated 2006)	59,000	24.79	0
Equity compensation plans not approved by security holders	30,000	20.88	0

Total	248,502	$20.50	47,567

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/11 to 10/31/11	910	$17.49	—	—
11/1/11 to 11/30/11	—	—	—	—
12/1/11 to 12/31/11	—	—	—	—
Total	910	$17.49	—	—

The 910 shares were repurchased to facilitate distributions from the Company’s Employee Stock Ownership plan.

Performance Graph

The following line graph compares the yearly percentage change in NB&T Financial’s cumulative total shareholder return against the cumulative return of The NASDAQ Composite Index, which includes all Nasdaq domestic and international based common type stocks listed on The NASDAQ Stock Market, and an index of banks with total assets of $500 million to $1 billion. The graph assumes the investment of $100 on December 31, 2006. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of NB&T Financial’s common shares at the end and at the beginning of the measurement period; by (ii) the price of NB&T Financial’s common shares at the beginning of the measurement period.

NB&T Financial Group, Inc.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
NB&T Financial Group, Inc.	100.00	102.55	81.05	98.64	173.88	134.34
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

	2011	2010	2009	2008	2007
Consolidated Statements of Income
Interest income	$28,172	$31,613	$25,916	$28,828	$32,947
Interest expense	4,734	7,333	7,475	10,353	14,276

Net interest income	23,438	24,280	18,441	18,475	18,671
Provision for loan losses	2,935	1,610	1,550	400	135
Non-interest income	9,724	16,397	9,924	8,236	8,240
Non-interest expense	25,123	26,458	22,481	21,679	21,316

Income before income taxes	5,104	12,609	4,334	4,632	5,460
Income taxes	1,303	3,800	297	801	1,028

Net income	$3,801	$8,809	$4,037	$3,831	$4,432

Per Share Data
Basic earnings per share	$1.11	$2.58	$1.28	$1.22	$1.39
Diluted earnings per share	1.11	2.58	1.28	1.22	1.39
Dividends per share	1.20	1.17	1.16	1.16	1.12
Book value at year end	20.68	20.74	18.91	18.52	18.52
Weighted average shares outstanding—basic	3,424	3,411	3,154	3,143	3,188
Weighted average shares outstanding—diluted	3,436	3,414	3,154	3,143	3,190

Consolidated Balance Sheets (Year End)
Total assets	$675,588	$690,618	$649,340	$524,841	$518,922
Securities	139,744	133,855	142,424	87,908	89,285
Loans, including loans held for sale	404,469	414,978	395,548	336,184	357,763
Allowance for loan losses	4,668	3,714	3,776	3,411	3,594
Deposits	581,383	584,373	541,422	420,728	420,254
Long-term debt	15,310	15,310	39,810	39,810	34,810
Total shareholders’ equity	70,790	71,019	64,485	58,791	58,883

Selected Financial Ratios
Return on average assets	0.56%	1.27%	0.74%	0.73%	0.82%
Return on average equity	5.33	12.65	6.76	6.49	7.53
Dividend payout ratio	108.11	45.35	90.63	95.08	80.58
Net interest margin	3.77	3.83	3.70	3.84	3.78
Non-interest expense to total revenue	75.66	65.04	79.26	81.16	79.21
Average loans to average total assets	59.62	60.53	60.83	65.19	71.62
Average equity to average total assets	10.47	10.04	10.93	11.21	10.94
Total risk-based capital ratio (at year end)	19.15	18.36	16.87	18.80	17.69
Ratio of non-performing loans to total loans	3.00	2.65	1.74	0.95	0.55
Ratio of loan loss allowance to total loans	1.15	0.89	0.95	1.01	1.00
Ratio of loan loss allowance to non-performing loans	38	34	55	107	181
Net charge-offs to average loans	0.49	0.40	0.36	0.17	0.34

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2011 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2011 and 2010 and for the three years ended December 31, 2011.

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

RESULTS OF OPERATIONS

PURCHASE AND ASSUMPTION OF AMERICAN NATIONAL BANK

On March 19, 2010, the Company acquired, through the Bank, the banking operations of American National Bank (“ANB”), based in Parma, Ohio, under a Purchase and Assumption agreement with the FDIC. The Office of the Comptroller of the Currency declared ANB closed and appointed the FDIC as receiver. The Bank did not pay the FDIC a premium for the deposits of ANB. In addition to assuming all of the deposits of the failed bank, the Bank agreed to purchase essentially all of the assets. The book value of the net assets of ANB were acquired from the FDIC at a $10.0 million discount. The acquisition did not include the mortgage servicing business conducted by ANB by its division Leader Financial Services. The FDIC and the Bank entered into a loss-share transaction on $48.2 million of ANB assets. The Bank will share in the losses on the asset pools covered under the loss-share agreement. Under the loss-share agreement, the Bank shares in 20% of losses for the first $8.0 million in losses and 5% for any losses in excess of $8.0 million.

The transaction resulted in a gain on bargain purchase of $7.6 million for the year ended December 31, 2010. The more significant fair value adjustments in our purchase accounting for the purchase and assumption of ANB’s business were to loans and the FDIC loss share receivable. Certain of the loans acquired from ANB have evidence of deterioration since origination, and it is probable that we will not collect all contractually required principal and interest payments. Such credit-impaired loans are recorded at fair value, and the related allowance for loan losses is not carried forward. Of the $42.2 million in loans purchased, $4.2 million were determined to be credit-impaired. The estimation of fair value of credit-impaired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at market rates of interest. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure or troubled debt restructurings, result in removal of the loan from the acquired credit-impaired portfolio at its carrying amount.

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

As a result of the application of the new accounting standards related to the purchase of loans from ANB, certain ratios of the combined company cannot be used to compare a portfolio that includes acquired loans against one that does not (for example, in comparing peer companies), and cannot be used to compare ratios across years, such as comparing 2010 ratios, which include the ANB purchase, against prior periods, which do not. The ratios particularly affected include the allowance for loan losses as a percentage of loans and nonperforming assets, and nonaccrual loans and nonperforming assets as a percentage of loans.

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

EXECUTIVE SUMMARY

Net income for 2011 declined to $3.8 million, or $1.11 per share, from $8.8 million, or $2.58 per share, for 2010. Net income for 2010 was higher largely due to the bargain purchase pre-tax gain of approximately $7.6 million in the FDIC assisted acquisition of certain of the assets and liabilities of ANB. In addition, the Company realized a pre-tax gain of $1.4 million on the sale of its insurance agency subsidiary in January 2010.

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

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2011, setting forth: (i) average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1—NET INTEREST INCOME AND NET INTEREST MARGIN

(Dollars in thousands)

	2011			2010			2009
	Average Outstanding Balance	Yield / Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield / Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield / Rate	Interest Earned /Paid
Assets
Loans (1)	$405,809	5.88%	$23,873	$419,701	6.25%	$26,228	$332,281	6.03%	$20,025
Taxable securities	138,591	2.70	3,745	145,609	3.20	4,662	105,044	4.56	4,787
Tax-exempt securities (2)	9,951	3.86	384	12,130	4.84	587	21,365	4.44	948
Deposits in banks	67,722	.25	169	55,795	.24	135	40,337	.39	156
Federal funds sold	373	.06	1	446	.13	1	357	.10	0

Total interest-earning assets	622,446	4.53	28,172	633,681	4.99	31,613	499,384	5.19	25,916
Non-earning assets	58,212			59,644			46,869

Total assets	$680,658			$693,325			$546,253

Liabilities and Stockholder’s Equity
Non-interest-bearing demand deposits	$92,349	0	0	$93,405	0	0	$67,103	0	0
Interest-bearing demand deposits	122,896	.07	90	110,109	.14	151	91,740	.15	141
Savings deposits	202,704	.26	536	178,167	.44	784	125,554	.58	728
Time deposits	168,056	1.91	3,206	195,668	2.22	4,342	159,892	2.84	4,536
Short-term borrowings	1,284	2.43	31	12,164	4.83	588	503	0	0
Junior subordinated debentures	10,310	7.08	730	10,310	7.08	730	10,310	7.08	729
FHLB advances	5,000	2.82	141	17,563	4.20	738	29,500	4.55	1,341

Total interest-bearing liabilities	510,250	.93	4,734	523,981	1.40	7,333	416,499	1.79	7,475
Non-interest bearing liabilities	99,121			99,701			70,033
Equity	71,287			69,643			59,721

Total liabilities and equity	$680,658			$693,325			$546,253

Net interest income			$23,438			$24,280			$18,441

Net interest margin		3.77%			3.83%			3.70%

(1)	Includes nonaccrual loans and loan fees.
(2)	Yields are not on a tax equivalent basis.

Net interest income was $23.4 million for 2011, compared to $24.3 million for 2010. Net interest margin declined to 3.77% for 2011 from 3.83% for 2010. The net interest margin decreased primarily due to a decline in higher-yielding loans. Average loans outstanding for 2011, which had an average rate of 5.88%, decreased to $405.8 million from $419.7 million for last year. Due to increased liquidity from lower loan demand, the Company lowered rates on interest-bearing deposits and reduced higher cost Federal Home Loan Bank debt by $12.8 million, decreasing the cost of interest-bearing liabilities from 1.40% for 2010 to .93% for 2011.

Net interest income was $24.3 million for 2010, compared to $18.4 million for 2009. Net interest margin increased to 3.83% for 2010, compared to 3.70% for 2009. The net interest margin increased primarily due to two factors. First, average loans outstanding for 2010, which had an average rate of 6.25%, increased $87.4 million, largely a result of the CNB and ANB acquisitions. Second, the average cost of interest-bearing liabilities declined from 1.79% in 2009 to 1.40% in 2010 on increased average deposits of $134.1 million. Due to increased liquidity, NB&T was able to lower rates on non-transaction accounts during 2010.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2011. Changes attributable to both rate and volume are allocated to each of rate and volume on an equal basis.

TABLE 2—NET INTEREST INCOME—RATE/VOLUME ANALYSIS

(Dollars in thousands)

	Years ended December 31, 2011 vs. 2010			Years ended December 31, 2010 vs. 2009
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$(871)	$(1,485)	$(2,356)	$5,329	$874	$6,203
Securities	(281)	(839)	(1,120)	1,232	(1,718)	(486)
Deposits in banks	29	5	34	49	(70)	(21)
Federal funds sold	0	0	0	0	1	1

Total interest-earning assets	(1,123)	(2,319)	(3,442)	6,610	(913)	5,697

Interest expense attributable to:
Interest-bearing deposits	91	(1,535)	(1,444)	1,361	(1,489)	(128)
Short-term borrowings	(395)	(162)	(557)	282	306	588
Junior subordinated debentures	0	0	0	0	0	0
FHLB advances	(441)	(156)	(597)	(521)	(81)	(602)

Total interest-bearing liabilities	(745)	(1,853)	(2,598)	1,122	(1,264)	(142)

Net interest income	$(378)	$(466)	$(844)	$5,488	$351	$5,839

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $9.7 million in 2011, $16.4 million in 2010 and $9.9 million in 2009. The higher non-interest income for 2010 is largely due to the bargain purchase gains of $7.6 million from the ANB acquisition and the $1.4 million pre-tax gain on the sale of NB&T’s insurance agency subsidiary. Other service charges and fees increased 16.0% in 2011 due to additional fee income on debit card transactions. In addition, insurance agency commissions increased in 2011 due to higher brokerage and annuity sales.

Service charges on deposits increased 18.6% in 2010 due to a larger number of deposit accounts acquired from CNB and ANB and increased daily overdraft fees. Other service charges and fees increased 24.7% in 2010 due to additional fee income on debit card transactions. Due to the January 2010 sale of the Company’s insurance agency subsidiary, insurance agency income declined 83.6% in 2010. The Company commenced offering more limited insurance products through a new insurance agency subsidiary in January 2010. The income earned of $362,000 is that of the new agency, NB&T Insurance Group, Inc. In addition, in 2010, other income includes approximately $159,000 in servicing income related to loans acquired from ANB and serviced for third-party government-sponsored entities.

The Company recognized an impairment charge of $150,000 in 2009 and $50,000 in 2010 related to the credit impairment on a $1.1 million private-label mortgage-backed security, which has been downgraded by three major bond rating agencies. Through December 31, 2011, the bond had realized losses of approximately $82,000, which were in line with prior period projections.

TABLE 3—NON-INTEREST INCOME

(Dollars in thousands)

				Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Trust	$1,030	$936	$882	10.04%	6.12%
Service charges on deposits	2,929	2,873	2,423	1.95	18.57
Other service charges	1,925	1,659	1,330	16.03	24.74
Insurance agency commissions	396	362	2,201	9.39	(83.55)
Net realized gains on sales of available-for-sale securities	1,820	0	0	NM	NM
Income from BOLI	486	479	466	1.46	2.79
Bargain purchase gain	0	7,572	1,807	NM	319.04
Gain on sale of insurance agency	0	1,390	0	NM	NM
Security impairment charge	0	(50)	(150)	NM	(66.67)
Other	1,138	1,176	965	(3.23)	27.55

Total	$9,724	$16,397	$9,924	(51.80)%	65.94%

Gross gains of $1,830,000 and gross losses of $10,000 were realized on security sales of approximately $45.4 million in 2011. There were no security sales in 2010, and gross gains of $43,000 were realized on premium calls of approximately $2.0 million in municipal bonds in 2009.

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years.

TABLE 4—NON-INTEREST EXPENSE

(Dollars in thousands)

				Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Salaries & employee benefits	$11,971	$13,448	$11,233	(10.98)%	19.72%
Occupancy	2,382	2,484	1,933	(4.11)	28.50
Equipment	1,480	1,441	1,459	2.71	(1.23)
Data processing	1,611	1,651	1,341	(2.42)	23.12
Professional fees	1,867	1,932	1,825	(3.36)	5.86
Marketing	648	677	623	(4.28)	8.67
Printing, postage and supplies	834	864	725	(3.47)	19.17
State franchise tax	829	842	772	(1.54)	9.07
FDIC Insurance	622	846	879	(26.48)	(3.75)
Amortization of intangibles	353	396	167	(10.86)	137.13
Expenses related to OREO	1,259	281	232	348.04	21.12
Other	1,267	1,596	1,292	(20.61)	23.53

Total	$25,123	$26,458	$22,481	(5.05)%	17.69%

Total non-interest expense for 2011 was $25.1 million, compared to $26.5 million for 2010. Salaries and employee benefits expense declined almost 11% in 2011 primarily due to reduction in executive management bonuses and full allocation of the shares in the Company’s ESOP plan in 2010, resulting in a combined expense reduction of approximately $1.4 million. FDIC insurance expense declined about 26% in 2011 due to reduction in the FDIC assessment rate, which was implemented by the FDIC at the beginning of 2011. Expenses related to other real estate owned (“OREO”) increased approximately $978,000 in 2011. Approximately $226,000 relates to losses on sales of OREO properties, and approximately $506,000 relates to declines in appraised values on properties still held by the Company. In addition, the Company realized higher expenses related to property maintenance and real estate taxes in 2011. Other expense was higher in 2010, compared to 2011, largely due to the prepayment penalty of approximately $416,000 on the early payoff of $12.5 million in FHLB debt.

In 2010, total non-interest expense was $26.5 million, compared to $22.5 million for 2009, with the increase primarily due to the ANB and CNB acquisitions. Personnel and occupancy costs increased with the addition of six new branches. In addition, personnel expenses were higher in 2010, compared to 2009, due to the early release of the unallocated shares in the Company’s ESOP in 2010 which resulted in additional personnel expense of approximately $213,000. The Company also recognized bonus expense in 2010 of approximately $1.4 million, compared to $7,000 bonus expense in 2009. Data processing expense was up approximately 23.1% due to the system conversions and the number of accounts processed resulting from the ANB and CNB acquisitions. Postage and supplies expenses also increased approximately 19.1% in 2010 due to the increased number of accounts from the acquisitions. Amortization expense increased in 2010 due to the core deposit intangibles associated with both acquisitions. Other expense increased approximately 23.2 % in 2010 largely due to the prepayment penalty on $12.5 million in FHLB debt.

INCOME TAXES

In 2011, the effective tax rate was 25.5%, compared to 30.1% in 2010. The higher effective tax rate for 2010 was primarily due to the increase in taxable income at the full 34% marginal rate.

FINANCIAL CONDITION

ASSETS

Total assets declined from $690.6 million at December 31, 2010 to $675.6 million at December 31, 2011. The decrease is primarily attributable to the payoff $12.0 million in maturing Federal Home Loan Bank debt in January 2011. In addition, net loans declined $10.8 million in 2011 due to decreased loan demand and increased competitive factors. Although commercial loan volume increased in the last quarter of 2011, outstanding balances for residential mortgages and consumer loans declined. Residential mortgage balances declined due to increased sales of fixed-rate loans into the secondary market and lower demand, and consumer loans continued to decline due to the Company’s departure from the indirect lending market and decreased demand for consumer loans. The excess funds from the slower loan volume were partially invested in the securities portfolio, the fair value of which increased to $139.7 million at December 31, 2011 from $133.9 million at December 31, 2010.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on fair value, at the dates indicated:

TABLE 5—SECURITIES PORTFOLIO

(Dollars in thousands)

	At December 31,
	2011	2010	2009
Securities available for sale:
U.S. Government sponsored entities	$6,434	$21,094	$14,626
Mortgage-backed securities:
U.S. Government agency and sponsored entity	99,168	85,311	97,161
Private-label - residential	6,942	10,162	12,771
Municipals	27,200	17,288	17,866

Total securities available for sale	$139,744	$133,855	$142,424

Approximately $45.4 million in agency and mortgage-backed securities were sold in 2011 at a net realized gain of $1.8 million to take advantage of current market pricing. Investment purchases in 2011 were mainly in mortgage-backed securities and tax-exempt municipals.

At December 31, 2010, the securities portfolio decreased to $133.9 million, compared to $142.4 million at December 31, 2009. The Company experienced increased pay downs of $25.0 million in its mortgage-backed securities portfolio in 2010 with proceeds reinvested in U.S. Government agency and sponsored entity mortgage-backed securities.

The following table sets forth the fair value of the Bank’s securities portfolio at December 31, 2011. Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. U.S. Government agency and sponsored entity notes, as well as municipal securities, are categorized based on contractual maturity. Yields do not include the effect of income taxes.

TABLE 6—SECURITIES PORTFOLIO REPRICING

(Dollars in thousands)

	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U.S. Government sponsored entity notes	$0	0%	$6,316	1.26%	$118	2.16%	$0	0%	$6,434	1.27%
Mortgage-backed securities:
U.S. Government agency and sponsored entity	28,028	2.05	68,343	2.44	0	0	2,797	3.64	99,168	2.40
Private-label- residential	1,125	2.80	5,292	5.71	525	6.00	0	0	6,942	4.81
Municipals	1,772	4.48	2,456	3.60	5,965	4.14	17,007	3.70	27,200	3.86

Total securities available for sale	$30,925	2.22	$82,407	2.60	$6,608	4.25	$19,804	3.69	$139,744	2.75

LOANS

Table 7 shows loans outstanding at period end by type of loan. Commercial and industrial loans increased moderately from $62.5 million in 2007 to $67.3 million in 2011. Commercial real estate loans have increased more significantly from $95.8 million in 2007 to $179.6 million in 2011. Most of this growth has been the result of the ANB and CNB acquisitions in 2009 and 2010, which has been partially offset by decreased demand and increased competitive factors. One of the Bank’s primary target markets continues to be commercial lending to small- to medium-sized companies with established track records in the Company’s market area.

Residential real estate loans decreased $8.6 million to $115.9 million from December 31, 2010 to December 31, 2011 due to decreased originations of adjustable-rate mortgages retained in the Company’s portfolio and increased sales of fixed-rate mortgages into the secondary market. In addition, the Company began selling mortgage loans with servicing retained in 2009, which allows the Company to maintain its relationship with the customer while controlling its level of longer-term, fixed-rate assets. Home equity loans declined from $32.9 million at December 31, 2010 to $31.0 million at December 31, 2011. Currently, the Company has approximately $6.3 million in residential real estate loans with a loan-to-value ratio, based on original appraised value, greater than 80% for which private mortgage insurance has not been required. The Company does not offer residential real estate loan products with negative amortization.

Consumer loans declined $2.2 million to $8.3 million in 2011 from $10.5 million at December 31, 2010. Most of this decline is the result of the Company discontinuing its indirect lending activity and lower consumer loan demand.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2011, the highest commercial lending concentration was in commercial rental real estate properties at 19.2% of the total commercial loan portfolio.

TABLE 7—LOAN PORTFOLIO

(Dollars in thousands)

	At December 31,
	2011	2010	2009	2008	2007
Commercial & industrial	$67,298	$65,304	$58,013	$52,490	$62,455
Commercial real estate	179,556	177,640	133,545	96,755	95,801
Real estate construction	1,064	5,029	6,732	6,064	9,203
Agricultural	32,460	31,354	28,130	26,265	24,910
Residential real estate	115,920	124,497	153,172	130,091	124,849
Installment	8,257	10,510	15,995	24,440	40,552
Deferred net origination costs	(86)	(44)	(39)	(89)	(7)

Total	404,469	414,290	395,548	336,016	357,763
Allowance for loan losses	(4,668)	(3,714)	(3,776)	(3,411)	(3,594)

	$399,801	$410,576	$391,772	$332,605	$354,169

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2011, which, based on contractual maturities, are due in each of the periods indicated. The table also sets forth the amounts of loans due after one year from December 31, 2011, divided into those that have predetermined rates and those that have floating or adjustable rates.

TABLE 8—LOAN MATURITIES AND PRICE SENSITIVITY

(Dollars in thousands)

	Due in 1 Year or Less	Due After 1 Year to 5 Years	Due after 5 Years	Total
Commercial and industrial	$20,604	$18,547	$28,147	$67,298
Commercial real estate	7,681	18,133	153,742	179,556
Real estate construction	403	355	306	1,064
Agricultural	15,117	3,520	13,823	32,460

Total	$43,805	$40,555	$196,018	$280,378

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and industrial	$17,464	$49,834	$67,298
Commercial real estate	21,075	158,481	179,556
Real estate construction	691	373	1,064
Agricultural	3,725	28,735	32,460

Total	$42,955	$237,423	$280,378

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31 for each of the last five years:

TABLE 9—NON-PERFORMING ASSETS

(Dollars in thousands)

	2011	2010	2009	2008	2007
Non-accrual loans	$12,007	$9,490	$6,857	$2,982	$1,729
Accruing loans 90 days or more past due	133	1,037	19	200	253
Other real estate owned	3,520	4,254	3,455	321	176

Total non-performing assets	$15,660	$15,238	$10,331	$3,503	$2,158

Troubled debt restructurings, accruing	$2,050	$457	$0	$0	$0
RATIOS
Non-performing assets to total loans and other real estate owned	3.84%	3.63%	2.59%	1.04%	.60%
Ratio of loan loss allowance to non-performing loans	38%	34%	55%	107%	181%

The Company’s policy is to place a commercial loan on non-accrual status when it reaches 90 days past due and any of the following conditions exist: 1) the borrower cannot meet the payment obligations under the loan; 2) full payment of principal and interest is not expected; 3) the borrower has filed for bankruptcy and a plan of reorganization or liquidation is not imminent; or 4) foreclosure action has been initiated. All other loans are typically placed on non-accrual status when legal action or charge-off is anticipated but no later than 120 days past due. The amount of non-accrual loans was $12.0 million at year-end 2011, compared to $9.5 million at year-end 2010. Of this total, $9.1 million are commercial loans with $4.1 million in outstanding balances relating to four commercial loans secured by commercial real estate and one secured by intangible property and equipment. Nonaccrual loans secured by one- to four -family mortgages represent $2.4 million, or 29 loans, with the largest loan balance being $297,000. Although the ratio of loan loss allowance to non-performing loans has declined from 181% at December 31, 2007 to 38% at December 31, 2011, the specific analysis of projected cash flows from business operations and estimated collateral values indicates the specific reserves on these loans are adequate. In addition, approximately $1.8 million in nonaccrual loans and $892,000 in other real estate owned at December 31, 2011 are covered under the FDIC loss share agreement.

At December 31, 2011, other real estate owned (“OREO”) was $3.5 million, compared to $4.2 million at December 31, 2010. OREO mainly consisted of three undeveloped residential development lots and one commercial lot acquired in the CNC acquisition.

No interest income was recognized in 2011 on non-accrual loans outstanding at December 31, 2011. Had the non-accrual loans been accruing, the interest income recognized would have been approximately $813,000. Interest income of $119,000 was recognized in 2011 on accruing, restructured loans outstanding at December 31, 2011.

As of December 31, 2011, other than the loans identified in Table 9, the Company is not aware of any other loans with possible credit problems of borrowers which causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for 2011 was $2,935,000, compared to $1,610,000 in 2010. For the year, net charge-offs were $1,981,000 in 2011, compared to $1,672,000 in 2010. Charge-offs in 2011 increased primarily due to the first quarter write-down of one commercial real estate loan. The Company later foreclosed on this loan, and the property securing the loan was sold. The provision for loan losses is based on management’s evaluation of the loan loss allowance considering specific loan reserves, general reserves related to charge-off experience and current economic conditions. Specific reserves on problem loans increased $1.3 million in the fourth quarter of 2011 primarily due to one large commercial loan relationship of approximately $1.0 million secured by intangible property and equipment.

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

TABLE 10—ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2011	2010	2009	2008	2007
Balance at beginning of period	$3,714	$3,776	$3,411	$3,594	$4,762
Charge-offs:
Commercial and industrial	(350)	(102)	(206)	(69)	(140)
Commercial real estate	(1,300)	(1,071)	(616)	(155)	(826)
Real estate construction	0	0	0	0	0
Agricultural	(2)	0	(4)	0	(17)
Residential real estate	(402)	(500)	(172)	(124)	(123)
Installment	(198)	(207)	(425)	(530)	(658)

Total charge-offs	(2,252)	(1,880)	(1,423)	(878)	(1,764)

Recoveries:
Commercial and industrial	16	5	18	22	39
Commercial real estate	167	81	18	50	118
Real estate construction	0	0	0	0	0
Agricultural	6	8	22	34	13
Residential real estate	12	17	36	32	76
Installment	70	97	144	157	215

Total recoveries	271	208	238	295	461

Net charge-offs	(1,981)	(1,672)	(1,185)	(583)	(1,303)
Provision for loan losses	2,935	1,610	1,550	400	135

Balance at end of period	$4,668	$3,714	$3,776	$3,411	$3,594

Ratio of net charge-offs to average loans outstanding during the period	0.49%	0.40%	0.36%	0.17%	0.34%

Average loans outstanding	$405,809	$419,701	$332,281	$343,453	$385,370

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

Table 11 shows the allocation of the allowance for loan losses as of December 31, 2011. In 2011, more of the allowance was allocated to the commercial portfolio due to increased specific reserves on problem commercial loans. Less allowance was allocated to the residential real estate portfolio in 2011 due to declining outstanding loan balances.

TABLE 11—ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2011	2010	2009	2008	2007
Commercial and industrial	$1,380	$474	$481	$194	$221
Commercial real estate	2,372	2,057	2,465	1,688	2,064
Real estate construction	0	0	3	4	3
Agricultural	231	184	112	39	20
Residential real estate	568	865	506	1,210	621
Installment	117	134	209	276	362
Unallocated	0	0	0	0	303

Total	$4,668	$3,714	$3,776	$3,411	$3,594

Percent of loans in each category to total loans
Commercial and industrial	30%	13%	14%	15%	17%
Commercial real estate	51	55	34	29	27
Real estate construction	0	0	2	2	3
Agricultural	5	5	7	8	7
Residential real estate	12	23	39	39	35
Installment	2	4	4	7	11
Other	0	0	0	0	0

Total	100%	100%	100%	100%	100%

OTHER ASSETS

In September 2000, $10 million was used to purchase bank owned life insurance with a cash surrender value that increases tax-free at an adjustable rate. At December 31, 2011, the cash surrender value was $15.5 million.

At December 31, 2011, core deposit intangibles were $831,000, of which $623,000 million relates to the CNC acquisition and $166,000 relates to the ANB acquisition, and goodwill was $3.6 million. The core deposit intangibles are amortized over the expected life of the related core deposits, and the goodwill is tested annually for impairment.

In 2011 and 2010, no goodwill was expensed due to impairment of value. In both years, most publicly-traded financial institutions experienced a significant decline in the market value of their stock due to the global financial crisis, including the Company. Management considered the market value of the stock in evaluating goodwill impairment, but also evaluated the economic value of equity using discounted cash flows and recent acquisition prices for community-oriented banks. Both the economic value calculation and comparison with acquisition prices exceeded the book value of the Company, including the goodwill. As a result, management concluded no goodwill needed to be expensed due to impairment of value. At December 31, 2011, the market value of the Company’s stock was $19.69, which was less than its book value of $20.68.

DEPOSITS

Table 12 presents a summary of period end deposit balances. Total deposits declined $3.0 million from December 31, 2010 to December 31, 2011. As loan volume declined in 2011, the Company was not aggressive in seeking significant deposit growth, maintaining deposit rates in the middle of the local market. Customers did continue to move deposits to more liquid, interest-bearing accounts such as NOW, savings and money market accounts, while balances in time deposits declined.

Total deposits increased in 2010 $43.0 million to $584.4 million at December 31, 2010 with $16.6 million attributable to the ANB acquisition. The remaining growth was in the Company’s demand, NOW, savings and money market accounts as consumers and businesses sought to keep funds more liquid. Excluding the ANB acquisition, demand deposits increased $11.1 million in 2010, with most of that growth in business and public fund checking accounts. NOW accounts grew $2.0 million in 2010, savings grew $4.4 million and money market accounts experienced the most significant growth of $17.8 million. The Company’s money market rates were higher than the cash management sweep rates throughout 2010, and some customers moved funds from the cash management sweep program to the Company’s money market accounts. In addition, time deposits declined $2.1 million in 2010 as customers moved to shorter-term, more liquid deposits.

Throughout the last four years, the Federal Reserve Board maintained lower managed interest rates throughout the country. The accounts immediately affected by lower rates were NOW and money market accounts. For certificates of deposit, the decline in rates did not occur as quickly due to the timing of maturities. Additionally, other banks in some of our markets maintained higher rates to meet their liquidity needs. Although we experienced some loss in accounts due to higher competitive rates, the impact on our core deposits was minimal. Core deposits remained at 93.6% and 91.7% of total deposits at December 31, 2011 and 2010. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company had approximately $1.5 million of brokered deposits at December 31, 2011 through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS allows the Bank to offer FDIC insurance to local certificate customers in excess of the $250,000 limit through a national relationship with other banks. The amount of deposits currently from outside the Company’s market area is not significant.

TABLE 12—DEPOSITS

	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$97,732	17%	$105,187	18%	$89,827	17%
NOW	125,374	22	108,944	19	105,801	20
Savings	71,923	12	65,345	11	56,820	10
Money market	134,227	23	118,484	20	100,008	18
CD’s less than $100,000	115,130	20	138,196	24	146,648	27
CD’s $100,000 and over	36,997	6	48,217	8	42,318	8

Total	$581,383	100%	$584,373	100%	$541,422	100%

The following table sets forth the dollar amount of time deposits maturing in the periods indicated:

TABLE 13—MATURITY OF TIME DEPOSITS

(Dollars in thousands)

	$100,000 or More	Less than $100,000	Total
Three months or less	$5,615	$14,175	$19,790
Over 3 months to 6 months	6,563	19,062	25,625
Over 6 months to 12 months	10,207	34,522	44,729
Over twelve months	14,612	47,371	61,983

Total	$36,997	$115,130	$152,127

OTHER BORROWINGS

At December 31, 2011, the Bank had outstanding $5.0 million of total borrowings from the FHLB. This advance is at a fixed rate of interest of 2.82% and matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment. One advance of $12.0 million was paid off in January 2011.

At December 31, 2011, the Company had no short-term borrowings. As of that same date, the U.S. Treasury is no longer depositing tax funds overnight with most banks, and as a result, U.S. Treasury demand notes are no longer a source of liquidity for the Company. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated:

TABLE 14—SHORT-TERM BORROWINGS

(Dollars in thousands)

	December 31,
	2011	2010	2009
Amount of short-term borrowings outstanding at end of period	$0	$12,779	$406
Maximum amount of short-term borrowings outstanding at any month end during period	$10,507	$25,323	$918
Average amount of short-term borrowings outstanding during period	$1,284	$12,164	$503
Weighted average interest rate of short-term borrowings during period	2.43%	4.83%	0.12%
Weighted average interest rate of short-term borrowings at end of period	0%	4.92%	0.00%

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

The Company has a line of credit of $30.0 million with the Federal Home Loan Bank of Cincinnati and two lines of credit with two other correspondent banks totaling $14.0 million at December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2011, NB&T Financial met all of its capital requirements with a total risk-based capital ratio of 19.15%, a Tier 1 risk-based capital ratio of 18.02%, and a Tier 1 leverage ratio of 11.03%. For further information regarding NB&T Financial’s capital, see Note 17 to the Financial Statements in Item 8 of this annual report.

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

The loan to deposit ratio at December 31, 2011, was 69.6%, compared to 71.0%% at December 31, 2010. Loans to total assets were 59.9% at the end of 2011, compared to 60.1% at the same time last year. At December 31, 2011, the Company had $61.4 million in interest-bearing deposits. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 75.9% of the investment portfolio consists of mortgage-backed securities which provide monthly principal and interest cash flow. Approximately 55.0% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 93.6% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with two correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two year period and also for immediate rate shocks. Historically, simulation models would also be performed for similar basis point decreases. However, these decreasing rate changes are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at December 31, 2011, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200, 300 and 400 basis points.

As noted in the table below, the Bank exceeded the guidelines for the economic value of equity change in the +200 and +300 rate ramp environments. This variance is primarily due to the projected increasing value of non-maturity deposits. This variance has been reviewed and approved by the Board of Directors.

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

	One Year Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	Year End 2011	ALCO Guideline	Year End 2011	ALCO Guideline
+400	4.1%	±20%	23.5%	±30%
+300	3.1	±15	20.4%	±20
+200	2.2	±10	16.5	±15
+100	1.3	± 5	9.9	±10
-100	NA	± 5	NA	±10
-200	NA	±10	NA	±15
-300	NA	±15	NA	±20
-400	NA	±20	NA	±30

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2011. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2011.

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

/s/ John J. Limbert	/s/ Craig F. Fortin
President & Chief Executive Officer March 20, 2012	Chief Financial Officer March 20, 2012

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NB&T Financial Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 20, 2012

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in Thousands)

	2011	2010
Assets
Cash and due from banks	$13,861	$8,693
Interest-bearing deposits	61,441	72,678
Federal funds sold	366	380

Cash and cash equivalents	75,668	81,751

Available-for-sale securities	139,744	133,855
Loans held for sale	0	688
Loans, net of allowance for loan losses of $4,668 and $3,714 at December 31, 2011 and 2010	399,801	410,576
Premises and equipment	18,934	20,519
Federal Reserve and Federal Home Loan Bank stock	10,025	10,021
Earned income receivable	2,948	2,909
Goodwill	3,625	3,625
Core deposits and other intangibles	831	1,183
Bank-owned life insurance	15,488	15,002
Other real estate owned	3,520	4,254
FDIC loss share receivable	1,928	2,078
Other	3,076	4,157

Total assets	$675,588	$690,618

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$97,732	$105,187
Savings, NOW and money market	331,524	292,773
Time	152,127	186,413

Total deposits	581,383	584,373

Short-term borrowings	0	12,779
Long-term debt	15,310	15,310
Interest payable and other liabilities	8,105	7,137

Total liabilities	604,798	619,599

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,183	12,013
Retained earnings	59,913	60,221
Accumulated other comprehensive income	2,208	2,283
Treasury stock, at cost
Common; 2011—395,698 shares, 2010 —394,788 shares	(4,514)	(4,498)

Total stockholders’ equity	70,790	71,019

Total liabilities and stockholders’ equity	$675,588	$690,618

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, except per share amounts)

	2011	2010	2009
Interest and Dividend Income
Loans	$23,873	$26,228	$20,025
Securities
Taxable	3,302	4,212	4,344
Tax-exempt	384	587	948
Federal funds sold	0	1	0
Dividends on Federal Home Loan and Federal Reserve Bank stock	443	450	443
Deposits with financial institutions	170	135	156

Total interest and dividend income	28,172	31,613	25,916

Interest Expense
Deposits	3,832	5,277	5,405
Short-term borrowings	31	588	0
Long-term debt	871	1,468	2,070

Total interest expense	4,734	7,333	7,475

Net Interest Income	23,438	24,280	18,441
Provision for Loan Losses	2,935	1,610	1,550

Net Interest Income After Provision for Loan Losses	20,503	22,670	16,891

Noninterest Income
Trust income	1,030	936	882
Service charges on deposits	2,929	2,873	2,423
Other service charges and fees	1,925	1,659	1,330
Insurance agency commissions	396	362	2,201
Net realized gains on sales of available-for-sale securities	1,820	0	0
Income from bank owned life insurance	486	479	466
Gain on bargain purchase	0	7,572	1,807
Gain on sale of insurance agency	0	1,390	0
Other-than-temporary losses on investments:
Total other-than-temporary losses	0	(148)	(588)
Portion of loss recognized in other comprehensive income (before taxes)	0	98	438

Net impairment losses recognized in earnings	0	(50)	(150)
Other	1,138	1,176	965

Total noninterest income	9,724	16,397	9,924

Noninterest Expense
Salaries and employee benefits	$11,971	$13,448	$11,233
Net occupancy expense	2,382	2,484	1,933
Equipment expense	1,480	1,441	1,459
Data processing fees	1,611	1,651	1,341
Professional fees	1,867	1,932	1,825
Marketing expense	648	677	623
Printing, postage and supplies	834	864	725
State franchise tax	829	842	772
FDIC insurance	622	846	879
Amortization of intangibles	353	396	167
Net costs of operation of other real estate	1,259	281	232
Other	1,267	1,596	1,292

Total non-interest expense	25,123	26,458	22,481

Income Before Income Tax	5,104	12,609	4,334
Provision for Income Taxes	1,303	3,800	297

Net Income	$3,801	$8,809	$4,037

Basic Earnings Per Share	$1.11	$2.58	$1.28

Diluted Earnings Per Share	$1.11	$2.58	$1.28

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, except per share amounts)

	2011	2010	2009
Net income	$3,801	$8,809	$4,037
Other comprehensive income (loss), before tax effect:
Unrealized gains on securities available for sale	1,706	1,137	1,720
Net unrealized gain (loss) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	240	(85)
Reclassification of amount realized in income	(1,820)	50	150

Other comprehensive income (loss), before tax effect	(114)	1,427	1,785
Tax expense (credit)	(39)	484	607

Other comprehensive income (loss)	(75)	943	1,178

Comprehensive Income	$3,726	$9,752	$5,215

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, except per share amounts)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2008	$1,000	$10,513	$55,004	$(551)	$162	$(7,337)	$58,791
Net income	0	0	4,037	0	0	0	4,037
Other comprehensive income	0	0	0	0	1,178	0	1,178
Dividends on common stock, $1.16 per share	0	0	(3,651)	0	0	0	(3,651)
Purchase of stock (1,665 shares)	0	0	0	0	0	(23)	(23)
Community National Corporation acquisition, treasury stock (237,582 shares)	0	1,164	0	0	0	2,709	3,873
Stock options expense	0	136	0	0	0	0	136
ESOP shares earned	0	(48)	0	192	0	0	144

Balance, December 31, 2009	1,000	11,765	55,390	(359)	1,340	(4,651)	64,485
Net income	0	0	8,809	0	0	0	8,809
Other comprehensive income	0	0	0	0	943	0	943
Dividends on common stock, $1.17 per share	0	0	(3,978)	0	0	0	(3,978)
Stock options exercised	0	76	0	0	0	153	229
Stock options expense	0	145	0	0	0	0	145
ESOP shares earned	0	27	0	359	0	0	386

Balance, December 31, 2010	1,000	12,013	60,221	0	2,283	(4,498)	71,019

Net income	0	0	3,801	0	0	0	3,801
Other comprehensive income (loss)	0	0	0	0	(75)	0	(75)
Dividends on common stock, $1.20 per share	0	0	(4,109)	0	0	0	(4,109)
Purchase of stock (910 shares)	0	0	0	0		(16)	(16)
Stock options expense	0	170	0	0	0	0	170

Balance, December 31, 2011	$1,000	$12,183	$59,913	$0	$2,208	$(4,514)	$70,790

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009
Operating Activities
Net income	$3,801	$8,809	$4,037
Items not requiring (providing) cash:
Depreciation and amortization	1,748	1,749	1,570
Provision for loan losses	2,935	1,610	1,550
Amortization of premiums and discounts on securities	2,351	1,369	110
Increase in cash surrender value on bank owned life insurance	(486)	(479)	(466)
Gain on bargain purchase	0	(7,572)	(1,807)
Gain on sale of insurance agency	0	(1,390)	0
Proceeds from FDIC loss share receivable	163	1,290	0
ESOP shares earned	0	359	192
Stock options expense	170	145	136
Deferred income taxes	40	2,813	(131)
Proceeds from sale of loans held for sale	11,753	16,988	15,048
Originations of loans held for sale	(11,020)	(17,295)	(15,042)
Gain from sale of loans	(45)	(107)	(111)
Impairment loss on other real estate	506	60	12
(Gain) Loss on sale of other real estate	226	(37)	(21)
Loss on sale of fixed assets	108	30	0
Other-than-temporary impairment of available-for-sale securities	0	50	150
Net realized gains on available-for-sale securities	(1,820)	0	0
Changes in:
Interest receivable	(39)	265	227
Other assets	1,068	5,539	(2,730)
Interest payable and other liabilities	967	(2,027)	(2,387)

Net cash provided by operating activities	12,426	12,169	337

Investing Activities
Purchases of available-for-sale securities	(113,670)	(96,189)	(101,651)
Proceeds from sales of available-for-sale securities	45,396	0	0
Proceeds from maturities of available-for-sale securities	61,740	104,771	60,524
(Purchase)/ Sales of Federal Reserve Bank stock	(4)	2	(5)
Net change in loans	6,153	17,861	(1,484)
Net cash acquired from acquisitions, including $9,493 proceeds from FDIC in 2010	0	25,821	1,772
Proceeds from sale of insurance agency	0	2,276	0
Proceeds on sale of other real estate	2,003	484	248
Purchases of premises and equipment	(587)	(1,457)	(972)
Proceeds on sales of premises and equipment	354	10	0

Net cash provided by (used in) investing activities	1,385	53,579	(41,568)

Financing Activities
Net increase in demand deposits, money market, now and savings accounts	$31,296	$34,510	$62,665
Net decrease in certificates of deposit	(34,286)	(56,230)	(17,513)
Repayment of short-term borrowings	(12,779)	(12,127)	(1,287)
Proceeds from stock options exercised	0	229	0
Purchase of treasury stock	(16)	0	(23)
Dividends paid	(4,109)	(3,978)	(3,651)

Net cash provided by (used in) financing activities	(19,894)	(37,596)	40,191

Increase (Decrease) in Cash and Cash Equivalents	(6,083)	28,152	(1,040)
Cash and Cash Equivalents, Beginning of Year	81,751	53,599	54,639

Cash and Cash Equivalents, End of Year	$75,668	$81,751	$53,599

Supplemental Cash Flows Information
Interest paid	$4,884	$7,469	$7,456
Income taxes paid (net of refunds)	593	1,005	450
Assets acquired in business combination	0	72,313	85,914
Liabilities assumed in business combination	0	67,316	76,671
Transfers of loans into other real estate owned	2,001	1,306	3,373

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (“Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”), NB&T Insurance Group, Inc., and NB&T Statutory Trust III (“Trust III”). In accordance with the Consolidation topic of the FASB Accounting Standards Codification (“ASC”), Trust III is not consolidated into these financial statements. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Brown, Clermont, Clinton, Highland, Montgomery, Warren and Cuyahoga counties in Ohio. The Bank offers certain investment products through its wholly-owned subsidiary, NB&T Insurance Group, Inc. (“Group”). The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted primarily of interest-bearing accounts with the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati, certificates of deposit with other financial institutions through the CDARS network and non-interest bearing cash accounts with other financial institutions.

All cash accounts held at other financial institutions, with the exception of funds placed through the CDARS network, are noninterest-bearing accounts, which are fully guaranteed by the FDIC for the entire amount.

Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000. At December 31, 2011, the Company’s interest-bearing cash accounts exceeded federally insured limits by $61,057,000. Of that amount, $60,424,000 was held at the Federal Reserve Bank and $517,000 was held at the Federal Home Loan Bank of Cincinnati.

Securities

The Company classifies all securities as available-for-sale securities, which are carried at fair value. The Company has no immediate plan to sell but may sell securities in the future. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

As a result of this guidance, available-for-sale debt securities that management has no intent to sell and believes it is more likely than not the debt security will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are depreciated over an average of 40 years and 10 years, respectively. Furniture, fixtures and equipment is depreciated over a range of three to seven years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the lease term, including any renewal periods for which renewal is reasonably assured.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Unearned employee stock ownership plan (“ESOP”) shares and treasury stock shares are not deemed outstanding for earnings per share calculations.

Marketing Expenses

Marketing costs are expensed as incurred.

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 financial statements to conform to the 2011 financial statement presentation. These reclassifications had no effect on net income.

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

At December 31, 2011, the Company held $179,556,000 in commercial real estate loans collateralized by commercial and development real estate predominantly in Ohio. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Note 2: Effect of Recent Accounting Standards

The Financial Accounting Standards Board finalized Accounting Standards Update No. 2011-02 in April 2011 to give banks new criteria for determining whether a particular loan modification represents a troubled debt restructuring for accounting purposes. The determination is significant because it signals when a bank should also record an impairment loss associated with the same loan. The new guidance is effective for quarterly and annual reports for periods beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption. As of December 31, 2011, these new disclosures are included in Note 6 of the financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which contains amendments explaining further how to measure fair value. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or a financial instrument. The amendments also require disclosures about quantitative information about the unobservable inputs under in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective for periods beginning after December 15, 2011

The FASB issued Accounting Standards Update No. 2011-05 and 2011-12. ASU 2011-015 will increase the prominence of other comprehensive income (“OCI”) in the financial statements, no longer allowing OCI to be presented in the Statement of Changes in Equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and the Company has elected to include this statement in the December 31, 2011 financial statements. ASU 2011-12 defers certain changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, such that the presentation requirements of reclassifications out of accumulated other comprehensive income coincide with the requirements in place prior to the issuance of ASU 2011-05.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 regarding the testing for goodwill impairment. Under the revised standard, an entity will be allowed to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective on annual or interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Note 3: Business Combinations

American National Bank

On March 19, 2010, the Company acquired, through the Bank, the banking operations of American National Bank (“ANB”), based in Parma, Ohio, under a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). The Office of the Comptroller of the Currency declared ANB closed and appointed the FDIC as receiver. The Bank did not pay the FDIC a premium for the deposits of ANB. In addition to assuming all of the deposits of the failed bank, the Bank agreed to purchase essentially all of the assets. The book value of the net assets of ANB were acquired from the FDIC at a $10.0 million discount. The acquisition did not include the mortgage servicing business conducted by ANB by its division Leader Financial Services. The FDIC and the Bank entered into a loss-share transaction on $48.2 million of ANB assets. The Bank will share in the losses on the asset pools covered under the loss-share agreement. Under the loss-share agreement, the Bank shares in 20% of losses for the first $8.0 million in losses and 5% for any losses in excess of $8.0 million.

The Company entered into the transaction with the expectation it would increase profits by increasing its loans receivable and deposits within a new market area.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

During 2010, the Company incurred $118,000 of third-party acquisition-related costs. The expenses are included in professional fees in the Company’s condensed consolidated statement of income for the twelve months ended December 31, 2010.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations topic of the ASC. The statement of net assets acquired as of March 19, 2010, the proceeds from the FDIC and the computation of the gain on bargain purchase related to the acquisition are presented in the table below. The assets and liabilities of ANB were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The pro forma consolidated condensed statements of income for the Company and ANB for the period ended December 31, 2010, is also presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor does it indicate the results of operations in future periods.

Statement of Net Assets Acquired (at fair value and in thousands)

ASSETS		Proceeds from FDIC & Gain on Purchase
Cash and cash equivalents	$16,328	Proceeds from FDIC	$9,493
Receivable from FDIC	9,493	ANB carrying value of net assets acquired	507

Covered loans	42,215	Total asset discount	10,000

Core deposit intangible	280
FDIC loss share receivable	3,309	Adjustments to reflect assets acquired and liabilities assumed at fair value:
Other assets	688	Covered loans	(5,424)

Total assets	72,313	FDIC loss share receivable	3,309

		Intangible assets	280
LIABILITIES		Other assets	(593)

Deposits	64,671
Other liabilities	2,645	Fair value of net assets acquired	(2,428)

Total liabilities	67,316	Gain on bargain purchase	$7,572

Net assets acquired	$4,997

The fair value of the loans acquired, excluding those considered impaired under the Receivables topic of the ASC, is $39,892,000. The gross amount due under the contracts is $43,341,000, of which $2,572,000 is expected to be uncollectible. The fair value of impaired loans acquired is outlined in Note 5.

Pro Forma Year Ended December 31, 2010
Interest income	$32,276
Interest expense	7,510
Net interest income	24,766
Provision for loan losses	1,668
Non-interest income	16,455
Non-interest expenses	27,022

Income before income taxes	12,531
Income taxes	3,800

Net income	$8,731

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The pro forma consolidated condensed statements of income do not reflect any adjustments to ANB’s historical provision for loan losses and goodwill impairment charges.

Community National Corporation

On December 31, 2009, Community National Corporation (“CNC”), based in Franklin, Ohio was merged into the Company. Under the terms of the merger agreement, shareholders of CNC holding of record more than 1,500 shares were entitled to elect cash compensation of $11.41 or 0.761 Company common shares, per share of CNC common stock. The elections were subject to a limitation that 50% of all CNC shares would be exchanged for cash and 50% would be exchanged for Company shares. Shareholders of CNC holding of record 1,500 or fewer shares were entitled to receive $11.41 in cash for each share of CNC common stock. In total, the Company paid $3.6 million cash and issued 237,582 common shares at a market price of $16.30 per share on the acquisition date, totaling $3.9 million. The Company entered into the transaction with the expectation it would increase profits by increasing its loans receivable and deposits and achieving efficiencies through economies of scale.

In 2009, the Company incurred $367,000 of third-party acquisition-related costs. The expenses are included in professional fees and other expense in the Company’s consolidated statement of income for the year ended December 31, 2009.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations topic of the ASC. The statement of net assets acquired as of December 31, 2009, purchase price and the computation of negative goodwill related to the merger are presented in the table below. The assets and liabilities of CNC were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The pro forma consolidated condensed statements of income for the Company and CNC for the year ended December 31, 2009 is also presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the merger been completed at the beginning of the applicable period presented, nor does it indicate the results of operations in future periods.

Statement of Net Assets Acquired (at fair value and in thousands)

ASSETS		Purchase Price and Gain on Purchase
Cash and cash equivalents	$5,335	Purchase price:
Securities	11,821	Value of common shares	$3,873
Loans	59,233	Cash	3,562

Core deposit intangible	1,243	Total purchase price	7,435

Other assets	8,282	Allocation of purchase price:

Total assets	85,914	CNC tangible shareholder’s equity	8,177

		Adjustments to reflect assets acquired and liabilities assumed at fair value:
LIABILITIES		Securities	(110)
Deposits	75,542	Loans	(57)
Other liabilities	1,130	Premises & equipment	442

Total liabilities	76,672	Intangible assets	1,045

		Other assets	517
Net assets acquired	$9,242	Deposits	(274)

		Other liabilities	(498)

		Fair value of net assets acquired	9,242

		Gain on bargain purchase	$(1,807)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The fair value of the loans acquired, excluding those considered impaired under the Receivables topic of the FASB ASC, is $55,630,000. The gross amount due under the contracts is $57,660,000, of which $1,972,000 is expected to be uncollectible. The fair value of impaired loans acquired is outlined in Note 6.

Pro Forma Year Ended December 31, 2009
Interest income	$31,102
Interest expense	8,807

Net interest income	22,295
Provision for loan losses	2,060
Non-interest income	11,150
Non-interest expenses	27,839

Income before income taxes	3,546
Income taxes	335

Net income	$3,211

The pro forma consolidated condensed statements of income do not reflect any adjustments to CNC’s historical provision for loan losses and goodwill impairment charges.

Note 4: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2011 was $4,827,000.

Note 5: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2011:
U.S. government sponsored entities	$6,321	$113	$(0)	$6,434
Mortgage-backed securities:
U.S. Government sponsored entities-residential	97,203	2,080	(115)	99,168
Private label-residential	6,997	213	(268)	6,942
State and political subdivisions	25,878	1,322	(0)	27,200

	$136,399	$3,728	$(383)	$139,744

December 31, 2010:
U.S. government sponsored entities	$21,081	$13	$0	$21,094
Mortgage-backed securities:
U.S. Government sponsored entities-residential	82,346	2,985	(20)	85,311
Private label-residential	9,929	387	(154)	10,162
State and political subdivisions	17,040	332	(84)	17,288

	$130,396	$3,717	$(258)	$133,855

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The amortized cost and fair value of securities available for sale at December 31, 2011, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$1,753	$1,772
One to five years	8,520	8,772
Five to ten years	5,578	6,083
After ten years	16,348	17,007

	32,199	33,634
Mortgage-backed securities	104,200	106,110

Totals	$136,399	$139,744

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $76,915,000 at December 31, 2011, and $51,867,000 at December 31, 2010.

In 2010, there was a write down on one private label mortgage-backed security of $50,000 due to an other- than -temporary impairment charge. In 2009, there was also a write down on the same private label mortgage-backed security of $150,000. Gross gains of $1,830,000 and gross losses of $10,000 resulting from sales of available-for sale securities were realized during 2011. There were no sales of securities in 2010. Gross gains are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$22,560	$(115)	$0	$0	$22,560	$(115)
Private label-residential	1,364	(24)	525	(244)	1,889	(268)
Municipal securities	0	0	0	0	0	0

Total Securities	$23,924	$(139)	$525	$(244)	$24,449	$(383)

December 31, 2010
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	4,146	(20)	0	0	4,146	(20)
Private label-residential	0	0	1,341	(154)	1,341	(154)
States and political subdivisions	4,111	(84)	0	0	4,111	(84)

Total Securities	$8,257	$(104)	$1,341	$(154)	$9,598	$(258)

The unrealized losses outstanding 12 months or more of $244,000 at December 31, 2011 is due to one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

agencies. Based on management’s review of the underlying collateral performance and estimate of projected future cash flows, the Company recognized an other-than-temporary impairment charge of $200,000 in prior periods. In 2011, approximately $52,000 of losses were realized on this security with total realized losses through December 31, 2011 totaling approximately $82,000. These losses were in line with prior period loss projections.

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of December 31, 2011 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at December 31, 2011.

	Default Rate	Severity
Alt-A	19.1%	63.1%

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

	Accumulated Credit Losses
	2011	2010
Credit losses on debt securities held
Balance, beginning of year	$(170)	$(150)
Reductions related to losses realized which were previously recognized	52	(50)

Balance, end of period	$(118)	$(170)

Note 6: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2011	2010
Commercial and industrial	$67,298	$65,304
Agricultural	32,460	31,354
Real estate construction	1,064	5,029
Commercial real estate	179,556	177,640
Residential real estate	115,920	124,497
Consumer	8,257	10,510

Total loans	404,555	414,334
Less: Net deferred loan fees, premiums and discounts	(86)	(44)
Allowance for loan losses	(4,668)	(3,714)

Net loans	$399,801	$410,576

Activity in the allowance for loan losses was as follows (thousands):

	2011	2010	2009
Balance, beginning of year	$3,714	$3,776	$3,411
Provision charged to expense	2,935	1,610	1,550
Recoveries of previous charge-offs	271	208	238
Losses charged off	(2,252)	(1,880)	(1,423)

Balance, end of year	$4,668	$3,714	$3,776

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

The following tables provide a breakdown of the allowance for loan losses for the years ended December 31, 2011 and December 31, 2010 (thousands):

Allowance for loan losses:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Beginning Balance December 31, 2009	$481	$2,468	$112	$406	$100	$209	$3,776
Charge-offs	(102)	(1,071)	—	(278)	(222)	(207)	(1,880)
Recoveries	5	81	8	4	13	97	208
Provision	90	579	64	396	446	35	1,610

Ending Balance December 31, 2010	$474	$2,057	$184	$528	$337	$134	$3,714

Charge-offs	(350)	(1,300)	(2)	(262)	(140)	(198)	(2,252)
Recoveries	16	167	6	9	3	70	271
Provision	1,240	1,448	43	98	(5)	111	2,935

Ending Balance December 31, 2011	$1,380	$2,372	$231	$373	$195	$117	$4,668

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of December 31, 2011 and December 31, 2010 (thousands):

December 31, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$1,004	$634	$0	$0	$0	$0	$1,638

Collectively evaluated for impairment	366	1,365	231	373	195	117	2,647

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	10	354	0	0	0	0	364

Collectively evaluated for impairment	0	19	0	0	0	0	19

Financing Receivables:
Ending balance	$67,298	$180,257	$32,460	$85,254	$31,029	$8,257	$404,555

Ending balance:
Individually evaluated for impairment	2,887	5,914	0	997	0	0	9,798

Collectively evaluated for impairment	64,212	170,953	32,460	84,257	31,029	8,257	391,168

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	190	1,279	0	0	0	0	1,469

Collectively evaluated for impairment	9	2,111	0	0	0	0	2,120

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

December 31, 2010:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$37	$430	$0	$0	$0	$0	$467

Collectively evaluated for impairment	391	1,479	184	528	337	134	3,053

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	46	129	0	0	0	0	175

Collectively evaluated for impairment	0	19	0	0	0	0	19

Financing Receivables:
Ending balance	$65,304	$182,372	$31,354	$91,901	$32,893	$10,510	$414,334

Ending balance:
Individually evaluated for impairment	696	4,420	0	1,061	0	0	6,177

Collectively evaluated for impairment	64,343	173,548	31,354	90,738	32,893	10,510	403,386

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	206	1,437	0	102	0	0	1,745

Collectively evaluated for impairment	59	2,967	0	0	0	0	3,026

The following table outlines the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of December 31, 2011 and December 31, 2010 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	2011	2010	2011	2010	2011	2010
December 31,
Pass	$57,422	$53,758	$158,142	$153,490	$32,192	$30,108
Other Assets Especially Mentioned	1,972	5,722	5,960	10,312	0	962
Substandard	7,758	5,678	16,012	18,529	268	284
Doubtful	146	146	143	61	0	0
Non-rated	0	0	0	(21)	0	0

Total	$67,298	$65,304	$180,257	$182,372	$32,460	$31,354

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	2011	2010	2011	2010	2011	2010
December 31,
Pass	$82,030	$88,582	$30,729	$32,761	$8,219	$10,304
Substandard	3,224	3,319	300	132	38	206

Total	$85,254	$91,901	$31,029	$32,893	$8,257	$10,510

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on non-accrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables outline the Company’s past due and non-accrual loans as of December 31, 2011 and December 31, 2010 (thousands):

December 31, 2011:
	Past Due Days					Total Financing Receivables	90+ Days & Accruing	Non- accrual
	30-59	60-89	90+	Total	Current
Commercial	$263	$1,640	$2,076	$3,979	$63,319	$67,298	$0	$3,406
Commercial Real Estate	393	1,363	4,411	6,167	174,090	180,257	0	5,695
Agricultural	90	0	41	131	32,329	32,460	0	41
Residential - 1 to 4 Family	1,142	431	810	2,383	82,871	85,254	116	2,442
Residential - Home Equity	171	99	118	388	30,641	31,029	17	275
Consumer	74	53	119	246	8,011	8,257	0	148

Total	$2,133	$3,586	$7,575	$13,294	$391,261	$404,555	$133	$12,007

December 31, 2010:
	Past Due Days					Total Financing Receivables	90+ Days & Accruing	Non- accrual
	30-59	60-89	90+	Total	Current
Commercial	$526	$380	$1,807	$2,713	$62,591	$65,304	$1,037	$1,025
Commercial Real Estate	1,145	282	4,158	5,585	176,787	182,372	0	5,725
Agricultural	36	0	0	36	31,318	31,354	0	43
Residential - 1 to 4 Family	835	761	1,028	2,624	89,277	91,901	0	2,365
Residential - Home Equity	54	41	68	163	32,730	32,893	0	126
Consumer	41	1	148	190	10,320	10,510	0	206

Total	$2,637	$1,465	$7,209	$11,311	$403,023	$414,334	$1,037	$9,490

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The following table represents loans considered impaired at December 31, 2011 and December 31, 2010 and the related allowance for loan losses. Interest income recognized is not materially different than interest income that would have been recognized on a cash basis (thousands):

December 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$856	$894	$0	$982	$0
Commercial real estate	4,006	4,112	0	3,659	136
Agricultural	0	0	0	0	0
Residential—1 to 4 Family	997	997	0	1,105	51
Residential—Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
With an allowance recorded:
Commercial	$2,221	$2,251	$1,014	$1,090	$0
Commercial real estate	3,187	3,316	988	2,191	0
Agricultural	0	0	0	0	0
Residential—1 to 4 Family	0	0	0	0	0
Residential—Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
Total:
Commercial	$3,077	$3,145	$1,014	$2,072	$0
Commercial real estate	7,193	7,428	988	5,850	136
Agricultural	0	0	0	0	0
Residential—1 to 4 Family	997	997	0	1,105	51
Residential—Home equity	0	0	0	0	0
Consumer	0	0	0	0	0

December 31, 2010:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$711	$734	$0	$814	$19
Commercial real estate	3,178	3,204	0	7,638	526
Agricultural	0	0	0	33	0
Residential—1 to 4 Family	1,163	1,165	0	411	38
Residential—Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
With an allowance recorded:
Commercial	$191	$222	$82	$0	$0
Commercial real estate	2,681	2,752	560	0	0
Agricultural	0	0	0	0	0
Residential—1 to 4 Family	0	0	0	0	0
Residential—Home equity	0	0	0	0	0
Consumer
Total:
Commercial	$902	$956	$82	$814	$19
Commercial real estate	5,859	5,956	560	7,638	526
Agricultural	0	0	0	33	0
Residential—1 to 4 Family	1,163	1,165	0	411	38
Residential—Home equity	0	0	0	0	0
Consumer	0	0	0	0	0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The Company’s financing receivables contain certain loans restructured in 2011 and determined to be troubled debt restructurings (“TDRs”) under Accounting Standards Update (“ASU”) No. 2011-02, which are summarized below (thousands):

	Twelve Months Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$89	$88
Commercial Real Estate	2	1,681	1,603
Residential	1	105	105

The above TDRs involved one commercial real estate loan and one residential mortgage loan where the term was extended. For one commercial real estate loan, the loan was restructured into two notes where the second note of approximately $65,000 was charged off by the Company. In addition, the allowance for loan losses increased approximately $53,000 for this commercial real estate loan. For one commercial loan, the payment was lowered for one year, which resulted in an increase in the allowance for loan losses of approximately $9,000. All TDRs are considered impaired loans.

The Company had no loans classified as a TDR in the last twelve months where there was a payment default during the year.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31, 2011 and December 31, 2010. The amounts are as follows:

	December 31, 2011	December 31, 2010
Commercial	$4,913	$6,013
Consumer	9	112

Outstanding balance	$4,922	$6,125

Carrying amount, net of discount of $552	$3,589	$4,771

Accretable yield	$76	$279

Accretable yield, or income expected to be collected, is as follows:

	2011	2010
Balance, beginning of year	279	169
Additions	0	247
Accretion	(186)	(136)
Reclassification from nonaccretable difference	0	0
Disposals	(17)	(1)

Balance, end of year	$76	$279

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows (thousands):

	2011	2010
Land	$4,588	$4,588
Buildings and improvements	18,816	19,579
Leasehold improvements	420	420
Equipment	16,585	16,031

	$40,409	$40,618
Less accumulated depreciation and amortization	(21,475)	(20,099)

Net premises and equipment	$18,934	$20,519

Note 8: Operating Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $80,000, $91,000, and $77,000 for years 2011, 2010, and 2009, respectively. The minimum future lease payments for each of the next five years are as follows (thousands):

2012	$82
2013	45
2014	36
2015	36
2016	38

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Note 9: Goodwill

All goodwill is allocated to the banking segment of the business and totaled $3,625,000 at December 31, 2011 and December 31, 2010.

Note 10: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2011 and 2010, were (thousands):

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,515	$(3,684)	$4,515	$(3,332)

Amortization expense for the years ended December 31, 2011, 2010 and 2009, was $353,000, $396,000 and $167,000, respectively. Estimated amortization expense for each of the following four years is (thousands):

2012	$274
2013	220
2014	166
2015	111
2016	52

Note 11: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $36,997,000 on December 31, 2011, and $48,217,000 on December 31, 2010. At December 31, 2011, the scheduled maturities of time deposits were as follows (thousands):

2012	$90,144
2013	29,716
2014	11,104
2015	6,278
2016	6,480
Thereafter	8,405

$152,127

Included in time deposits at December 31, 2011 and 2010 were $1,608,000 and $981,000 respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC insurance limit without the inconvenience of having multi-banking relationships. Under the reciprocal program in which the Bank is currently participating, customers agree to allow the Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Bank also in insurable amounts under $250,000.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Note 12: Short-Term Borrowings

Short-term borrowings included the following (thousands):

	2011	2010
U. S. Treasury demand notes	$0	$779
Federal Home Loan Bank Advances	0	12,000

	$0	$12,779

As of December 31, 2011, the U.S. Treasury is no longer depositing tax funds overnight with most banks, and as a result, U.S. Treasury demand notes are no longer a source of liquidity for the Company. The Company has a line of credit of $30.0 million with the Federal Home Loan Bank of Cincinnati and two lines of credit with two other correspondent banks totaling $14.0 million at December 31, 2011. The Company has also pledged $5.9 million of securities with the Federal Reserve Bank to secure discount window borrowing if necessary.

Note 13: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2011	2010
Federal Home Loan Bank Advances	$5,000	$5,000
Junior subordinated debentures	10,310	10,310

Total	$15,310	$15,310

The Federal Home Loan Bank advances are secured by mortgage loans totaling $93,833,000 at December 31, 2011. One advance of $5.0 million, at a fixed interest rate of 2.82%, matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment.

On June 25, 2007, Trust III, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities are payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

As of December 31, 2011 and December 31, 2010, the outstanding principal balance of the Capital Securities was $10,000,000. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 14: Income Taxes

The provision for income taxes includes these components (thousands):

	2011	2010	2009
Taxes currently payable	$1,263	$987	$428
Deferred income taxes	40	2,813	(131)

Income tax expense	$1,303	$3,800	$297

A reconciliation of income tax expense at the statutory rate to actual income tax expense is shown below (thousands):

	2011	2010	2009
Computed at the statutory rate (34%)	$1,735	$4,287	$1,473
Increase (decrease) resulting from
Tax exempt interest	(153)	(232)	(312)
ESOP dividend	(158)	(154)	(186)
Bank owned life insurance	(165)	(163)	(158)
Negative goodwill	0	0	(614)
Acquisition costs	0	0	100
Gain on sale of insurance agency	0	28	0
Other	44	34	(6)

Actual tax expense	$1,303	$3,800	$297

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2011	2010
Deferred tax assets
Allowance for loan losses	1,518	1,180
Accruals not currently deductible	246	255
AMT credit carry forward	286	903
Nonaccrual loan interest collected	289	280
Stock options not currently deductible	88	74
OREO expenses not currently deductible	385	175
Other-than-temporary impairment charge	40	58
Other	24	3

	$2,876	$2,928

Deferred tax liabilities
Deferred loan costs	(163)	(163)
Depreciation	(530)	(293)
FHLB stock dividends	(1,453)	(1,453)
Prepaid assets currently deductible	(164)	(135)
Unrealized gains on available-for-sale securities	(1,137)	(1,176)
ANB purchase	(1,827)	(2,227)
Non-taxable purchase accounting adjustments	(322)	(291)
Bad debt recapture	(229)	(295)
Intangible asset amortization	(379)	(223)
Other	(61)	(58)

	(6,265)	(6,314)

Net deferred tax liability	$(3,389)	$(3,386)

Note 15: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Note 16: Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2011	2010	2009
Net unrealized gain on available-for-sale securities	$3,345	$3,607	$2,468
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	(148)	(438)

	3,345	3,459	2,030
Tax effect	1,137	1,176	690

Net-of-tax amount	$2,208	$2,283	$1,340

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2011, the Company met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The Company’s and the Bank’s actual and required capital amounts and ratios are presented in the following table (thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$79,620	19.15%	$33,270	8.0%	N/A	N/A
Bank	71,285	17.16	33,242	8.0	$41,552	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	74,952	18.02	16,635	4.0	N/A	N/A
Bank	66,617	16.03	16,621	4.0	24,931	6.0
Tier I Capital to Average Assets:
Consolidated	74,952	11.03	27,185	4.0	N/A	N/A
Bank	66,617	9.87	27,009	4.0	33,762	5.0
As of December 31, 2010
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$78,385	18.36%	$34,161	8.0%	N/A	N/A
Bank	69,514	16.31	34,099	8.0	$42,623	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	74,671	17.49	17,081	4.0	N/A	N/A
Bank	65,800	15.44	17,049	4.0	25,574	6.0
Tier I Capital to Average Assets:
Consolidated	74,671	10.65	28,033	4.0	N/A	N/A
Bank	65,800	9.45	27,846	4.0	34,807	5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2011, approximately $1,423,000 in retained earnings were available for dividend declaration without prior regulatory approval.

Note 18: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2011	2010
Balance, January 1	$2,806	$2,587
New loans	314	519
Payments	(109)	(300)

Balance, December 31	$3,011	$2,806

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Deposits from related parties held by the Bank at December 31, 2011 and 2010 totaled $847,000 and $609,000 respectively.

Note 19: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2011, 2010 and 2009 were $195,000, $222,000, and $183,000, respectively.

Also, the Bank has a deferred compensation agreement with one retired officer. The agreement provides level monthly or annual payments ranging for twenty years after retirement. The charge to expense for the agreement was $47,000, $49,000 and $50,000 for 2011, 2010 and 2009, respectively. Such charges reflect the straight-line interest accrual using a 6.5% discount factor.

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of borrowings from the Company. During 2010 and 2009, all dividends on unallocated shares received by the ESOP were used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with the Compensation-Stock Compensation topic of the FASB ASC. In 2010 and 2009, as shares were released from collateral, the Company reported compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. In December 2010, the Plan’s debt, which was due to mature in 2011, was paid in full and all remaining shares were released for allocation. There was no ESOP compensation expense in 2011 due to all shares being fully allocated. ESOP compensation expense was $386,000 and $144,000 for years 2010 and 2009, respectively. The ESOP shares were as follows:

	Total Shares
	December 31, 2011	December 31, 2010
Allocated shares	357,121	421,201
Committed to be released	0	0
Unearned shares	0	0

Total ESOP shares	357,121	421,201

Note 20: Stock Option Plans

The Company adopted a new equity plan in 2006, which is shareholder approved and permits the Company to grant options, restricted stock or stock appreciation rights of up to 270,000 shares of common stock. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have a ten-year contractual term. The previous plan, which was terminated in 2006, still has options to purchase 59,000 shares outstanding at December 31, 2011. These options vest over five years. In addition, an option to purchase 30,000 shares was awarded to the Company’s President upon his employment, which vested

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

over five years. Certain option and share awards provide for an exchange of unvested options for a cash payment or shares of stock if there is a change in control (as defined in the plan). The compensation cost for the stock option expense recognized in 2011, 2010 and 2009 was calculated for all grants based on the grant date’s fair value and totaled $171,000, $145,000 and $136,000, respectively. The related tax benefit for 2011, 2010 and 2009 was $58,000, $49,000 and $46,000

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and participant termination within the valuation model; separate groups of participants that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2011	2010	2009
Expected volatility	50.4%	49.3%	48.5 - 48.9%
Weighted-average volatility	50.44%	49.27%	48.84%
Expected dividends	6.00%	6.00%	7.00%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate	2.40%	2.88%	2.35% - 2.53%
Weighted-average fair value of options granted during the year	$6.16	$4.93	$3.72

Historically, the Company has fulfilled option exercises through available treasury shares.

A summary of option activity under the plans as of December 31, 2011, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	248,502	$20.50
Granted	60,200	21.12
Exercised	0
Forfeited or expired	(21,100)	21.85

Outstanding, end of year	287,602	$20.53	5.83	$226,758

Exercisable, end of year	208,324	$20.84	4.65	$149,320

There were no options exercised in 2011 or 2009. The total intrinsic value of options exercised during the year ended December 31, 2010 was $91,000. As of December 31, 2011, there was $281,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Note 21: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except share and per share amounts):

	2011	2010	2009
Basic earnings per share:
Net income	$3,801	$8,809	$4,037

Weighted average common shares outstanding	3,423,995	3,411,110	3,154,093
Basic earnings per share	$1.11	$2.58	$1.28

Diluted earnings per share:
Net income	$3,801	$8,809	$4,037

Weighted average common shares outstanding	3,423,995	3,411,110	3,154,093
Effect of dilutive securities – stock options	12,364	2,597	0

Average shares and dilutive potential common shares	3,436,359	3,413,707	3,154,093

Diluted earnings per share	$1.11	$2.58	$1.28

As of December 31, 2011, options to purchase 193,600 shares of common stock at $20.88 to $30.50 per share were outstanding, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common share.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$75,668	$75,668	$81,751	$81,751
Available-for-sale securities	139,744	139,744	133,855	133,855
Loans including loans held for sale, net	399,801	411,499	411,264	418,683
Stock in FRB and FHLB	10,025	10,025	10,021	10,021
Earned income receivable	2,948	2,948	2,909	2,909
FDIC loss share receivable	1,928	1,928	2,078	2,078
Financial liabilities
Deposits	581,383	584,573	584,373	588,424
Short-term borrowings	0	0	12,779	12,779
Long-term debt	15,310	9,933	15,310	8,975
Interest payable	202	202	352	352

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2011 and 2010. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, earned income receivable, FDIC loss share receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2011 and 2010 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2011 and 2010, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2011 and 2010, the fair value of commitments was not material.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2011 and 2010, the Bank had outstanding commitments to originate business loans aggregating approximately $10.0 million and $7.0 million, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $4.0 million and $4.1 million at December 31, 2011 and 2010 respectively, with the remainder at floating market rates.

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

The Bank had total outstanding letters of credit amounting to $2,475,000 and $2,087,000, at December 31, 2011 and 2010, respectively, with terms ranging from 30 days to 1 year.

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

Total mortgage loans in the process of origination amounted to $1.2 million and $2.8 million at December 31, 2011 and 2010. Of these commitments $769,000 and $2.8 million were fixed-rate commitments at December 31, 2011 and 2010. There were no loans held for sale at December 31, 2011 and $688,000 mortgage loans held for sale at December 31, 2010.

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

At December 31, 2011, the Bank had granted unused lines of credit to borrowers aggregating approximately $30,956,000 and $39,420,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2010, the Bank had granted unused lines of credit to borrowers aggregating approximately $31,806,000 and $39,283,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2011, the Bank had $366,000 in Federal Funds sold invested at U.S. Bank.

Note 24: Fair Value Measurements

The Company has adopted the Fair Value Measurements prescribed under the FASB Accounting Standards Codification. The ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurements have been applied prospectively as of the beginning of the period.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010. (See fair values by type of security in Note 5) (thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available-for-sale securities	$139,744	$0	$139,744	$0
December 31, 2010:
Available-for-sale securities	$133,855	$0	$133,855	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At December 31, 2011 and 2010, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. As of December 31, 2011, one impaired loans of approximately $987,000 is secured by equipment. Management has determined fair value measurements based on research of current equipment values.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Impaired loans Other real estate owned	$2,647 2,043	$0 0	$0 0	$2,647 2,043
December 31, 2010:
Impaired loans Other real estate owned	$2,792 72	$0 0	$0 0	$2,792 72

Note 25: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (thousands):

CONDENSED BALANCE SHEETS

	2011	2010
Assets
Cash and due from banks	$7,568	$8,577
Investment in common stock of banking subsidiary	72,455	72,148
Investment in nonbanking subsidiary	329	307
Other assets	1,828	1,376

Total assets	$82,180	$82,408

Liabilities
Long-term debt	$10,310	$10,310
Other liabilities	1,080	1,079

Total liabilities	11,390	11,389
Stockholders’ Equity	70,790	71,019

Total liabilities and stockholders’ equity	$82,180	$82,408

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2011, 2010 and 2009

CONDENSED STATEMENTS OF INCOME

	2011	2010	2009
Income
Dividends from banking subsidiary	$4,000	$8,000	$4,000
Dividends from non-banking subsidiary	0	144	0

Total income	4,000	8,144	4,000

Expenses
Interest expense	730	730	730
Acquisition costs	0	0	346
Directors fees	66	56	61
Other expenses	88	78	81

Total expenses	884	864	1,218

Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	3,116	7,280	2,782
Income Tax Benefit	(451)	(440)	(494)

Income Before Equity in Undistributed Income of Subsidiaries	3,567	7,720	3,276
Equity in Undistributed Income of Banking Subsidiary	212	1,211	739
Equity in Undistributed Income (Loss) of Nonbanking Subsidiary	22	(122)	22

Net Income	$3,801	$8,809	$4,037

CONDENSED STATEMENTS OF CASH FLOWS

	2011	2010	2009
Operating Activities
Net income	$3,801	$8,809	$4,037
Items not requiring (providing) cash	(685)	(975)	406

Net cash provided by operating activities	3,116	7,834	4,443

Investing Activities
Net cash paid for acquisitions	0	0	(3,562)

Net cash required for investing activities	0	0	(3,562)

Financing Activities
Cash dividends paid	(4,109)	(3,978)	(3,651)
Proceeds from stock options exercised	0	229	0
Purchase of treasury stock	(16)	0	(23)

Net cash used in financing activities	(4,125)	(3,749)	(3,674)

Net Change in Cash and Cash Equivalents	(1,009)	4,085	(2,793)
Cash and Cash Equivalents at Beginning of Year	8,577	4,492	7,285

Cash and Cash Equivalents at End of Year	$7,568	$8,577	$4,492

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2011, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” is incorporated herein by reference. The Board of Directors of NBTF has determined that all of the directors except Mr. Limbert are “independent” under the listing standards of The NASDAQ Stock Market, LLC (“Nasdaq”). In determining independence, the Board of Directors considered loan and deposit relationships with each director. The rules of Nasdaq do not deem such relationships to disqualify a director from being deemed independent. In addition, all loans and other extensions of credit to directors were made and deposits accepted in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with persons not related to the Bank. Further, in management’s opinion, the loans did not involve more than normal risk of collectibility or present other unfavorable features. The Board of Directors does not believe such relationships interfere with the directors’ exercise of independent judgment in carrying out their responsibilities as directors.

Item 14. Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “PROPOSAL 2: RATIFICATION OF THE SELECTION OF BKD, LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Financial Statement Schedules—None

(b)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith

10.4*	National Bank & Trust Incentive Plan – Prior to December 20, 2011

10.5*	Stock Option Award Agreement for John J. Limbert

10.6*	Severance Agreement for Craig F. Fortin

10.7*	Severance Agreement for Stephen G. Klumb

10.8*	Employment Agreement with John J. Limbert

10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan

10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert

10.11*	First Amendment to Employment Agreement with John J. Limbert

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and Stephen G. Klumb

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option)-for awards beginning 4/23/08

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards – for awards prior to 4/23/08

10.16*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options – for awards prior to 4/23/08

10.17	Agreement and Plan of Merger dated as of June 30, 2009, by and between NB&T Financial Group, Inc., and Community National Corporation, and amendment thereto

10.18*	The National Bank and Trust company Annual Incentive Plan Amended and Restated Effective January 1, 2011

10.19	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010

EXHIBIT NUMBER	DESCRIPTION

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants – BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

99.2	Proxy Statement for 2011 annual meeting of shareholders

101#	The following materials from NB&T Financial Group, Inc.’s, Annual Report on Form 10-K for the annual period ended December 31, 2011 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011and December 31, 2010; (ii) the Consolidated Statements of Income for the three years ended December 31, 2011, 2010 and 2009 ; (iii) the Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009; the Consolidated Statements of Changes in Shareholders Equity for the three years ended Decemeber 31, 2011, 2010 and 2009; the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2011, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith).

*	Indicates a management contract or compensatory plan or arrangement.
#	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/s/ JOHN J. LIMBERT
John J. Limbert
President and Chief Executive Officer
March 20, 2012		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ CRAIG F. FORTIN	By:	/S/ JOHN J. LIMBERT
	Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		John J. Limbert President, Chief Executive Officer and a Director
Date: March 20, 2012		Date: March 20, 2012

By:	/S/ TIMOTHY L. SMITH	By:	/S/ G. DAVID HAWLEY
	Timothy L. Smith Director		G. David Hawley Director
Date: March 20, 2012		Date: March 20, 2012

By:	/S/ CRAIG BEAM	By:	/S/ BROOKE WILLIAMS JAMES
	S. Craig Beam Director		Brooke Williams James Director
Date: March 20, 2012		Date: March 20, 2012

By:	/S/ ROBERT A. RAIZK	By:	/S/ CHARLES L. DEHNER
	Robert A. Raizk Director		Charles L. Dehner Director
Date: March 20, 2012		Date: March 20, 2012

By:	/S/ DANIEL A. DIBIASIO	By:	/S/ D. JEFFERY LYKINS
	Daniel A. DiBiasio Director		D. Jeffery Lykins Director
Date: March 20, 2012		Date: March 20, 2012

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003 (File No. 000-23134)

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-1 filed by registrant on July 2, 1993 (Registration No. 33-65608), Exhibit 10.1

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1 (File No. 000-23134)

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2 (File No. 000-23134)

10.4*	National Bank & Trust Incentive Plan	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 27, 2006, Exhibit 99.1 (File No. 000-23134)

10.5*	Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on May 11, 2006, Exhibit 10.4 (File No. 000-23134)

10.6*	Severance Agreement for Craig F. Fortin	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.2 (File No. 000-23134)

10.7*	Severance Agreement for Stephen G. Klumb	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.3 (File No. 000-23134)

10.8*	Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Form 8-K filed on November 23, 2007, Exhibit 1 (File No. 000-23134)

10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.9 (File No. 000-23134)

10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.10 (File No. 000-23134)

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

10.11*	First Amendment to Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.11 (File No. 000-23134)

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and Stephen G. Klumb	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.12 (File No. 000-23134)

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.13 (File No. 000-23134)

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.14 (File No. 000-23134)

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards – for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 10-Q filed on November 13, 2006 (File No. 000-23134)

10.16*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options – for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 8-K filed on April 28, 2006 (File No. 000-23134)

10.17	Agreement and Plan of Merger dated as of June 30, 2009, by and between NB&T Financial Group, Inc., and Community National Corporation, and amendment thereto	Incorporated by reference to Annex A to Prospectus/Proxy Statement in Registration Statement on Form S-4 filed by the registrant on October 10, 2009

10.18*	The National Bank and Trust company Annual Incentive Plan Amended and Restated Effective January 1, 2011	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 24, 2012 (File No. 000-23134)

10.19	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010	Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 23, 2010, Exhibit 2.1 (SEC File No. 000-23134)

21	Subsidiaries of NB&T Financial Group, Inc.	Included herewith

23	Consent of Independent Accountants – BKD, LLP	Included herewith

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	Included herewith

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

99.2	Proxy Statement for 2011 annual meeting of shareholders	Incorporated by reference to the registrant’s definitive proxy statement to be filed on or before March 30, 2011.

101#	The following materials from NB&T Financial Group, Inc.’s, Annual Report on Form 10-K for the annual period ended December 31, 2011 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011and December 31, 2010; (ii) the Consolidated Statements of Income for the three years ended December 31, 2011, 2010 and 2009 ; (iii) the Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009; the Consolidated Statements of Changes in Shareholders Equity for the three years ended Decemeber 31, 2011, 2010 and 2009; the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2011, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith).	Included herewith

*	Indicates a management contract or compensatory plan or arrangement.
#	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.