Form 10-Q
period 2012-03-31
NB&T FINANCIAL GROUP INC
filed 2012-05-10
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 1, 2012, 3,424,814 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2012 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$11,290	$13,861
Interest-bearing deposits	81,290	61,441
Federal funds sold	385	366

Cash and cash equivalents	92,965	75,668

Available-for-sale securities	154,437	139,744
Loans held for sale	293	0
Loans, net of allowance for loan losses of $4,573 and $4,668 at March 31, 2012 and December 31, 2011, respectively	389,501	399,801
Premises and equipment	18,663	18,934
Federal Reserve and Federal Home Loan Bank stock	10,025	10,025
Earned income receivable	3,104	2,948
Goodwill	3,625	3,625
Core deposits and other intangibles	760	831
Bank-owned life insurance	15,607	15,488
Other real estate owned	3,500	3,520
FDIC loss share receivable	1,736	1,928
Other	3,404	3,076

Total assets	$697,620	$675,588

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$103,148	$97,732
Savings, NOW and money market	352,515	331,524
Time	147,300	152,127

Total deposits	602,963	581,383

Long-term debt	15,310	15,310
Interest payable and other liabilities	8,684	8,105

Total liabilities	626,957	604,798

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued — 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,236	12,183
Retained earnings	59,247	59,913
Accumulated other comprehensive income	2,676	2,208
Treasury stock, at cost
Common; 2012 — 394,136 shares, 2011 — 395,698 shares	(4,496)	(4,514)

Total stockholders’ equity	70,663	70,790

Total liabilities and stockholders’ equity	$697,620	$675,588

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and Dividend Income
Loans	$5,587	$6,040
Securities
Taxable	606	1,020
Tax-exempt	161	89
Dividends on Federal Home Loan and Federal Reserve Bank stock	117	117
Deposits with financial institutions	56	44

Total interest and dividend income	6,527	7,310

Interest Expense
Deposits	747	1,137
Short-term borrowings	0	31
Long-term debt	217	217

Total interest expense	964	1,385

Net Interest Income	5,563	5,925

Provision for Loan Losses	1,300	550

Net Interest Income After Provision for Loan Losses	4,263	5,375

Noninterest Income
Trust income	276	264
Service charges on deposits	735	598
Other service charges and fees	510	447
Insurance agency commissions	51	55
Net realized gains on sales of available-for-sale securities	0	789
Income from bank owned life insurance	119	119
Other	425	285

Total noninterest income	2,116	2,557

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Noninterest Expense
Salaries and employee benefits	$3,005	$3,101
Net occupancy expense	569	632
Equipment expense	376	386
Data processing fees	431	396
Professional fees	415	538
Marketing expense	62	138
Printing, postage and supplies	164	223
State franchise tax	220	216
FDIC insurance	128	220
Amortization of intangibles	70	90
Net costs of operation of other real estate	302	280
Other	272	359

Total non-interest expense	6,014	6,579

Income Before Income Tax	365	1,353

Provision for Income Taxes	4	348

Net Income	$361	$1,005

Basic Earnings Per Share	$.11	$.29

Diluted Earnings Per Share	$.11	$.29

Dividends Per Share	$.30	$.30

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$361	$1,005

Other comprehensive income (loss), before tax effect:

Unrealized gains (losses) on securities available for sale	711	(578)
Reclassification of amount realized in income	0	789

Other comprehensive income (loss), before tax effect	711	(1,367)
Tax expense (credit)	242	(465)

Other comprehensive income (loss)	469	(902)

Comprehensive Income	$830	$103

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Operating Activities
Net income	$361	$1,005
Items not requiring (providing) cash:
Depreciation and amortization	415	442
Provision for loan losses	1,300	550
Amortization of premiums and discounts on securities	874	315
Increase in cash surrender value on bank owned life insurance	(119)	(119)
Proceeds from FDIC loss share receivable	192	224
Stock options expense	46	52
Net realized gains on available-for-sale securities	0	(789)
Net changes in:
Loans held for sale	(293)	499
Other assets and liabilities	407	(7,118)

Net cash provided by (used in) operating activities	3,183	(4,939)

Investing Activities
Purchases of available-for-sale securities	(25,319)	(37,827)
Proceeds from sales of available-for-sale securities	0	23,443
Proceeds from maturities of available-for-sale securities	10,462	24,667
Purchase of Federal Reserve Bank stock	0	(4)
Net change in loans	8,466	4,061
Purchases of premises and equipment	(73)	(201)

Net cash provided by (used in) investing activities	(6,464)	14,139

Financing Activities
Net change in:
Deposits	21,580	(8,998)
Short-term borrowings	0	(11,864)
Proceeds from stock options exercised	25	0
Dividends paid	(1,027)	(1,027)

Net cash provided by (used in) financing activities	20,578	(21,889)

Increase (Decrease) in Cash and Cash Equivalents	17,297	(12,689)

Cash and Cash Equivalents, Beginning of Period	75,668	81,751

Cash and Cash Equivalents, End of Period	$92,965	$69,062

Supplemental Cash Flows Information
Interest paid	$975	$1,448
Income taxes paid (net of refunds)	62	0
Transfers of loans into other real estate owned	620	950

See Notes to Condensed Consolidated Financial Statements

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

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the "Company") as of March 31, 2012 and December 31, 2011, and the results of its operations and cash flows for the three-month periods ended March 31, 2012 and 2011. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

Available-for-Sale Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2012:
U.S. Government sponsored entities	$19,994	$117	$(74)	$20,037
Mortgage-backed securities:
U.S. Government sponsored entities-residential	94,157	2,525	(33)	96,649
Private label-residential	6,290	265	(190)	6,365
State and political subdivisions	29,940	1,545	(99)	31,386

	$150,381	$4,452	$(396)	$154,437

December 31, 2011:
U.S. Government sponsored entities	$6,321	$113	$0	$6,434
Mortgage-backed securities:
U.S. Government sponsored entities-residential	97,203	2,080	(115)	99,168
Private label-residential	6,997	213	(268)	6,942
State and political subdivisions	25,878	1,322	0	27,200

	$136,399	$3,728	$(383)	$139,744

The amortized cost and fair value of securities available for sale at March 31, 2012, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$1,558	$1,569
One to five years	7,604	7,853
Five to ten years	19,153	19,620
After ten years	21,619	22,381

	49,934	51,423
Mortgage-backed securities	100,447	103,014

Totals	$150,381	$154,437

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $79,836,000 at March 31, 2012, and $76,915,000 at December 31, 2011.

Gross gains of $789,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during 2011. There were no sales of securities in 2012. Gross gains are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December, 31 2011 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2012
U.S. Government sponsored entities Mortgage-backed securities:	$13,616	$(74)	$0	$0	$13,616	$(74)
U.S. Government sponsored entities-residential	8,216	(33)	0	0	8,216	$(33)
Private label-residential	0	0	566	(190)	566	(190)
Municipal securities	5,210	(99)	0	0	5,210	(99)

Total Securities	$27,042	$(206)	$566	$(190)	$27,608	$(396)

December 31, 2011
U.S. Government sponsored entities	$0	$0	$0	$0	$0	$0
Mortgage-backed securities:
U.S. Government sponsored entities-residential	22,560	(115)	0	0	22,560	(115)
Private label-residential	1,364	(24)	525	(244)	1,889	(268)
States and political subdivisions	0	0	0	0	0	0

Total Securities	$23,924	$(139)	$525	$(244)	$24,449	$(383)

The unrealized losses outstanding 12 months or more of $190,000 at March 31, 2012 is due to one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. Based on management's review of the underlying collateral performance and estimate of projected future cash flows, the Company recognized an other-than- temporary impairment charge of $200,000 in prior periods. In the first quarter of 2012, approximately $10,000 of losses were realized on this security with total realized losses through March 31, 2012 totaling approximately $91,500. These losses were in line with prior period loss projections.

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of March 31, 2012 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at March 31, 2012.

	Default Rate	Severity
Alt-A	21.9%	69.2%

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

Accumulated Credit Losses 2012
Credit losses on debt securities held
Balance, beginning of year	$(118)
Reductions related to losses realized which were previously recognized	10

Balance, end of period	$(108)

Note 3: Loans and Allowance for Loan Losses

Categories of loans include (thousands):	March 31, 2012	December 31, 2011
Commercial and industrial	$63,468	$67,298
Real estate construction	1,000	1,064
Commercial real estate	179,563	179,556
Agricultural	24,661	32,460
Residential real estate	114,815	115,920
Consumer	10,604	8,257

Total loans	394,111	404,555

Less: Net deferred loan fees, premiums and discounts	(37)	(86)
Allowance for loan losses	(4,573)	(4,668)

Net loans	$389,501	$399,801

The risk characteristics of each significant loan portfolio segment are as follows:

Commercial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial Real Estate

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area.

Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus non-owner-occupied loans.

Agricultural

Agricultural loans are viewed primarily as cash flow loans where repayment comes from sales of crops and secondarily as loans secured by real estate, farm equipment or livestock. Repayment of these loans is generally dependent on the successful operation of the farming operation and is highly dependent on weather conditions.

Residential and Consumer

Residential and consumer loans consist of two segments — residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

For all loan classes, the accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. For all loan classes, the entire balance of the loan is considered past due if the minimum payment contractually required to be paid is not received by the contractual due date. For all loan classes, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except residential and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. Generally, most impaired loans, except for certain troubled debt restructurings, are on nonaccrual.

Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

Activity in the allowance for loan losses was as follows (thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of year	$4,668	$3,714
Provision for loan losses	1,300	550
Recoveries	41	172
Charge-offs	(1,436)	(930)

Balance, end of period	$4,573	$3,506

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior one to three years. Management believes the one to three year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Company acquires an updated appraisal upon identification of impairment and periodically thereafter for commercial, commercial real estate and multi-family loans. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies, etc. and the related qualitative adjustments assigned by the Company.

Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Company reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regard to determination of the amount of the allowance for credit losses, troubled debt restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

The following tables present a breakdown of the allowance for loan losses for the three-month periods ended March 31, 2012 and 2011.

Three Months Ended March 31, 2012 (thousands):

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,380	$2,372	$231	$373	$195	$117	$4,668
Charge-offs	(884)	(296)	0	(99)	(82)	(75)	(1,436)
Recoveries	1	9	1	1	8	21	41
Provision	161	647	261	91	43	97	1,300

Ending Balance	$658	$2,732	$493	$366	$164	$160	$4,573

Three Months Ended March 31, 2011 (thousands):

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$474	$2,057	$184	$528	$337	$134	$3,714
Charge-offs	(4)	(828)	—	(27)	(4)	(67)	(930)
Recoveries	1	125	2	5	1	38	172
Provision	117	589	(34)	(28)	(107)	13	550

Ending Balance	$588	$1,943	$152	$478	$227	$118	$3,506

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of March 31, 2012 and December 31, 2011 (thousands):

March 31, 2012:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Ending balance:
Individually evaluated for impairment	$81	$1,215	$0	$0	$0	$0	$1,296

Collectively evaluated for impairment	575	1,170	493	366	164	161	2,929

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	—	328	0	0	0	0	328

Collectively evaluated for impairment	2	18	0	0	0	0	20

Financing Receivables
Ending balance	$63,468	$180,236	$24,661	$85,120	$30,022	$10,604	$394,111

Ending balance:
Individually evaluated for impairment	1,049	6,460	0	1,109	0	0	8,618

Collectively evaluated for impairment	62,226	170,973	24,661	84,011	30,022	10,604	382,497

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	186	960	0	0	0	0	1,146

Collectively evaluated for impairment	7	1,843	0	0	0	0	1,850

December 31, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Ending balance:
Individually evaluated for impairment	$1,004	$634	$0	$0	$0	$0	$1,638

Collectively evaluated for impairment	366	1,365	231	373	195	117	2,647

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	10	354	0	0	0	0	364

Collectively evaluated for impairment	0	19	0	0	0	0	19

Financing Receivables
Ending balance	$67,298	$180,257	$32,460	$85,254	$31,029	$8,257	$404,555

Ending balance:
Individually evaluated for impairment	2,887	5,914	0	997	0	0	9,798

Collectively evaluated for impairment	64,212	170,953	32,460	84,257	31,029	8,257	391,168

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	190	1,279	0	—	0	0	1,469

Collectively evaluated for impairment	9	2,111	0	0	0	0	2,120

The following table outlines the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of March 31, 2012 and December 31, 2011 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$55,710	$57,422	$159,103	$158,142	$24,393	$32,192
Other Assets Especially Mentioned	1,635	1,972	4,971	5,960	0	0
Substandard	5,971	7,758	16,019	16,012	268	268
Doubtful	146	146	143	143	0	0
Loss	0	0	0	0	0	0
Non-rated	6	0	0	0	0	0

Total	$63,468	$67,298	$180,236	$180,257	$24,661	$32,460

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$81,939	$82,030	$29,778	$30,729	$10,554	$8,219
Substandard	3,181	3,224	244	300	50	38

Total	$85,120	$85,254	$30,022	$31,029	$10,604	$8,257

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables outline the Company’s past due and nonaccrual loans as of March 31, 2012 and December 31, 2011 (thousands):

March 31, 2012:

	Past Due Days					Total	90+Days
	30-59	60-89	90+	Total	Current	Financing Receivables	& Accruing	Non- accrual
Commercial	$246	$331	$1,445	$2,022	$61,446	$63,468	$299	$1,362
Commercial Real Estate	427	239	5,344	6,010	174,226	180,236	0	5,747
Agricultural	180	0	30	210	24,451	24,661	0	30
Residential 1-4 Family	837	363	452	1,652	82,814	85,120	13	2,181
Residential Home Equity	43	101	168	312	29,710	30,022	15	242
Consumer	34	—	24	58	10,546	10,604	0	85

Total	$1,767	$1,034	$7,463	$10,264	$383,193	$394,111	$327	$9,647

December 31, 2011:

	Past Due Days					Total	90+Days
	30-59	60-89	90+	Total	Current	Financing Receivables	& Accruing	Non- accrual
Commercial	$263	$1,640	$2,076	$3,979	$63,319	$67,298	$0	$3,406
Commercial Real Estate	393	1,363	4,411	6,167	174,090	180,257	0	5,695
Agricultural	90	0	41	131	32,329	32,460	0	41
Residential 1-4 Family	1,142	431	810	2,383	82,871	85,254	116	2,442
Residential Home Equity	171	99	118	388	30,641	31,029	17	275
Consumer	74	53	119	246	8,011	8,257	0	148

Total	$2,133	$3,586	$7,575	$13,294	$391,261	$404,555	$133	$12,007

The following table represents loans considered impaired at March 31, 2012 and December 31, 2011 and the related allowance for loan losses. Interest income recognized is not materially different than interest income that would have been recognized on a cash basis (thousands):

March 31, 2012:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$755	$818	$0	$806	$0
Commercial real estate	3,716	3,748	0	3,861	31
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	1,109	1,109	0	1,053	5
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
With an allowance recorded:
Commercial	$480	$480	$81	$1,351	$0
Commercial real estate	3,704	3,783	1,543	3,485	0
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
Total:
Commercial	$1,235	$1,298	$81	$2,157	$0
Commercial real estate	7,420	7,531	1,543	7,346	31
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	1,109	1,109	0	1,053	5
Residential- Home equity	0	0	0	0	0
Consumer	0	0	0	0	0

	As of December 31, 2011			For the three months ending March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$856	$894	$0	$1,524	$0
Commercial real estate	4,006	4,112	0	5,351	17
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	997	997	0	1,162	0
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
With an allowance recorded:
Commercial	$2,221	$2,251	$1,014	$751	$0
Commercial real estate	3,187	3,316	988	4,001	0
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
Total:
Commercial	$3,077	$3,145	$1,014	$2,275	$0
Commercial real estate	7,193	7,428	988	9,352	17
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	997	997	0	1,162	0
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0

Interest income recognized is not materially different from cash basis interest.

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment: (dollars in thousands):

Newly classified troubled debt restructurings:

	Three Months Ending March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$62	$59
Residential	1	42	41
Consumer	1	18	17

The above TDRs involved two loans where the term was extended and the monthly payment lowered and another matured residential loan where the term was extended and the monthly payment increased. All TDRs are considered impaired loans.

The Company had no TDR’s modified in the past twelve months that subsequently defaulted in the period ending March 31, 2012.

The Company acquired loans from American National Bank (“ANB”) on March 19, 2010 and its acquisition by merger of Community National Corporation on December 31, 2009. At the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that all contractually required payments would not be collected. ASC 310-30 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses. Loans within the scope of this accounting standard were initially recorded by the Company at fair value. The process of estimating fair value involves estimating the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest. Under this accounting standard, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan in situations where there is reasonable expectation about the timing and amount of cash flows collected. The difference between contractually required payments at acquisition and the cash flows expected at acquisition to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of non-accretable discount (or allowance for loan losses to the extent any had been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the impaired loan portfolio at its carrying amount. Loans subject to this accounting standard are written down to an amount estimated to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans. If a loan, or a pool of loans, deteriorates post acquisition, a provision for loan losses is recorded. Acquired loans subject to this accounting standard are also excluded from the disclosure of loans 90 days or more past due and still accruing interest; however, the Bank’s regulatory reporting instructions require these loans to be reported as past due based upon the borrower’s contractual obligations. Even though substantially all of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2012. The amounts are as follows (thousands):

Commercial	$3,184
Consumer	9

Outstanding balance	$3,193

Carrying amount, net of discount of $552	$2,996

Accretable yield	$65

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2011	$76
Additions	0
Accretion	(11)
Reclassification from nonaccretable difference	0
Disposals	0

Balance at March 31, 2012	$65

Note 4: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	March 31, 2012	December 31, 2011
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	10,310	10,310

Total	$15,310	$15,310

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

As of March 31, 2012 and December 31, 2011, the outstanding principal balance of the Capital Securities was $10,000,000. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 5: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator: Net income	$361	$1,005

Denominator:
Weighted-average common shares outstanding (basic)	3,424,248	3,424,162
Effect of stock options	9,944	24,179

Weighted-average common shares outstanding (diluted)	3,434,192	3,448,341

Earnings per share:
Basic	$.11	$.29

Diluted	$.11	$.29

For the three months ended March 31, 2012 and March 31, 2011, stock options covering 184,600 and 51,000 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 6: Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate (thousands):

	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Financial assets
Cash and cash equivalents	$92,965	$92,965	$0	$0
Available-for-sale securities	154,437	0	154,437	0
Loans including loans held for sale, net	389,501	0	0	405,380
Stock in FRB and FHLB	10,025	0	10,025	0
Earned income receivable	3,104	0	3,104	0
FDIC loss share receivable	1,736	0	0	1,736

Financial liabilities
Deposits	602,963	0	607,003	0
Long-term debt	15,310		9,415	0
Interest payable	202	0	202	0

December 31, 2011:
Financial assets
Cash and cash equivalents	$75,668	$75,668	$0	$0
Available-for-sale securities	139,744	0	139,744	0
Loans including loans held for sale, net	399,801	0	0	411,499
Stock in FRB and FHLB	10,025	0	10,025	0
Earned income receivable	2,948	0	2,948	0
FDIC loss share receivable	1,928	0	0	1,928

Financial liabilities
Deposits	581,383	0	584,573	0
Long-term debt	15,310		9,938	0
Interest payable	202	0	202	0

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Loans, including loans held for sale, net

Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

Stock in FRB and FHLB

Fair value is estimated at book value due to restrictions that limit the sale or transfer of such stock.

FDIC loss share receivable

The carrying amount approximates fair value. The carrying amount is based on future expected losses on loans covered under the loss share agreement with the FDIC.

Earned Income Receivable and Interest Payable

The carrying amount approximates fair value. The carrying amount for interest receivable and interest payable is determined using the interest rate, balance and last payment date. Trust income and commissions receivable is based on trust fee schedules, market value of trust assets and brokerage commission schedules.

Deposits

Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were based on current rates the Bank would offer on similar term deposits. The estimated fair value of demand, NOW, savings and money market deposits is the book value since rates are regularly adjusted to market rates and amounts are payable on demand at the reporting date.

Long-term Debt

Fair value of Federal Home Loan debt is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by FHLB. Fair value of Trust Preferred debt is estimated by discounting the future cash flows using rates of similar trust preferred debt issuances. These rates were obtained from a knowledgeable independent third party and reviewed by the Company.

Note 7: Commitments

Outstanding commitments to extend credit as of March 31, 2012 totaled $89,439,000. Standby letters of credit as of March 31, 2012 totaled $2,027,000.

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2012, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Note 9: Fair Value Measurements

The Company accounts for fair values in accordance with accounting guidance for Fair Value Measurements prescribed under the FASB Accounting Standards Codification. The ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011. (See fair values by type of security in Note 2) (thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Available-for-sale securities	$154,437	$0	$154,437	$0

December 31, 2011:
Available-for-sale securities	$139,744	$0	$139,744	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At March 31, 2012 and December 31, 2011, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. As of December 31, 2011, one impaired loan of approximately $191,000 is secured by equipment. Management has determined fair value measurements based on research of current equipment values.

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and initially recorded at fair value based on current appraised value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, new appraisals are periodically obtained by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Appraisals are reviewed for accuracy and consistency by the Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. OREO is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Impaired loans	$2,915	$0	$0	$2,915
Other real estate owned	840	0	0	840

December 31, 2011:
Impaired loans	$2,647	$0	$0	$2,647
Other real estate owned	2,043	0	0	2,043

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2012:
Impaired loans	$2,915	Market comparable properties	Costs to sell	10%
Other real estate owned	$840	Market comparable properties	Comparability adjustments	Not available

Note 10: Effect of Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which contains amendments explaining further how to measure fair value. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or a financial instrument. The amendments also require disclosures about quantitative information about the unobservable inputs in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective for periods beginning after December 15, 2011. These disclosures are included in the March 31, 2012 financial statements.

The FASB issued Accounting Standards Update No. 2011-05 and 2011-12, which will increase the prominence of other comprehensive income (“OCI”) in the financial statements, no longer allowing OCI to be presented in the Statement of Changes in Equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included this statement in the March 31, 2012 financial statements.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2012 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

May 9, 2012

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2012 was $361,000, or $.11 per share. Net income for the first quarter of 2011 was $1.0 million, or $.29 per share. Net income is down primarily due to a $750,000 increase in the provision for loan losses this quarter, compared to the first quarter of 2011. Additionally, NB&T recognized $789,000 in securities sale gains the same period last year, compared to no securities sales this year.

Net Interest Income

Net interest income was $5.6 million for the first quarter of 2012, compared to $5.9 million for the first quarter of 2011. Net interest margin decreased to 3.46% for the first quarter of 2012, compared to 3.84% for the same quarter last year. The net interest margin decreased primarily due to a change in asset mix from higher-yielding loans to lower-yielding securities largely due to decreased loan demand and increased sales of loans. Average loans, which had an average rate of 5.66%, declined $13.3 million, while average securities, with an average rate of 2.23%, increased $14.6 million in the first quarter of 2012.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2012 was $1.3 million, compared to $550,000 in the same quarter last year. Net charge-offs were $1.4 million in the first quarter of 2012, compared to $758,000 in the first quarter of 2011. Charge-offs in 2012 increased primarily due to the write-off of one commercial loan for approximately $850,000, which was fully reserved for in the previous quarter. The provision for loan losses was increased to add specific loan reserves of approximately $622,000 for two commercial real estate loans where lower sales offers are being negotiated on the real estate properties securing these loans and to add general reserves related to increased charge-off experience. Non-performing loans declined to $10.0 million at March 31, 2012, compared to $12.1 million at December 31, 2011. Approximately $1.6 million of the non-performing loans outstanding at March 31, 2012 are covered under the Company’s FDIC loss share agreement, with the FDIC sharing in 80% of any future losses associated with those loans.

Non-interest Income

Total non-interest income was $2.1 million for the first quarter of 2012, compared to $2.6 million for the first quarter of 2011. Non-interest income for 2011 was higher due to the Company realizing $789,000 in gains on the sale of approximately $23.0 million in securities, partially offset by increased overdraft fees in 2012.

Non-interest Expense

Total non-interest expense was $6.0 million for the first quarter of 2012, compared to $6.6 million for the first quarter of 2011. The decline in expense is to due to an overall focus on expense reduction primarily in the areas of personnel, branch hours, marketing and other processing costs.

Income Taxes

The provision for income taxes for the first quarter of 2012 was $4,000, or 1.1%, compared to $348,000, or 25.7%, for the first quarter of 2011. The lower effective tax rate for the first quarter of 2012 is primarily due to the decrease in taxable income at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company's financial condition during 2012 are as follows (in thousands):

	March 31,	December 31,	2012 Change
	2012	2011	Amount	Percent
Total assets	$697,620	$675,588	$22,032	3.3
Interest-earning deposits	81,290	61,441	19,849	32.3
Federal funds sold	385	366	19	5.2
Loans, net*	389,794	399,801	(10,007)	(2.5)
Securities	154,437	139,744	14,693	10.5
Demand deposits	103,148	97,732	5,416	5.5
Savings, NOW, MMDA deposits	352,515	331,524	20,991	6.3
CD’s $100,000 and over	35,969	36,997	(1,028)	(2.8)
Other time deposits	111,331	115,130	(3,799)	(3.3)
Total deposits	602,963	581,383	21,580	3.7
Long-term borrowings	15,310	15,310	0	0
Stockholders’ equity	70,663	70,790	(127)	(.2)

*	Includes loans held for sale

At March 31, 2012, total assets were $697.6 million, an increase of $22.0 million from December 31, 2011. The increase is primarily attributable to seasonal increases in public fund deposits, which were invested in short-term, interest-earning deposits.

Average total assets increased $17.6 million, or 2.6%, to $702.1 million from the first quarter of 2011. Average total gross loans decreased to $397.0 million, a decrease of $13.3 million from the same quarter last year. The decline is largely the result of decreased loan demand and increased sales of fixed-rate residential mortgage loans into the secondary market. Commercial loan balances declined $3.7 million from the same quarter last year, while home equity and personal loans also declined $1.9 million and $3.6 million, respectively. Most of the decline in loan demand has occurred as borrowers uncertain about current economic conditions choose to reduce their debt. Residential mortgage loans declined $4.0 million in the first quarter of 2012, compared to the same quarter last year, with the Bank’s serviced portfolio for sold mortgage loans increasing $5.5 million to $30.5 million. Lower rates in the secondary mortgage market have led to increased sales of mortgage loans. Average securities balances increased from the same quarter last year to $148.7 million, an increase of $14.6 million. Average interest-earning deposits and federal funds sold increased $19.0 million.

Average total deposit liabilities increased $18.9 million for the first quarter of 2012 to $608.3 million, compared to an average of $589.4 million for the same quarter last year. Average public fund deposits increased $5.8 million for the first quarter of 2012, compared to the first quarter of 2011 as seasonal tax deposits were maintained in interest-bearing accounts. The Company has also experienced growth in transaction and money market accounts and a decline in certificates of deposit as depositors have chosen to keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit.

Allowance for Loan Losses

The following table is a summary of the Company’s loan loss experience for the periods ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31
	2012	2011
Balance at beginning of period	$4,668	$3,714
Charge-offs:
Commercial and industrial	(884)	(4)
Commercial real estate	(296)	(828)
Real estate construction	0	0
Agricultural	0	0
Residential real estate	(181)	(31)
Consumer	(75)	(67)

Total charge-offs	(1,436)	(930)

Recoveries:
Commercial and industrial	1	1
Commercial real estate	9	125
Real estate construction	0	0
Agricultural	1	2
Residential real estate	9	6
Consumer	21	38

Total recoveries	41	172

Net charge-offs	(1,395)	(758)
Provision for loan losses	1,300	550

Balance at end of period	$4,573	$3,506

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Loans accounted for on non-accrual basis	$9,647	$12,007	$10,023
Accruing loans which are past due 90 days	327	133	1,038
Other real estate owned	3,500	3,520	4,658

Total non-performing assets	$13,474	$15,660	$15,719

Troubled debt restructurings, accruing	2,057	2,050	455

Ratios:
Allowance to total loans	1.16%	1.15%	0.86%
Net charge-offs to average loans (annualized)	1.41%	0.34%	0.75%
Non-performing assets to total loans and other real estate owned	3.39%	3.84%	3.91%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific allocations applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to economic conditions. Economic conditions considered include estimated changes in real estate values, unemployment levels, the condition of the agricultural business, and other local economic factors.

During the first quarter of 2012, the Company charged off approximately $850,000 on one commercial loan, which was fully reserved for in the previous quarter. As of March 31, 2012, there was $7.1 million in small business relationships on nonaccrual. Approximately $2.0 million of this amount consisted of two relationships, all secured by commercial real estate or business assets. Several other non-performing commercial loans totaling approximately $923,000 were acquired from ANB, which are covered under the Company’s FDIC loss share agreement with the FDIC sharing in 80% of any future losses on these loans. Non–accrual residential real estate loans totaled $2.2 million with the largest balance being $273,000. In addition, approximately $685,000 were acquired from ANB and are covered under the FDIC loss share agreement. Non-accrual consumer loans totaled $85,000, and home equity credit loans totaled $242,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2012 was 65.4%, compared to 69.6% at December 31, 2011 and 68.6% at the same date in 2011. Loans to total assets were 56.5% at March 31, 2012, compared to 59.9% at December 31, 2011 and 61.2% at the same time last year. At March 31, 2012, the Company had $81.3 million in interest-earning deposits. The Company has $154.4 million in available-for-sale securities that are readily marketable. Approximately 51.7% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 94.0% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At March 31, 2012 and December 31, 2011, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,001	19.20%	$32,918	8.0%	N/A	N/A
Bank	71,770	17.46	32,888	8.0	$41,110	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,428	18.09	16,459	4.0	N/A	N/A
Bank	67,197	16.35	16,444	4.0	24,666	6.0

Tier I Capital (to Average Assets)
Consolidated	74,428	10.66	27,940	4.0	N/A	N/A
Bank	67,197	9.67	27,807	4.0	34,759	5.0

As of December 31, 2011
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,620	19.15%	$33,270	8.0%	N/A	N/A
Bank	71,285	17.16	33,242	8.0	$41,552	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,952	18.02	16,635	4.0	N/A	N/A
Bank	66,617	16.03	16,621	4.0	24,931	6.0

Tier I Capital (to Average Assets)
Consolidated	74,952	11.03	27,185	4.0	N/A	N/A
Bank	66,617	9.87	27,009	4.0	33,762	5.0

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

Goodwill and Other Intangibles—The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by the "Intangibles – Goodwill & Other" topic of the FASB Accounting Standards Codification. Goodwill is subject, at a minimum, to annual tests for impairment. Testing includes evaluating the current market price of the stock versus book value, the current economic value of equity versus current book value, and recent market sales of financial institutions. Based on the review of all three factors, management has concluded goodwill is not impaired. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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

The Bank manages its interest rate risk regularly through its Asset/Liability Committee. The Committee meets on a monthly basis and reviews various asset and liability management information, including but not limited to, the Bank's interest rate risk position, liquidity position, projected sources and uses of funds and economic conditions.

The Bank uses simulation models to manage interest rate risk. In the Bank's simulation models, each asset and liability balance is projected over a two-year horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a monthly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Bank's current one-year simulation model under stable rates indicates increasing yields on interest-earning assets will exceed increasing costs of interest-bearing liabilities. This position could have a positive effect on projected net interest margin over the next twelve months.

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two year period and also for immediate rate shocks. Due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at March 31, 2012, the Bank was within the guidelines established by the Board for net interest income changes for increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes for the 100, 200 and 300 basis points rate changes exceeded the ALCO guidelines due to increasing value of the Bank’s core deposit base. This variance was reviewed by the Board. Because the variance indicates a long-term positive impact, the Board approved the exception at this time.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the simulation modeling. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawals from certificates of deposit may deviate significantly from those assumed in making the risk calculations. The Bank's rate ramp simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Bank has been able to alter the mix of short-and long-term loans and investments, and increase or decrease the emphasis on fixed- and variable-rate products in response to changing market conditions.

	Net Interest Income Change			Economic Value of Equity Change
Rate Ramp	3/31/12	ALCO Guideline		3/31/12	ALCO Guideline
+400	8.20%	±	20%	26.3%	±	30%
+300	6.46	±	15%	22.0	±	20
+200	4.92	±	10	17.4	±	15
+100	3.00	±	5	10.2	±	10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 12a-15e under the Securities Exchange Act of 1934) as of March 31, 2012, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended March 31, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

For a discussion of the Company’ risk factors, please see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 20, 2012, and available at www.sec.gov. These risk factors could materially affect the Company’s business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits

Exhibit Number

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith).

*	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: May 10, 2012	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith).	Included herewith

*	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.