Form 10-Q/A
period 2012-03-31
NB&T FINANCIAL GROUP INC
filed 2012-05-10
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

NB&T Financial Group, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on May 10, 2012, solely to correct a date error on the Report of Independent Registered Public Accounting Firm and a date error on Accountants’ Acknowledgement. On the Report of Independent Registered Public Accounting Firm, the date of the report was originally reported as May 9, 2012 and should have been reported as May 10, 2012. On the Accountants’ Acknowledgement, the date of the Acknowledgement was originally reported as May 9, 2012 and should have been reported as May 10, 2012. In addition, within the body of the Acknowledgement, the date was reported as May XX, 2012 and should have been reported as May 10, 2012. The revised Report of Independent Registered Public Accounting Firm and Exhibit 15, Accountants’ Acknowledgement, are included in this Form 10-Q/A.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q.

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
May 10, 2012

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

5