Form 10-Q
period 2012-06-30
NB&T FINANCIAL GROUP INC
filed 2012-08-09
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 1, 2012, 3,424,814 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2012 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$12,842	$13,861
Interest-bearing deposits	66,928	61,441
Federal funds sold	427	366

Cash and cash equivalents	80,197	75,668

Available-for-sale securities	156,161	139,744
Loans, net of allowance for loan losses of $4,508 and $4,668 at June 30, 2012 and December 31, 2011, respectively	391,992	399,801
Premises and equipment	18,396	18,934
Federal Reserve and Federal Home Loan Bank stock	10,030	10,025
Earned income receivable	2,643	2,948
Goodwill	3,625	3,625
Core deposits and other intangibles	692	831
Bank-owned life insurance	15,727	15,488
Other real estate owned	3,032	3,520
FDIC loss share receivable	1,625	1,928
Other	3,106	3,076

Total assets	$687,226	$675,588

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$102,901	$97,732
Savings, NOW and money market	349,961	331,524
Time	140,117	152,127

Total deposits	592,979	581,383

Long-term debt	15,310	15,310
Interest payable and other liabilities	7,982	8,105

Total liabilities	616,271	604,798

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,274	12,183
Retained earnings	59,375	59,913
Accumulated other comprehensive income	2,802	2,208
Treasury stock, at cost
Common; 2012 – 394,136 shares, 2011 – 395,698 shares	(4,496)	(4,514)

Total stockholders’ equity	70,955	70,790

Total liabilities and stockholders’ equity	$687,226	$675,588

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest and Dividend Income
Loans	$5,356	$6,218	$10,943	$12,258
Securities
Taxable	561	902	1,167	1,921
Tax-exempt	198	70	359	159
Dividends on Federal Home Loan and Federal Reserve Bank stock	110	115	228	232
Deposits with financial institutions	53	43	108	88

Total interest and dividend income	6,278	7,348	12,805	14,658

Interest Expense
Deposits	679	1,053	1,425	2,190
Short-term borrowings	0	0	0	31
Long-term debt	217	217	435	435

Total interest expense	896	1,270	1,860	2,656

Net Interest Income	5,382	6,078	10,945	12,002

Provision for Loan Losses	332	385	1,632	935

Net Interest Income After Provision for Loan Losses	5,050	5,693	9,313	11,067

Noninterest Income
Trust income	269	255	545	519
Service charges on deposits	815	697	1,550	1,296
Other service charges and fees	555	500	1,064	946
Insurance agency commissions	84	100	136	155
Net realized gains (losses) on sales of available-for-sale securities	161	(10)	161	779
Income from bank owned life insurance	120	122	239	241
Other-than-temporary losses on investments:
Total other-than-temporary losses	(35)	0	(35)	0
Portion of losses recognized in other comprehensive income (before taxes)	0	0	0	0

Net impairment losses recognized in earnings	(35)	0	(35)	0
Other	333	233	758	519

Total noninterest income	2,302	1,897	4,418	4,455

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Noninterest Expense
Salaries and employee benefits	$2,698	$3,112	$5,703	$6,212
Net occupancy expense	567	583	1,135	1,215
Equipment expense	348	361	724	747
Data processing fees	430	389	861	786
Professional fees	452	528	867	1,066
Marketing expense	103	155	164	293
Printing, postage and supplies	167	172	332	395
State franchise tax	230	218	450	434
FDIC insurance	125	146	253	367
Amortization of intangibles	68	88	138	178
Net costs of operation of other real estate	227	145	529	425
Other	386	249	659	607

Total non-interest expense	5,801	6,146	11,815	12,725

Income Before Income Tax	1,551	1,444	1,916	2,797

Provision for Income Taxes	396	395	400	743

Net Income	$1,155	$1,049	$1,516	$2,054

Basic Earnings Per Share	$.33	$.31	$.44	$.60

Diluted Earnings Per Share	$.33	$.31	$.44	$.60

Dividends Per Share	$.30	$.30	$.60	$.60

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$1,155	$1,049	$1,516	$2,054

Other comprehensive income (loss), before tax effect:

Unrealized gains on securities available for sale	319	1,043	976	466
Net unrealized gain (loss) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(4)	0	50	0
Reclassification of amount realized in income	(126)	10	(126)	(779)

Other comprehensive income (loss), before tax effect	189	1,053	900	(313)
Tax expense (credit)	63	358	306	(106)

Other comprehensive income (loss)	126	695	594	(207)

Comprehensive Income	$1,281	$1,744	$2,110	$1,847

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$1,516	$2,054
Items not requiring (providing) cash:
Depreciation and amortization	821	876
Provision for loan losses	1,632	935
Amortization of premiums and discounts on securities	1,788	727
Increase in cash surrender value on bank owned life insurance	(239)	(241)
Proceeds from FDIC loss share receivable	303	112
Stock options expense	84	91
Other-than-temporary impairment on available-for-sale securities	35	0
Net realized gains on available-for-sale securities	(161)	(779)
Net changes in:
Loans held for sale	0	405
Other assets and liabilities	1,024	756

Net cash provided by operating activities	6,803	4,936

Investing Activities
Purchases of available-for-sale securities	(40,843)	(70,268)
Proceeds from sales of available-for-sale securities	1,170	23,443
Proceeds from maturities of available-for-sale securities	22,529	43,347
Purchase of Federal Reserve Bank stock	(5)	(4)
Net change in loans	5,452	5,278
Purchases of premises and equipment	(144)	(276)

Net cash provided by (used in) investing activities	(11,841)	1,520

Financing Activities
Net change in:
Deposits	11,596	(3,643)
Short-term borrowings	0	(11,742)
Proceeds from stock options exercised	25	0
Dividends paid	(2,054)	(2,054)

Net cash provided by (used in) financing activities	9,567	(17,439)

Increase (Decrease) in Cash and Cash Equivalents	4,529	(10,983)

Cash and Cash Equivalents, Beginning of Period	75,668	81,751

Cash and Cash Equivalents, End of Period	$80,197	$70,768

Supplemental Cash Flows Information
Interest paid	$1,891	$2,760
Income taxes paid (net of refunds)	380	320
Transfers of loans into other real estate owned	829	396

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company” or “NB&T”) as of June 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the three- and six-month periods ended June 30, 2012 and 2011. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operation to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
June 30, 2012:
U.S. Government sponsored entities	$19,887	$303	$0	$20,190
Mortgage-backed securities:
U.S. Government sponsored entities-residential	92,955	2,347	(51)	95,251
Private label-residential	4,924	198	(159)	4,963
State and political subdivisions	34,150	1,698	(91)	35,757

	$151,916	$4,546	$(301)	$156,161

December 31, 2011:
U.S. Government sponsored entities	$6,321	$113	$0	$6,434
Mortgage-backed securities:
U.S. Government sponsored entities-residential	97,203	2,080	(115)	99,168
Private label-residential	6,997	213	(268)	6,942
State and political subdivisions	25,878	1,322	0	27,200

	$136,399	$3,728	$(383)	$139,744

The amortized cost and fair value of securities available for sale at June 30, 2012, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$2,570	$2,591
One to five years	10,037	10,292
Five to ten years	14,258	14,847
After ten years	27,172	28,217

	54,037	55,947
Mortgage-backed securities	97,879	100,214

Totals	$151,916	$156,161

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $77,314,000 at June 30, 2012, and $76,915,000 at December 31, 2011.

Gross gains of $161,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the first six months of 2012. Gross gains of $789,000 and gross losses of $10,000 resulting from sales of available-for-sale securities were realized during the first six months of 2011. Gross gains and losses are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2012
Mortgage-backed securities:
U.S. Government sponsored entities-residential	$7,766	$(51)	$0	$0	$7,766	$(51)
Private label-residential	0	0	542	(159)	542	(159)
Municipal securities	7,009	(91)	0	0	7,009	(91)

Total Securities	$14,775	$(142)	$542	$(159)	$15,317	$(301)

December 31, 2011
Mortgage-backed securities:
U.S. Government sponsored entities-residential	$22,560	$(115)	$0	$0	$22,560	$(115)
Private label-residential	1,364	(24)	525	(244)	1,889	(268)

Total Securities	$23,924	$(139)	$525	$(244)	$24,449	$(383)

The unrealized losses on securities outstanding 12 months or more of $159,000 at June 30, 2012 were due to one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. Although the fair value of this security improved in the last six months, as a result of management’s review of the underlying collateral performance and estimate of projected future cash flows, the Company recognized an other-than- temporary impairment charge of $35,000 during the second quarter of 2012 and $200,000 in prior periods.

In the second quarter of 2012, approximately $13,000 of losses were realized on this security with total realized losses through June 30, 2012 totaling approximately $104,000. These losses were in line with prior period loss projections.

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2012 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at June 30, 2012.

	Default Rate	Severity
Alt-A	21.7%	63.7%

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

Accumulated Credit Losses 2012
Credit losses on debt securities held
Balance, beginning of period	$(118)
Additions related to other-than-temporary losses not previously recognized	(35)
Reductions related to losses realized which were previously recognized	19

Balance, end of period	$(134)

Note 3:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2012	December 31, 2011
Net unrealized gain on available-for-sale securities	$4,404	$3,589
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(159)	(244)

	4,245	3,345
Tax effect	1,443	1,137

Net-of-tax amount	$2,802	$2,208

Note 4:	Loans and Allowance for Loan Losses

	June 30, 2012	December 31, 2011

Categories of loans include (thousands):

Commercial and industrial	$60,401	$67,298
Real estate construction	4,777	1,064
Commercial real estate	179,296	179,556
Agricultural	28,464	32,460
Residential real estate	115,355	115,920
Consumer	8,228	8,257

Total loans	396,521	404,555

Less: Net deferred loan fees, premiums and discounts	(21)	(86)
Allowance for loan losses	(4,508)	(4,668)

Net loans	$391,992	$399,801

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

Residential and Consumer

Residential and consumer loans consist of two segments – residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

For all loan portfolio segments except residential and consumer loans, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges off residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due and charge-down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. Generally, most impaired loans, except for certain troubled debt restructurings, are on nonaccrual.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In the second quarter of 2012, NB&T adopted a new methodology for determining the allowance for loan losses. The new methodology involves use of a calculation model, which allows management to analyze key loan –level data for both impaired and non-impaired loans and apply risk factors to the general reserves based on a loan’s past due status and risk rating. In addition, the model uses the borrower’s address and applies unemployment rate risk factors based on the state of residence. The most significant change between the prior methodology and the current methodology is in the agricultural segment of the portfolio. This segment has had very little historical loss, which is now being applied to the segment. In the prior methodology, the historical loss percentages for commercial and industrial loans were applied to the agricultural segment. The change resulted in a reallocation of the general reserves for that segment of approximately $400,000.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on two principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; and (2) estimated losses attributable to loan risk ratings and current unemployment rates. Management believes the one-to-three year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

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

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In this scenario, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Company reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regard to determination of the amount of the allowance for credit losses, troubled debt restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

The following tables present a breakdown of the allowance for loan losses for the three-month and six-month periods ended June 30, 2012 and 2011 (dollars in thousands):

Three Months Ended June 30, 2012

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$658	$2,732	$493	$366	$164	$160	$4,573

Charge-offs	0	(375)	0	(39)	(18)	(4)	(436)

Recoveries	0	11	1	1	2	24	39

Provision	106	632	(418)	32	76	(96)	332

Ending Balance	$764	$3,000	$76	$360	$224	$84	$4,508

Three Months Ended June 30, 2011

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$588	$1,943	$152	$478	$227	$118	$3,506

Charge-offs	0	(261)	0	(106)	(40)	(44)	(451)

Recoveries	12	8	1	1	1	12	35

Provision	201	32	1	104	13	34	385

Ending Balance	$801	$1,722	$154	$477	$201	$120	$3,475

Six Months Ended June 30, 2012

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,380	$2,372	$231	$373	$195	$117	$4,668

Charge-offs	(884)	(671)	0	(138)	(100)	(79)	(1,872)

Recoveries	1	20	2	2	10	45	80

Provision	267	1,279	(157)	123	119	1	1,632

Ending Balance	$764	$3,000	$76	$360	$224	$84	$4,508

Six Months Ended June 30, 2011

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$474	$2,057	$184	$528	$337	$134	$3,714

Charge-offs	(4)	(1,089)	0	(134)	(43)	(111)	(1,381)

Recoveries	13	133	3	6	2	50	207

Provision	318	621	(33)	77	(95)	47	935

Ending Balance	$801	$1,722	$154	$477	$201	$120	$3,475

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of June 30, 2012 and December 31, 2011 (thousands):

June 30, 2012:

	Commercial Real Estate	Commercial	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$213	$1,313	$3	$2	$0	$0	$1,531

Collectively evaluated for impairment	551	1,370	73	358	224	84	2,660

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	0	267	0	0	0	0	267

Collectively evaluated for impairment	0	50	0	0	0	0	50

Financing Receivables
Ending balance	$60,401	$183,653	$28,464	$85,936	$29,839	$8,228	$396,521

Ending balance:
Individually evaluated for impairment	3,809	6,783	65	1,115	39	16	11,827

Collectively evaluated for impairment	56,404	173,975	28,399	84,821	29,800	8,212	381,611

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	188	913	0	0	0	0	1,101

Collectively evaluated for impairment	0	1,982	0	0	0	0	1,982

December 31, 2011:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$1,004	$634	$0	$0	$0	$0	$1,638

Collectively evaluated for impairment	366	1,365	231	373	195	117	2,647

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	10	354	0	0	0	0	364

Collectively evaluated for impairment	0	19	0	0	0	0	19

Financing Receivables
Ending balance	$67,298	$180,257	$32,460	$85,254	$31,029	$8,257	$404,555

Ending balance:
Individually evaluated for impairment	2,887	5,914	0	997	0	0	9,798

Collectively evaluated for impairment	64,212	170,953	32,460	84,257	31,029	8,257	391,168

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	190	1,279	0	0	0	0	1,469

Collectively evaluated for impairment	9	2,111	0	0	0	0	2,120

The following table outlines the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of June 30, 2012 and December 31, 2011 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$50,087	$57,422	$162,123	$158,142	$28,203	$32,192
Other Assets Especially Mentioned	1,295	1,972	6,476	5,960	0	0
Substandard	8,857	7,758	14,911	16,012	261	268
Doubtful	146	146	143	143	0	0
Loss	0	0	0	0	0	0
Non-rated	16	0	0	0	0	0

Total	$60,401	$67,298	$183,653	$180,257	$28,464	$32,460

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$82,890	$82,030	$29,681	$30,729	$8,160	$8,219
Substandard	3,046	3,224	158	300	68	38

Total	$85,936	$85,254	$29,839	$31,029	$8,228	$8,257

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables outline the Company’s past due and nonaccrual loans as of June 30, 2012 and December 31, 2011 (thousands):

June 30, 2012:

	Past Due Days					Total	90+ Days
	30-59	60-89	90+	Total	Current	Financing Receivables	& Accruing	Non- accrual
Commercial	$2,830	$205	$1,342	$4,377	$56,024	$60,401	$0	$3,998
Commercial Real Estate	563	277	4,695	5,535	178,118	183,653	0	6,106
Agricultural	51	159	81	291	28,173	28,464	16	65
Residential 1-4 Family	798	84	705	1,587	84,349	85,936	134	1,574
Residential Home Equity	5	19	120	144	29,695	29,839	15	154
Consumer	175	5	8	188	8,040	8,228	0	65

Total	$4,422	$749	$6,951	$12,122	$384,399	$396,521	$165	$11,962

December 31, 2011:

	Past Due Days					Total	90+ Days
	30-59	60-89	90+	Total	Current	Financing Receivables	& Accruing	Non- accrual
Commercial	$263	$1,640	$2,076	$3,979	$63,319	$67,298	$0	$3,406
Commercial Real Estate	393	1,363	4,411	6,167	174,090	180,257	0	5,695
Agricultural	90	0	41	131	32,329	32,460	0	41
Residential 1-4 Family	1,142	431	810	2,383	82,871	85,254	116	2,442
Residential Home Equity	171	99	118	388	30,641	31,029	17	275
Consumer	74	53	119	246	8,011	8,257	0	148

Total	$2,133	$3,586	$7,575	$13,294	$391,261	$404,555	$133	$12,007

The following table represents loans considered impaired at June 30, 2012 and December 31, 2011 and the related allowance for loan losses. Interest income recognized is not materially different than interest income that would have been recognized on a cash basis (thousands):

				For the three months ended June 30, 2012		For the six months ended June 30, 2012
June 30, 2012:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,032	$1,270	$0	$894	$0	$881	$0
Commercial real estate	4,027	4,252	0	3,871	30	3,916	64
Agricultural	30	41	0	15	0	10	0
Residential-1 to 4 Family	1,035	1,139	0	1,072	9	1,047	25
Residential-Home equity	39	41	0	20	0	13	0
Consumer	16	16	0	8	0	5	0
With an allowance recorded:
Commercial	$2,965	$3,016	$213	$1,723	$0	$1,889	$0
Commercial real estate	3,669	3,750	1,580	3,726	0	3,546	0
Agricultural	35	35	3	18	0	12	0
Residential-1 to 4 Family	80	80	2	40	0	27	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$3,997	$4,286	$213	$2,617	$0	$2,770	$0
Commercial real estate	7,696	8,002	1,580	7,597	30	7,462	64
Agricultural	65	76	3	33	0	22	0
Residential-1 to 4 Family	1,115	1,219	2	1,112	9	1,074	25
Residential-Home equity	39	41	0	20	0	13	0
Consumer	16	16	0	8	0	5	0

	As of December 31, 2011			For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$856	$894	$0	$1,025	$0	$920	$0
Commercial real estate	4,006	4,112	0	3,970	0	3,706	17
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	997	997	0	1,158	0	1,160	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
With an allowance recorded:
Commercial	$2,221	$2,251	$1,014	$1,152	$0	$832	$0
Commercial real estate	3,187	3,316	988	1,229	0	1,713	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0	0	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$3,077	$3,145	$1,014	$2,177	$0	$1,752	$0
Commercial real estate	7,193	7,428	988	5,199	0	5,419	17
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	997	997	0	1,158	0	1,160	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0

Interest income recognized is not materially different from cash basis interest.

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment: (dollars in thousands):

Newly classified troubled debt restructurings:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Outstanding Recorded Investment		Number of Contracts	Outstanding Recorded Investment
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial	0	$0	$0	1	$62	$25
Commercial real estate	1	19	19	1	19	19
Residential	1	116	80	2	158	119

Consumer	0	0	0	1	18	16

The following table provides information on how restructured loans were modified during the three-and six-month periods ended June 30, 2012 (in thousands):

	June 30, 2012
	Three Months Ended		Six Months Ended
	Recorded Investment	Amount charged off	Recorded Investment	Amount charged off
Extended Maturities	$19	$0	$75	$0

Adjusted Interest Rates	0	0	0	0

Lowered payment	0	0	25	0

Reduced principal and lowered interest rate	80	36	89	36

The allowance for loan losses was not increased for any of the above restructured loans.

All TDRs are considered impaired loans. The Company had the following TDR’s modified in the past twelve months that subsequently defaulted during the quarterly and year-to-date periods (dollars in thousands):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential	1	$95	1	$95

The allowance for loan losses on the above restructured loan is based on the present value of future expected cash flows and takes into account the past due payments.

The Company acquired loans from American National Bank (“ANB”) on March 19, 2010 and by its acquisition by merger of Community National Corporation on December 31, 2009. At the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that all contractually required payments would not be collected. ASC 310-30 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses. Loans within the scope of this accounting standard were initially recorded by the Company at fair value. The process of estimating fair value involves estimating the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest. Under this accounting standard, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan in situations where there is reasonable expectation about the timing and amount of cash flows collected. The difference between contractually required payments at acquisition and the cash flows expected at acquisition to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of non-accretable discount (or allowance for loan losses to the extent any had been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the impaired loan portfolio at its carrying amount. Loans subject to this accounting standard are written down to an amount estimated to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans. If a loan, or a pool of loans, deteriorates post acquisition, a provision for loan losses is recorded. Acquired loans subject to this accounting standard are also excluded from the disclosure of loans 90 days or more past due and still accruing interest; however, the Bank’s regulatory reporting instructions require these loans to be reported as past due based upon the borrower’s contractual obligations. Even though substantially all of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2012. The amounts are as follows (thousands):

Commercial	$3,969
Consumer	9

Outstanding balance	$3,978

Carrying amount, net of discount of $423	$2,573

Accretable yield	$67

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2011	$76
Additions	0
Accretion	(9)
Reclassification from non-accretable difference	0
Disposals	0

Balance at June 30, 2012	$67

Note 5:	Long-Term Debt

Long-term debt consisted of the following components (thousands):

	June 30, 2012	December 31, 2011

Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	10,310	10,310

Total	$15,310	$15,310

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

As of June 30, 2012 and December 31, 2011, the outstanding principal balance of the Capital Securities was $10,000,000. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 6:	Commitments

Outstanding commitments to extend credit as of June 30, 2012 totaled $73,525,000. Standby letters of credit as of June 30, 2012 totaled $2,002,000.

Note 7:	Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,155	$1,049	$1,516	$2,054

Denominator:
Weighted-average common shares outstanding (basic)	3,424,814	3,424,162	3,424,531	3,424,162
Effect of stock options	6,633	12,101	8,136	19,275

Weighted-average common shares outstanding (diluted)	3,431,447	3,436,263	3,432,667	3,443,437

Earnings per share:
Basic	$.33	$.31	$.44	$.60

Diluted	$.33	$.31	$.44	$.60

For the three and six months ended June 30, 2012, stock options covering 223,767 and 191,600 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For both the three and six months ended June 30, 2011, stock options covering 118,700 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 8:	Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2012, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Available-for-Sale Securities

The fair value of available-for-sale securities is determined by various valuation methodologies. Level 2 securities include U.S. Government agencies, mortgage-backed securities, and obligations of political and state subdivisions. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011. (See fair values by type of security in Note 2) (thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Available-for-sale securities	$156,161	$0	$156,161	$0

December 31, 2011:
Available-for-sale securities	$139,744	$0	$139,744	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At June 30, 2012 and December 31, 2011, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. NB&T also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Impaired loans Other real estate owned	$1,346 920	$0 0	$0 0	$1,346 920

December 31, 2011:
Impaired loans Other real estate owned	$2,647 2,043	$0 0	$0 0	$2,647 2,043

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2012:
Impaired loans	$1,346	Market comparable properties	Costs to sell	10%

Other real estate owned	$920	Market comparable properties	Comparability adjustments	Not available

The following table presents estimated fair values of the Company’s other financial instruments recognized in the accompanying balance sheets at amounts other than fair value and the level within the fair value hierarchy in which the fair value measurements fall. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate (thousands):

	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Financial assets
Cash and cash equivalents	$80,197	$80,197	$0	$0
Loans including loans held for sale, net	391,992	0	0	401,147
Stock in FRB and FHLB	10,030	0	10,030	0
Earned income receivable	2,643	0	2,643	0
FDIC loss share receivable	1,625	0	0	1,625
Financial liabilities
Deposits	592,979	0	595,902	0
Long-term debt	15,310	0	9,825	0
Interest payable	171	0	171	0

December 31, 2011:
Financial assets
Cash and cash equivalents	$75,668	$75,668	$0	$0
Loans including loans held for sale, net	399,801	0	0	411,499
Stock in FRB and FHLB	10,025	0	10,025	0
Earned income receivable	2,948	0	2,948	0
FDIC loss share receivable	1,928	0	0	1,928
Financial liabilities
Deposits	581,383	0	584,573	0
Long-term debt	15,310	0	9,938	0
Interest payable	202	0	202	0

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Loans, net

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

Long-term Debt

Fair value of Federal Home Loan debt is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by the FHLB. Fair value of Trust Preferred debt is estimated by discounting the future cash flows using rates of similar trust preferred debt issuances. These rates were obtained from a knowledgeable independent third party and reviewed by the Company.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2012 and December 31, 2011, the fair value of commitments was not material.

Note 10:	Effect of Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which contains amendments explaining further how to measure fair value. The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or a financial instrument. The amendments also require disclosures about quantitative information about the unobservable inputs in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective for periods beginning after December 15, 2011. These disclosures are included in the June 30, 2012 financial statements.

The FASB issued Accounting Standards Update No. 2011-05 and 2011-12, which will increase the prominence of other comprehensive income (“OCI”) in the financial statements, no longer allowing OCI to be presented in the Statement of Changes in Equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included this statement in the June 30, 2012 financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 regarding the testing for goodwill impairment. Under the revised standard, an entity will be allowed to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective on annual or interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of this standard has not had a material effect on the Company’s financial statements.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2012 and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2012

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2012 was $1.2 million, or $.33 per share, compared to net income for the second quarter of 2011 of $1.0 million, or $.31 per share. Net income increased primarily due to recognition of $161,000 in securities sale gains, compared to $10,000 in securities sale losses in the second quarter of last year. Net income for the first six months of 2012 was $1.5 million, or $.44 per share, compared to $2.1 million, or $.60 per share, for the same period in 2011.

Net Interest Income

Net interest income was $5.4 million for the second quarter of 2012, compared to $6.1 million for the second quarter of 2011. Net interest margin decreased to 3.38% for the second quarter of 2012, compared to 3.95% for the same quarter last year. The net interest margin decreased primarily due to a change in asset mix from higher-yielding loans to lower-yielding securities. Average loans, which had an average rate of 5.47%, declined $14.7 million, while average overnight investments and securities, with an average rate of 1.50%, increased $38.3 million in the second quarter of 2012. Net interest income for the first half of 2012 was $10.9 million, compared to $12.0 million for the first half of 2011.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2012 was $332,000, compared to $385,000 in the same quarter last year. Net charge-offs were $397,000 in the second quarter of 2012, compared to $415,000 in the second quarter of 2011. The provision for loan losses was $1.6 million and $935,000 for the six month periods ended June 30, 2012 and 2011, respectively. Year to date net charge-offs for 2012 were $1.8 million, compared to $416,000 for the first six months of 2011. Charge-offs in 2012 increased primarily due to the write-off of one commercial loan for approximately $850,000, which was fully reserved for at the previous year end. The provision for loan losses was also increased to add specific loan reserves of approximately $622,000 for two commercial real estate loans where management has estimated lower valuations on the real estate securing these loans and to add general reserves related to increased charge-off experience. Non-performing loans were $12.1 million at both June 30, 2012 and December 31, 2011. The June 30, 2012 non-performing loans include a $3.2 million loan relationship put on non-accrual status during the quarter. The borrower’s financial condition has weakened and its working capital line has matured. The borrower and NB&T are currently developing a workout plan. Approximately $727,000 of the non-performing loans outstanding at June 30, 2012 are covered under the Company’s FDIC loss share agreement, with the FDIC sharing in 80% of any future losses associated with those loans.

Non-interest Income

Total non-interest income was $2.3 million for the second quarter of 2012, compared to $1.9 million for the second quarter of 2011. Non-interest income for 2012 was higher due to recognition of $161,000 in securities sale gains, compared to $10,000 in securities sale losses in the second quarter of last year. In addition, overdraft fees have increased in 2012. In the second quarter of 2012, the Bank recognized an additional other-than-temporary impairment loss of $35,000 on one of its private-label mortgage-backed securities. Non-interest income for the first six months of 2012 was $4.4 million, compared to $4.5 million for the same period last year.

Non-interest Expense

Total non-interest expense was $5.8 million for the second quarter of 2012, compared to $6.1 million for the second quarter of 2011. The decline in expense is to due to overall expense reduction primarily in the areas of personnel, benefit costs, branch hours, professional fees, marketing and other processing costs, partially offset by an increase in costs of operation of other real estate. For the first six months of 2012, total non-interest expense was $11.8 million, compared to $12.7 million for the same period in 2011.

Income Taxes

The provision for income taxes for the second quarter of 2012 was $396,000, or 25.5% effective rate, compared to $395,000, or 27.4% effective rate, for the second quarter of 2011. The provision for income taxes for the first half of 2012 was $400,000, or 20.9% effective rate, compared to $743,000, or 26.6% effective rate for the same period last year. The lower effective tax rate for the first half of 2012 is primarily due to the decrease in taxable income at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2012 are as follows (in thousands):

			2012 Change
	June 30, 2012	December 31, 2011	Amount	Percent
Total assets	$687,226	$675,588	$11,638	1.7
Interest-earning deposits	66,928	61,441	5,487	8.9
Federal funds sold	427	366	61	16.7
Loans, net	391,992	399,801	(7,809)	(2.0)
Securities	156,161	139,744	16,417	11.8
Demand deposits	102,901	97,732	5,169	5.3
Savings, NOW, MMDA deposits	349,961	331,524	18,437	5.6
CD’s $100 and over	33,253	36,997	(3,744)	(10.1)
Other time deposits	106,864	115,130	(8,266)	(7.2)
Total deposits	592,979	581,383	11,596	2.0
Long-term borrowings	15,310	15,310	0	0
Stockholders’ equity	70,955	70,790	165	.2

At June 30, 2012, total assets were $687.2 million, an increase of $11.6 million from December 31, 2011. The increase is primarily attributable to increases in retail savings and money market deposits, which were invested in short-term, interest-earning deposits and investment securities. Loans declined $7.8 million from December 31, 2011. The decline is largely the result of decreased loan demand and increased sales of fixed-rate residential mortgage loans into the secondary market. Most of the decline in loan demand has occurred as borrowers uncertain about current economic conditions choose to reduce their debt. Lower rates in the secondary mortgage market have led to increased sales of mortgage loans.

Total deposit liabilities increased $11.6 million during the year. The Company has experienced growth in transaction, savings and money market accounts and a decline in certificates of deposit as depositors have chosen to keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit.

Allowance for Loan Losses

The Company’s loan loss experience for the periods ended June 30, 2012 and 2011 is outlined in Note 4 of the financial statements.

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Loans accounted for on non-accrual basis	$11,962	$12,007	$11,452
Accruing loans which are past due 90 days	165	133	1,049
Other real estate owned	3,032	3,520	4,175

Total non-performing assets	$15,159	$15,660	$16,676

Troubled debt restructurings, accruing	$2,416	$2,050	$452

Ratios:
Allowance to total loans	1.14%	1.15%	0.85%
Net charge-offs to average loans (annualized)	.91%	0.34%	0.58%
Non-performing assets to total loans and other real estate owned	3.79%	3.84%	4.15%

The allowance is maintained to absorb losses in the portfolio. Management’s determination of the adequacy of the allowance is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb possible loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the allowance. Recoveries on loans previously charged off are added to the allowance.

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific allocations applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to current unemployment rates.

During the second quarter of 2012, the Company charged off approximately $268,000 on one commercial real estate loan where the borrower filed bankruptcy. The loan was charged down to the appraised value of the property securing the loan. In addition, in the first quarter of 2012, the Company charged off approximately $850,000 on one commercial loan, which was fully reserved for in the previous year. As of June 30, 2012, there was $10.1 million in small business relationships on nonaccrual. Approximately $5.1 million of this amount consisted of four relationships, all secured by commercial real estate or business assets. In addition, approximately $1.2 million of loans were acquired from ANB and are covered under the FDIC loss share agreement. Non–accrual residential real estate loans totaled $1.6 million, with the largest balance being $268,000. In addition, approximately $675,000 of loans were acquired from ANB and are covered under the FDIC loss share agreement. Non-accrual agricultural loans totaled $65,000, consumer loans totaled $65,000, and home equity credit loans totaled $154,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at June 30, 2012 was 66.9%, compared to 69.6% at December 31, 2011 and 70.3% at the same date in 2011. Loans to total assets were 57.7% at June 30, 2012, compared to 59.9% at December 31,

2011 and 60.5% at the same time last year. At June 30, 2012, the Company had $66.9 million in interest-earning deposits. The Company has $156.2 million in available-for-sale securities that are readily marketable. Approximately 49.5% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 94.4% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At June 30, 2012 and December 31, 2011, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,170	19.20%	$32,918	8.0%	N/A	N/A
Bank	73,079	17.74	32,955	8.0	$41,194	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,662	18.11	16,459	4.0	N/A	N/A
Bank	68,571	16.65	16,478	4.0	24,717	6.0

Tier I Capital (to Average Assets)
Consolidated	74,662	10.80	27,662	4.0	N/A	N/A
Bank	68,574	9.98	27,495	4.0	34,369	5.0

As of December 31, 2011
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,620	19.15%	$33,270	8.0%	N/A	N/A
Bank	71,285	17.16	33,242	8.0	$41,552	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,952	18.02	16,635	4.0	N/A	N/A
Bank	66,617	16.03	16,621	4.0	24,931	6.0

Tier I Capital (to Average Assets)
Consolidated	74,952	11.03	27,185	4.0	N/A	N/A
Bank	66,617	9.87	27,009	4.0	33,762	5.0

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

Fair Value of Securities – The Company uses the Fair Value Measurements prescribed under the FASB Accounting Standards Codification to value its securities. The ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two-year period and also for immediate rate shocks. Due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at June 30, 2012, the Bank was within the guidelines established by the Board for net interest income changes for increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes for the 200 and 300 basis points rate changes exceeded the ALCO guidelines due to increasing value of the Bank’s core deposit base. This variance was reviewed by the Board. Because the variance indicates a long-term positive impact, the Board approved the exception at this time.

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

	Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	6/30/12	ALCO Guideline	6/30/12	ALCO Guideline
+ 400	8.22%	± 20%	23.9%	± 30%
+ 300	6.84	± 15%	20.6	± 20
+ 200	5.27	± 10	16.3	± 15
+ 100	3.23	± 5	9.6	± 10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) as of June 30, 2012, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended June 30, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits

Exhibit Number

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three months and six month ended June 30, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

*	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 9, 2012	/s/ Craig F. Fortin

Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).	Included herewith

*	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.