Form 10-Q
period 2012-09-30
NB&T FINANCIAL GROUP INC
filed 2012-11-08
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 1, 2012, 3,423,006 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September 30, 2012 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$10,010	$13,861
Interest-bearing deposits	69,535	61,441
Federal funds sold	394	366

Cash and cash equivalents	79,939	75,668

Available-for-sale securities	137,998	139,744
Loans held for sale	140	0
Loans, net of allowance for loan losses of $6,135 and $4,668 at September 30, 2012 and December 31, 2011, respectively	393,761	399,801
Premises and equipment	18,385	18,934
Federal Reserve and Federal Home Loan Bank stock	10,030	10,025
Earned income receivable	3,078	2,948
Goodwill	3,625	3,625
Core deposits and other intangibles	624	831
Bank-owned life insurance	15,527	15,488
Other real estate owned	2,196	3,520
FDIC loss share receivable	1,609	1,928
Other	2,926	3,076

Total assets	$669,838	$675,588

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$104,816	$97,732
Savings, NOW and money market	343,871	331,524
Time	127,661	152,127

Total deposits	576,348	581,383

Long-term debt	15,310	15,310
Interest payable and other liabilities	7,027	8,105

Total liabilities	598,685	604,798

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,401	12,183
Retained earnings	59,621	59,913
Accumulated other comprehensive income	2,742	2,208
Treasury stock, at cost
Common; 2012 – 395,944 shares, 2011 – 395,698 shares	(4,611)	(4,514)

Total stockholders’ equity	71,153	70,790

Total liabilities and stockholders’ equity	$669,838	$675,588

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and Dividend Income
Loans	$5,325	$5,856	$16,267	$18,114
Securities
Taxable	490	739	1,657	2,660
Tax-exempt	226	89	585	248
Dividends on Federal Home Loan and Federal Reserve Bank stock	110	105	338	337
Deposits with financial institutions	46	40	155	128

Total interest and dividend income	6,197	6,829	19,002	21,487

Interest Expense
Deposits	567	861	1,993	3,051
Short-term borrowings	0	0	0	31
Long-term debt	182	218	616	653

Total interest expense	749	1,079	2,609	3,735

Net Interest Income	5,448	5,750	16,393	17,752
Provision for Loan Losses	1,973	475	3,605	1,410

Net Interest Income After Provision for Loan Losses	3,475	5,275	12,788	16,342

Noninterest Income
Trust income	287	256	832	775
Service charges on deposits	842	811	2,391	2,107
Other service charges and fees	512	504	1,576	1,451
Insurance agency commissions	114	185	250	340
Net realized gains on sales of available-for-sale securities	1,013	421	1,174	1,200
Income from bank owned life insurance	121	124	360	366
Death benefit in excess of life insurance cash value	359	0	359	0
Other-than-temporary losses on investments:
Total other-than-temporary losses	0	0	(35)	0
Portion of losses recognized in other comprehensive income (before taxes)	0	0	0	0

Net impairment losses recognized in earnings	0	0	(35)	0
Other	742	268	1,501	785

Total noninterest income	3,990	2,569	8,408	7,024

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Noninterest Expense
Salaries and employee benefits	$2,826	$3,164	$8,529	$9,376
Net occupancy expense	561	594	1,697	1,810
Equipment expense	363	362	1,087	1,108
Data processing fees	436	405	1,297	1,191
Professional fees	380	404	1,247	1,470
Marketing expense	175	162	339	455
Printing, postage and supplies	159	254	491	649
State franchise tax	228	179	678	613
FDIC insurance	136	133	388	500
Amortization of intangibles	68	87	207	265
Net costs of operation of other real estate	237	196	767	622
Other	365	342	1,022	948

Total non-interest expense	5,934	6,282	17,749	19,007

Income Before Income Tax	1,531	1,562	3,447	4,359
Provision for Income Taxes	257	432	657	1,175

Net Income	$1,274	$1,130	$2,790	$3,184

Basic Earnings Per Share	$.37	$.33	$.81	$.93

Diluted Earnings Per Share	$.37	$.33	$.81	$.93

Dividends Per Share	$.30	$.30	$.90	$.90

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,274	$1,130	$2,790	$3,184
Other comprehensive income (loss), before tax effect:
Unrealized gains on securities available for sale	866	1,632	1,842	2,097
Net unrealized gain on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	56	0	106	0
Reclassification of amount realized in income	(1,013)	(421)	(1,139)	(1,200)

Other comprehensive income (loss), before tax effect	(91)	1,211	809	897
Tax expense (credit)	(31)	412	275	305

Other comprehensive income (loss)	(60)	799	534	592

Comprehensive Income	$1,214	$1,929	$3,324	$3,776

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$2,790	$3,184
Items not requiring (providing) cash:
Depreciation and amortization	1,225	1,310
Provision for loan losses	3,605	1,410
Amortization of premiums and discounts on securities	2,689	1,463
Increase in cash surrender value on bank owned life insurance	(360)	(365)
Death benefit in excess of life insurance cash value	(359)	0
Proceeds from FDIC loss share receivable	319	112
Stock options expense	135	132
Other-than-temporary impairment on available-for-sale securities	35	0
Net realized gains on available-for-sale securities	(1,174)	(1,200)
Net changes in:
Loans held for sale	(140)	384
Other assets and liabilities	717	1,919

Net cash provided by operating activities	9,482	8,349

Investing Activities
Purchases of available-for-sale securities	(51,236)	(96,685)
Proceeds from sales of available-for-sale securities	14,845	31,021
Proceeds from maturities of available-for-sale securities	37,396	54,691
Purchase of Federal Reserve Bank stock	(5)	(4)
Proceeds from death benefit on bank owned life insurance	680	0
Net change in loans	1,709	9,180
Purchases of premises and equipment	(469)	(417)

Net cash provided by (used in) investing activities	2,920	(2,214)

Financing Activities
Net change in:
Deposits	(5,035)	(7,892)
Short-term borrowings	0	(11,604)
Proceeds from stock options exercised	52	0
Purchase of treasury shares	(251)	0
Proceeds from sale of treasury shares	185	0
Dividends paid	(3,082)	(3,081)

Net cash used in financing activities	(8,131)	(22,667)

Increase (Decrease) in Cash and Cash Equivalents	4,271	(16,532)
Cash and Cash Equivalents, Beginning of Period	75,668	81,751

Cash and Cash Equivalents, End of Period	$79,939	$65,219

Supplemental Cash Flows Information
Interest paid	$2,689	$3,881
Income taxes paid (net of refunds)	650	698
Transfers of loans into other real estate owned	829	2,328

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company” or “NB&T”) as of September 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the three- and nine-month periods ended September 30, 2012 and 2011. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
September 30, 2012:
U.S. Government sponsored entities	$19,778	$467	$0	$20,245
Mortgage-backed securities:
U.S. Government sponsored entities-residential	75,247	1,640	(39)	76,848
Private label-residential	4,412	155	(103)	4,464
State and political subdivisions	34,407	2,043	(9)	36,441

	$133,844	$4,305	$(151)	$137,998

December 31, 2011:
U.S. Government sponsored entities	$6,321	$113	$0	$6,434
Mortgage-backed securities:
U.S. Government sponsored entities-residential	97,203	2,080	(115)	99,168
Private label-residential	6,997	213	(268)	6,942
State and political subdivisions	25,878	1,322	0	27,200

	$136,399	$3,728	$(383)	$139,744

The amortized cost and fair value of securities available for sale at September 30, 2012, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$2,566	$2,581
One to five years	9,988	10,265
Five to ten years	13,406	14,157
After ten years	28,225	29,683

	54,185	56,686
Mortgage-backed securities	79,659	81,312

Totals	$133,844	$137,998

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $76,705,000 at September 30, 2012, and $76,915,000 at December 31, 2011.

Gross gains of $1,013,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the third quarter of 2012. During the third quarter of 2011, gross gains of $421,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized.

Gross gains of $1,174,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the first nine months of 2012. During the first nine months of 2011, gross gains of $1,210,000 and gross losses of $10,000 were realized on the sale of available-for-sale securities. Gross gains and losses are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2012
Mortgage-backed securities:
U.S. Government sponsored entities-residential	$3,423	$(29)	$2,031	$(10)	$5,454	$(39)
Private label-residential	0	0	578	(103)	578	(103)
State and political subdivisions	1,701	(9)	0	0	1,701	(9)

Total Securities	$5,124	$(38)	$2,609	$(113)	$7,733	$(151)

December 31, 2011
Mortgage-backed securities:
U.S. Government sponsored entities-residential	$22,560	$(115)	$0	$0	$22,560	$(115)
Private label-residential	1,364	(24)	525	(244)	1,889	(268)

Total Securities	$23,924	$(139)	$525	$(244)	$24,449	$(383)

The unrealized losses on securities outstanding 12 months or more of $113,000 at September 30, 2012 included one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. Based on management's review of the underlying collateral performance and estimate of projected future cash flows, the Company recognized an other-than- temporary impairment charge of $35,000 during the second quarter of 2012 and $200,000 in prior periods.

In the third quarter of 2012, approximately $14,000 of losses were realized on this security with total realized losses through September 30, 2012 totaling approximately $118,000. These losses were in line with prior period loss projections.

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2012 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at September 30, 2012.

	Default Rate	Severity
Alt-A	21.4%	62.8%

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

Accumulated Credit Losses 2012
Credit losses on debt securities held
Balance, beginning of period	$(118)
Additions related to other-than-temporary losses not previously recognized	(35)
Reductions related to losses realized which were previously recognized	29

Balance, end of period	$(124)

Note 3:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2012	December 31, 2011
Net unrealized gain on available-for-sale securities	$4,257	$3,589
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(103)	(244)

	4,154	3,345
Tax effect	1,412	1,137

Net-of-tax amount	$2,742	$2,208

Note 4:	Loans and Allowance for Loan Losses

Categories of loans include (thousands):

	September 30, 2012	December 31, 2011
Commercial and industrial	$61,262	$67,298
Real estate construction	7,565	1,064
Commercial real estate	170,827	179,556
Agricultural	32,265	32,460
Residential real estate	120,074	115,920
Consumer	7,876	8,257

Total loans	399,869	404,555
Less: Net deferred loan costs (fees), premiums and discounts	27	(86)
Allowance for loan losses	(6,135)	(4,668)

Net loans	$393,761	$399,801

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

Residential and Consumer

Residential and consumer loans consist of two segments - residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following tables present a breakdown of the allowance for loan losses for the three-month and nine-month periods ended September 30, 2012 and 2011 (dollars in thousands):

Three Months Ended September 30, 2012

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$764	$3,000	$76	$360	$224	$84	$4,508
Charge-offs	0	(224)	0	(168)	(6)	(16)	(414)
Recoveries	6	34	1	12	0	15	68
Provision	1,605	163	5	229	(7)	(22)	1,973

Ending Balance	$2,375	$2,973	$82	$433	$211	$61	$6,135

Three Months Ended September 30, 2011

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$801	$1,722	$154	$477	$201	$120	$3,475
Charge-offs	(299)	(36)	(2)	(83)	(23)	(45)	(488)
Recoveries	1	10	1	1	0	9	22
Provision	111	264	97	(9)	(25)	37	475

Ending Balance	$614	$1,960	$250	$386	$153	$121	$3,484

Nine Months Ended September 30, 2012

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,380	$2,372	$231	$373	$195	$117	$4,668
Charge-offs	(884)	(895)	0	(306)	(106)	(95)	(2,286)
Recoveries	7	54	3	14	10	60	148
Provision	1,872	1,442	(152)	352	112	(21)	3,605

Ending Balance	$2,375	$2,973	$82	$433	$211	$61	$6,135

Nine Months Ended September 30, 2011

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$474	$2,057	$184	$528	$337	$134	$3,714
Charge-offs	(303)	(1,125)	(2)	(217)	(66)	(156)	(1,869)
Recoveries	14	143	4	7	2	59	229
Provision	429	885	64	68	(120)	84	1,410

Ending Balance	$614	$1,960	$250	$386	$153	$121	$3,484

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of September 30, 2012 and December 31, 2011 (thousands):

September 30, 2012:
	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$1,582	$1,266	$0	$1	$0	$0	$2,849

Collectively evaluated for impairment	793	1,398	82	432	211	61	2,977

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	0	259	0	0	0	0	259

Collectively evaluated for impairment	0	50	0	0	0	0	50

Financing Receivables
Ending balance	$61,262	$177,673	$32,265	$90,745	$30,048	$7,876	$399,869

Ending balance: Individually evaluated for impairment	4,949	6,182	75	1,102	37	17	12,362

Collectively evaluated for impairment	56,131	169,462	32,190	89,643	30,011	7,859	385,296

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	182	598	0	0	0	0	780

Collectively evaluated for impairment	0	1,431	0	0	0	0	1,431

December 31, 2011:
	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$1,004	$634	$0	$0	$0	$0	$1,638

Collectively evaluated for impairment	366	1,365	231	373	195	117	2,647

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	10	354	0	0	0	0	364

Collectively evaluated for impairment	0	19	0	0	0	0	19

Financing Receivables
Ending balance	$67,298	$180,257	$32,460	$85,254	$31,029	$8,257	$404,555

Ending balance: Individually evaluated for impairment	2,887	5,914	0	997	0	0	9,798

Collectively evaluated for impairment	64,212	170,953	32,460	84,257	31,029	8,257	391,168

Loans acquired with deteriorated credit quality:
Individually evaluated for impairment	190	1,279	0	0	0	0	1,469

Collectively evaluated for impairment	9	2,111	0	0	0	0	2,120

The following table outlines the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of September 30, 2012 and December 31, 2011 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Pass	$49,350	$57,422	$157,476	$158,142	$31,959	$32,192
Other Assets Especially Mentioned	5,648	1,972	6,591	5,960	0	0
Substandard	6,118	7,758	13,606	16,012	307	268
Doubtful	146	146	0	143	0	0
Loss	0	0	0	0	0	0
Non-rated	0	0	0	0	0	0

Total	$61,262	$67,298	$177,673	$180,257	$32,265	$32,460

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Pass	$87,904	$82,030	$29,763	$30,729	$7,841	$8,219
Substandard	2,841	3,224	285	300	35	38

Total	$90,745	$85,254	$30,048	$31,029	$7,876	$8,257

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables outline the Company’s past due and nonaccrual loans as of September 30, 2012 and December 31, 2011 (thousands):

September 30, 2012:

	Past Due Days					Total Financing Receivables	90+ Days & Accruing
	30-59	60-89	90+	Total	Current			Non- accrual
Commercial	$738	$189	$5,075	$6,002	$55,260	$61,262	$98	$5,057
Commercial Real Estate	1,765	426	3,907	6,098	171,575	177,673	0	5,200
Agricultural	—	142	53	195	32,070	32,265	0	75
Residential 1-4 Family	506	103	670	1,279	89,466	90,745	134	1,543
Residential Home Equity	12	4	180	196	29,852	30,048	15	227
Consumer	46	1	23	70	7,806	7,876	0	77

Total	$3,067	$865	$9,908	$13,840	$386,029	$399,869	$247	$12,179

December 31, 2011:
	Past Due Days					Total Financing Receivables	90+ Days & Accruing
	30-59	60-89	90+	Total	Current			Non- accrual
Commercial	$263	$1,640	$2,076	$3,979	$63,319	$67,298	$0	$3,406
Commercial Real Estate	393	1,363	4,411	6,167	174,090	180,257	0	5,695
Agricultural	90	0	41	131	32,329	32,460	0	41
Residential 1-4 Family	1,142	431	810	2,383	82,871	85,254	116	2,442
Residential Home Equity	171	99	118	388	30,641	31,029	17	275
Consumer	74	53	119	246	8,011	8,257	0	148

Total	$2,133	$3,586	$7,575	$13,294	$391,261	$404,555	$133	$12,007

The following table represents loans considered impaired at September 30, 2012 and December 31, 2011 and the related allowance for loan losses.

	As of September 30, 2012			For the three months ended September 30, 2012		For the nine months ended September 30, 2012
September 30, 2012:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$974	$1,238	$0	$1,003	$1	$904	$40
Commercial real estate	3,291	3,492	0	3,659	102	3,760	166
Agricultural	75	87	0	53	0	26	0
Residential-1 to 4 Family	1,022	1,133	0	1,028	9	1,041	28
Residential-Home equity	37	41	0	38	0	19	0
Consumer	15	15	0	16	0	8	0
With an allowance recorded:
Commercial	$4,157	$4,271	$1,582	$3,561	$0	$2,456	$0
Commercial real estate	3,489	3,570	1,525	3,579	0	3,532	0
Agricultural	0	0	0	18	0	9	0
Residential-1 to 4 Family	80	80	1	80	0	40	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	2	2	0	1	0	1	0
Total:
Commercial	$5,131	$5,509	$1,582	$4,564	$1	$3,360	$4
Commercial real estate	6,780	7,061	1,525	7,238	102	7,292	166
Agricultural	75	87	0	70	0	35	0
Residential-1 to 4 Family	1,102	1,213	1	1,108	9	1,081	28
Residential-Home equity	37	41	0	38	0	19	0
Consumer	17	17	0	17	0	8	0

	As of December 31, 2011			For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$856	$894	$0	$897	$0	$1,013	$0
Commercial real estate	4,006	4,112	0	4,205	41	3,572	63
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	997	997	0	1,103	0	1,132	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
With an allowance recorded:
Commercial	$2,221	$2,251	$1,014	$1,221	$0	$808	$0
Commercial real estate	3,187	3,316	988	1,473	0	1,943	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0	0	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$3,077	$3,145	$1,014	$2,118	$0	$1,845	$0
Commercial real estate	7,193	7,428	988	5,678	41	5,515	63
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	997	997	0	1,103	0	1,132	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0

Interest income recognized is not materially different from cash basis interest.

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment: (dollars in thousands):

Newly classified troubled debt restructurings:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial	0	$0	$0	1	$62	$22
Commercial real estate	0	0	0	1	19	19
Residential	0	0	0	2	158	117
Consumer	1	2	2	2	20	17

The following table provides information on how restructured loans were modified during the three-and nine-month periods ended September 30, 2012 (in thousands):

	September 30, 2012
	Three Months Ended		Nine Months Ended
	Recorded Investment	Amount charged off	Recorded Investment	Amount charged off
Extended Maturities	$2	$0	$73	$0
Adjusted Interest Rates	0	0	0	0
Lowered payment	0	0	22	0
Reduced principal and lowered interest rate	0	0	80	36

The allowance for loan losses was not increased for any of the above restructured loans.

All TDRs are considered impaired loans. The Company considers TDRs that become 30 days or more past due under the modified terms as subsequently defaulted. The Company had the following TDR’s modified in the past twelve months that subsequently defaulted during the quarterly and year-to-date periods (dollars in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential	2	$21	3	$112

The allowance for loan losses on the above restructured loans is based on the present value of future expected cash flows and takes into account the past due payments or the fair value of the collateral securing the loan.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2012. The amounts are as follows (thousands):

Commercial	$4,327
Consumer	9

Outstanding balance	$4,336

Carrying amount, net of discount of $423	$2,211

Accretable yield	$61

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2011	$76
Additions	0
Accretion	(15)
Reclassification from non-accretable difference	0
Disposals	0

Balance at September 30, 2012	$61

Note 5:	Long-Term Debt

Long-term debt consisted of the following components (thousands):

	September 30, 2012	December 31, 2011
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	10,310	10,310

Total	$15,310	$15,310

On June 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities were payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR, which is at 1.91% at September 30, 2012. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, at the option of the Company. Since September 6, 2012, the Capital Securities are redeemable at par. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 20 consecutive semi-annual periods.

As of September 30, 2012 and December 31, 2011, the outstanding principal balance of the Capital Securities was $10,000,000. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 6:	Commitments

Outstanding commitments to extend credit as of September 30, 2012 totaled $78,497,000. Standby letters of credit as of September 30, 2012 totaled $1,973,000.

Note 7:	Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,274	$1,130	$2,790	$3,184

Denominator:
Weighted-average common shares outstanding (basic)	3,424,112	3,424,162	3,424,390	3,424,162
Effect of stock options	7,507	6,137	7,798	11,894

Weighted-average common shares outstanding (diluted)	3,431,619	3,430,299	3,432,188	3,436,056

Earnings per share:
Basic	$.37	$.33	$.81	$.93

Diluted	$.37	$.33	$.81	$.93

For the three and nine months ended September 30, 2012, stock options covering 223,767 and 191,600 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company's common shares. For both the three and nine months ended September 30, 2011, stock options covering 118,700 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 8:	Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2012, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011. (See fair values by type of security in Note 2) (thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Available-for-sale securities	$137,998	$0	$137,998	$0
December 31, 2011:
Available-for-sale securities	$139,744	$0	$139,744	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At September 30, 2012 and December 31, 2011, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. NB&T also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Impaired loans Other real estate owned	$1,869 1,302	$0 0	$0 0	$1,869 1,302

December 31, 2011:
Impaired loans Other real estate owned	$2,647 2,043	$0 0	$0 0	$2,647 2,043

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2012:
Impaired loans	$1,869	Market comparable properties	Costs to sell	10%
Other real estate owned	$1,302	Market comparable properties	Comparability adjustments	Not available

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

	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Financial assets
Cash and cash equivalents	$79,939	$79,939	$0	$0
Loans including loans held for sale, net	393,901	0	0	402,920
Stock in FRB and FHLB	10,030	0	10,030	0
Earned income receivable	3,078	0	3,078	0
FDIC loss share receivable	1,609	0	0	1,609
Financial liabilities
Deposits	576,348	0	578,891	0
Long-term debt	15,310	0	9,391	0
Interest payable	122	0	122	0

December 31, 2011:
Financial assets
Cash and cash equivalents	$75,668	$75,668	$0	$0
Loans including loans held for sale, net	399,801	0	0	411,499
Stock in FRB and FHLB	10,025	0	10,025	0
Earned income receivable	2,948	0	2,948	0
FDIC loss share receivable	1,928	0	0	1,928
Financial liabilities
Deposits	581,383	0	584,573	0
Long-term debt	15,310	0	9,938	0
Interest payable	202	0	202	0

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2012 and December 31, 2011, the fair value of commitments was not material.

Note 10:	Effect of Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which contains amendments explaining further how to measure fair value. The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or a financial instrument. The amendments also require disclosures about quantitative information about the unobservable inputs in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective for periods beginning after December 15, 2011. These disclosures are included in the September 30, 2012 financial statements.

The FASB issued Accounting Standards Update No. 2011-05 and 2011-12, which will increase the prominence of other comprehensive income (“OCI”) in the financial statements, no longer allowing OCI to be presented in the Statement of Changes in Equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included this statement in the September 30, 2012 financial statements.

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

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-06, Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (i.e., the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). For public and nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Adoption of this standard is not expected to have a significant impact on the valuation of the FDIC loss share receivable indemnification asset currently on the Company’s balance sheet.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2012 and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2012

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter of 2012 was $1.3 million, or $.37 per share, compared to $1.1 million, or $.33 per share, for the third quarter of 2011. Net income increased primarily due to recognition of $1.0 million in securities sale gains, compared to $421,000 in securities sale gains in the third quarter of last year. In addition, the Bank’s other non-interest income, excluding securities gains, increased to $3.0 million in the third quarter of 2012 from $2.1 million in the same quarter last year, offset by increased provision for loan losses of approximately $1.5 million. Net income for the first nine months of 2012 was $2.8 million, or $.81 per share, compared to $3.2 million, or $.93 per share, for the same period in 2011.

Net Interest Income

Net interest income was $5.4 million for the third quarter of 2012, compared to $5.8 million for the third quarter of 2011. Net interest margin decreased to 3.42% for the third quarter of 2012, compared to 3.67% for the same quarter last year. The net interest margin decreased primarily due to a change in asset mix from higher-yielding loans to lower-yielding securities. The decline in loan balances is largely the result of decreased loan demand among commercial borrowers uncertain about current economic conditions. Average loans, which had an average rate of 5.34%, declined $7.9 million, while average overnight investments and securities, with an average rate of 1.47%, increased $19.5 million in the third quarter of 2012. Net interest income for the first nine months of 2012 was $16.4 million, compared to $17.8 million for the first nine months of 2011.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2012 was $2.0 million, compared to $475,000 in the same quarter last year. Net charge-offs were $346,000 in the third quarter of 2012, compared to $466,000 in the third quarter of 2011. Year to date net charge-offs for 2012 were $2.1 million, compared to $1.6 million for the first nine months of 2011. Non-performing loans were $12.4 million at September 30, 2012, compared to $12.0 million at December 31, 2011.

Specific reserves on two commercial relationships were the primary reason for the approximate $1.5 million increase in the provision for loan losses in the third quarter of 2012. The first relationship totals approximately $3.2 million and includes a $2.5 million operating line which matured and was put on nonaccrual. The Bank and other creditors are developing a workout plan and monitoring the borrower’s continuing activities, but the Bank has specifically reserved for potential reduced cash flow from the borrower. The second relationship involves an $843,000 commercial real estate loan where the borrower has stopped paying. The Bank has specifically reserved for a potential loss based on an appraisal completed during the third quarter. This loan is subject to the FDIC loss share agreement. Approximately $2.5 million of the non-performing loans outstanding at September 30, 2012 are covered under the Company’s FDIC loss share agreement, with the FDIC sharing in 80% of any future losses associated with those loans.

Non-interest Income

Total non-interest income was $4.0 million for the third quarter of 2012, compared to $2.6 million for the third quarter of 2011. Non-interest income for 2012 was higher due to recognition of $1.0 million in securities sale gains, compared to $421,000 in securities sale gains in the third quarter of last year. In addition, the Bank also terminated its rights under the single-family FDIC loss share guarantee for consideration of approximately $405,000 during the third quarter of 2012. The Bank still maintains an FDIC loss share guarantee on approximately $30.0 million of non-single-family loans. The Company also realized non-taxable income of approximately $359,000 on a bank-owned life insurance death benefit in excess of surrender value received in the third quarter of 2012. Non-interest income for the first nine months of 2012 was $8.4 million, compared to $7.0 million for the same period last year.

Non-interest Expense

Total non-interest expense was $5.9 million for the third quarter of 2012, compared to $6.3 million for the third quarter of 2011. The decline in expense is to due to overall expense reduction primarily in the areas of personnel, benefit costs, branch hours, marketing and other processing costs. For the first nine months of 2012, total non-interest expense was $17.7 million, compared to $19.0 million for the same period in 2011.

Income Taxes

The provision for income taxes for the third quarter of 2012 was $257,000, or 16.8% effective rate, compared to $432,000, or 27.7% effective rate, for the third quarter of 2011. The provision for income taxes for the first nine months of 2012 was $657,000, or 19.1% effective rate, compared to $1,175,000, or 27.0% effective rate for the same period last year. The lower effective tax rate for 2012 is primarily due to the decrease in taxable income, including approximately $359,000 in non-taxable bank-owned life insurance death benefit, at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company's financial condition during 2012 are as follows (in thousands):

			2012 Change
	September 30, 2012	December 31, 2011	Amount	Percent
Total assets	$669,838	$675,588	$(5,750)	(0.9)
Interest-earning deposits	69,535	61,441	8,094	13.2
Federal funds sold	394	366	28	7.7
Loans, net	393,901	399,801	(5,900)	(1.5)
Securities	137,998	139,744	(1,746)	(1.3)
Demand deposits	104,816	97,732	7,084	7.3
Savings, NOW, MMDA deposits	343,871	331,524	12,347	3.7
CD’s $100 and over	30,108	36,997	(6,889)	(18.6)
Other time deposits	97,553	115,130	(17,577)	(15.3)
Total deposits	576,348	581,383	(5,035)	(0.9)
Long-term borrowings	15,310	15,310	0	0
Stockholders’ equity	71,153	70,790	363	0.5

At September 30, 2012, total assets were $669.8 million, a decrease of $5.8 million from December 31, 2011. Loans have declined $5.9 million from December 31, 2011, largely the result of decreased loan demand among commercial borrowers uncertain about current economic conditions. Residential mortgage loan balances have increased approximately $4.2 million during 2012 due to decreased sales of fixed-rate mortgages in the secondary market.

Total deposit liabilities decreased $5.0 million from December 31, 2011. The Company has experienced growth in transaction, savings and money market accounts and a decline in certificates of deposit as depositors have chosen to either keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit or seek out longer-term, higher rate certificates elsewhere.

Allowance for Loan Losses

The Company’s loan loss experience for the periods ended September 30, 2012 and 2011 is outlined in Note 4 of the financial statements.

The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Loans accounted for on non-accrual basis	$12,179	$12,007	$9,646
Accruing loans which are past due 90 days	247	133	3
Other real estate owned	2,196	3,520	4,236

Total non-performing assets	$14,622	$15,660	$13,885

Troubled debt restructurings, accruing	$2,416	$2,050	$2,060
Ratios:
Allowance to total loans	1.53%	1.15%	0.86%
Net charge-offs to average loans (annualized)	.72%	0.34%	0.54%
Non-performing assets to total loans and other real estate owned	3.64%	3.84%	3.90%

The allowance is maintained to absorb losses in the portfolio. Management's determination of the adequacy of the allowance is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb possible loan losses, the provision for loan losses is increased. Loans deemed not collectible are charged off and deducted from the allowance. Recoveries on loans previously charged off are added to the allowance.

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

In the third quarter 2012, specific reserves of approximately $1.2 million were added on two commercial relationships. The first relationship totals approximately $3.2 million and includes a $2.5 million operating line which matured and was put on nonaccrual. The Bank and other creditors are developing a workout plan and monitoring the borrower’s continuing activities, but the Bank has specifically reserved for potential reduced cash flow from the borrower. The second relationship involves an $843,000 commercial real estate loan where the borrower has stopped paying. The Bank has specifically reserved for a potential loss based on an appraisal completed during the third quarter. Net charge-off experience has also increased in 2012 with most of the increase attributable to the charge off of approximately $850,000 on one commercial loan, which was fully reserved for in the previous year.

As of September 30, 2012, there was $10.3 million in small business relationships on nonaccrual. Approximately $5.9 million of this amount consisted of four relationships, all secured by commercial real estate or business assets. In addition, approximately $1.2 million of loans were acquired from ANB and are covered under the FDIC loss share agreement. Non–accrual residential real estate loans totaled $1.5 million, with the largest balance being $263,000. Non-accrual agricultural loans totaled $75,000, consumer loans totaled $77,000, and home equity credit loans totaled $227,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2012 was 69.4%, compared to 69.6% at December 31, 2011 and 70.3% at the same date in 2011. Loans to total assets were 60.0% at September 30, 2012, compared to 59.9% at December 31, 2011 and 60.1% at the same time last year. At September 30, 2012, the Company had $69.5 million in interest-earning deposits. The Company has $138.0 million in available-for-sale securities that are readily marketable. Approximately 55.6% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 94.8% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At September 30, 2012 and December 31, 2011, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$80,122	19.51%	$32,861	8.0%	N/A	N/A
Bank	75,187	18.32	32,830	8.0	$41,038	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,988	18.26	16,430	4.0	N/A	N/A
Bank	70,045	17.07	16,415	4.0	24,623	6.0

Tier I Capital (to Average Assets)
Consolidated	74,988	10.97	27,341	4.0	N/A	N/A
Bank	70,045	10.31	27,171	4.0	33,964	5.0

As of December 31, 2011
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,620	19.15%	$33,270	8.0%	N/A	N/A
Bank	71,285	17.16	33,242	8.0	$41,552	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,952	18.02	16,635	4.0	N/A	N/A
Bank	66,617	16.03	16,621	4.0	24,931	6.0

Tier I Capital (to Average Assets)
Consolidated	74,952	11.03	27,185	4.0	N/A	N/A
Bank	66,617	9.87	27,009	4.0	33,762	5.0

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two-year period and also for immediate rate shocks. Due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at September 30, 2012, the Bank was within the guidelines established by the Board for net interest income changes for increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes are also within the ALCO guidelines.

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

	Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	9/30/12	ALCO Guideline	9/30/12	ALCO Guideline
+400	8.76%	±20%	22.8%	±30%
+300	7.06	±15%	19.4	±20
+200	5.26	±10	14.9	±15
+100	3.02	±5	8.4	±10

Item 4 – Controls and Procedures

(a) The Company's principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) as of September 30, 2012, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended September 30, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

For a discussion of the Company’s risk factors, please see Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 20, 2012, and available at www.sec.gov. These risk factors could materially affect the Company's business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may adversely affect the Company's business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company sold 9,966 shares of treasury stock to the NB&T Financial Group, Inc. Employee Stock Ownership Plan plan on August 17, 2012 for $185,368. No underwriting discounts or commissions were paid. The shares were needed to meet dividend reinvestment requirements of the plan. The sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as they were sold to the ESOP Trust, of which the Bank is the Trustee. The proceeds of the sale have been used for general corporate purposes.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/11/12 to 7/31/12	—	$—	—	—
8/1/12 to 8/31/12	13,440	18.64	—	—
9/1/12 to 9/30/12	—	—	—	—

The shares included in the above table were all purchased in one privately negotiated transaction.

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits

Exhibit Number

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1	Retirement Pay Agreement and General Release with Stephen G. Klumb[1]

15	Accountants' acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

101*

The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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

[1]Indicates a management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 8, 2012	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant's Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant's Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1	Retirement Pay Agreement and General Release with Stephen G. Klumb[1]	Included herewith

15	Accountants' acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101*

The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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

Included herewith

[1]Indicates a management contract or compensatory agreement.