Form 10-K
period 2012-12-31
NB&T FINANCIAL GROUP INC
filed 2013-03-19
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $19.00 per share on June 30, 2012, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $47,084,945. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by The National Bank and Trust Company (the “Bank”) as trustee with respect to which the Bank has sole or shared voting or dispositive power. As of March 1, 2013, 3,416,247 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Proposal 1: Election of Directors;

2. Section 16(a) Beneficial Ownership Reporting Compliance;

3. Compensation of Executive Officers and Directors;

4. Voting Securities and Ownership of Certain Beneficial Owners and Management;

5. Certain Relationships and Related Transactions; and

6. Proposal 2: Ratification of Selection of BKD, LLP as the Independent Registered Public Accounting Firm

NB&T FINANCIAL GROUP, INC.

For the Year Ended December 31, 2012

PART I

PART I

Item 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial” or the “Company”), an Ohio corporation, is a financial holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business primarily in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund loans secured by residential and non-residential real estate, commercial and agricultural loans and consumer loans, including automobile loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank also has a trust department with assets under management of approximately $216.9 million. The Bank also, through its wholly-owned subsidiary, NB&T Insurance Group, Inc., offers annuities and brokerage services to the Bank’s customers. As of December 31, 2012, the Bank had 203 employees.

On March 19, 2010, the Bank assumed all the deposits and acquired certain assets and other liabilities of American National Bank in Parma, Ohio, from the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to the terms of a purchase and assumption agreement. As part of the acquisition, the Bank and the FDIC entered into loss-sharing agreements that collectively covered approximately $48.2 million of assets, consisting almost entirely of commercial real estate loans and commercial and industrial loans. In the third quarter of 2012, the FDIC and the Bank terminated the single-family loss-sharing agreement which covered approximately $800,000 of remaining assets.

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

Commercial Real Estate. The Bank makes loans secured by commercial real estate located in its market area. Such loans generally are adjustable-rate loans for terms of up to 25 years. The types of properties securing loans in the Bank’s portfolio include warehouses, retail outlets and general industrial use properties. Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

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

Loan Originations, Purchases and Sales. Although the Bank generally does not purchase loans, purchases could occur in the future. Certain residential real estate loans are originated for sale in the secondary market. From time to time, the Bank sells participation interests in loans it originates.

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

Trust Services

The Bank received trust powers in 1922 and had approximately $216.9 million in assets under management at December 31, 2012 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

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

Borrowings. The Federal Reserve System functions as a central reserve bank providing credit for its member banks and certain other financial institutions. As a member in good standing of the Federal Reserve Bank of Cleveland, the Bank is authorized to apply for advances, provided certain standards of credit-worthiness have been met. The Bank is also a member of the Federal Home Loan Bank system. The Bank also can borrow short-term through federal funds lines with two correspondent banks.

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

Bank Holding Company Regulation

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off- balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2012. For NB&T Financial’s capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8. The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking supervision (the “Basel Committee”). In December 2010, the Basel Committee released a new framework, referred to as “Basel III.” The banking regulators are considering the extent to which they will apply the Basel III principles to smaller financial institutions, such as NB&T Financial and the Bank.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2012.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2012. For the Bank capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2012, met the standards for the highest capital category, a well-capitalized bank.

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

Federal Reserve Board. The Federal Reserve Act requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2012, the Bank was in compliance with its reserve requirements.

Federal Home Loan Banks. The Federal Home Loan Banks (the “FHLBs”) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $9.1 million at December 31, 2012. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

Insurance Agency Regulation

The Bank’s insurance agency subsidiary is subject to insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

Recent Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This law is significantly changing the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion and many of such regulations still have not been adopted, many of the details of the law and the effects they will have on our Company will not be known for years. For further information about the Dodd-Frank Act, see “Item 1.A. Risk Factors—The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition and results of operations.”

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

Beginning in the latter half of 2007, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although some improvements in the U.S. economy have occurred, housing prices are still depressed and continue to decline in some markets and unemployment remains high compared to levels prior to the recession. Debt concerns in Europe have added to volatility in the capital markets and concerns over whether such improvements in the U.S. economy will continue. Economic turmoil in Europe may become global. In addition, the uncertainty over whether the United States Congress will fail to raise the federal government’s debt ceiling may have a negative effect on the economy and the stock market.

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

The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the law and the effects they will have on our company will not be known for months and even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded to include liabilities other than just deposits;

•

new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices, including providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements, and will require companies to “clawback” incentive compensation under certain circumstances.

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

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act will have on us and the rest of our industry, it is possible that our non-interest income could decrease, both our interest expense and our non-interest expense could increase, deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. We expect that our operating and compliance costs will continue to increase and could adversely affect our financial condition and results of operations.

Adverse changes in the financial markets may adversely impact our results of operations.

The global financial markets have experienced increased volatility in recent years. While we generally invest in securities issued by U.S. government agencies and sponsored entities and U.S. state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

Over the last few years, structured investments, like our collateralized debt obligations, have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles. These conditions have resulted in our recognizing impairment charges on certain investment securities since 2009. Given recent market conditions and changing economic factors, we may be required to recognize additional impairment changes on securities held in our investment portfolio in the future.

Increased capital requirements may be imposed, and we may not be able to access capital when needed.

We are required by regulatory authorities to maintain specified levels of capital. Federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. The final form of such regulations and their impact on the Company are unknown at this time, but they may require the Company to raise additional capital. In addition, should we experience significant loan losses, we may need additional capital. We may also elect to raise additional capital to support our business, to finance acquisitions, if any, or for other purposes. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control. There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us. If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2012, 68% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction, installment and agricultural loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that does not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

Changes in our local economy resulting from the departure of a large employer may adversely affect our financial condition and results of operations.

Although the Company has branch offices in several counties, the departure of a large employer in any of these communities could adversely affect our market area. This occurred with the departure of DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) and ABX Air, Inc. (“ABX Air”), which employed more people in Clinton County than any other employer. Clinton County’s unemployment rate continues to exceed state and national unemployment rates as a result of this departure.

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

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent, and the unlimited coverage of non-interest bearing transactions accounts was extended until December 31, 2012. Beginning January 1, 2013, non-interest bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution. This change has had some impact on our overall liquidity because those deposits are now being secured by a portion of the Company’s investment portfolio.

On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The three-year prepayment was $3.1 million for us, of which $2.0 million has been expensed through 2012. The remaining prepayment will be applied to premiums owed in future periods.

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

Changes to tax laws could adversely affect our performance.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

The effect of changes to the healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

We offer healthcare coverage to our eligible employees with part of the cost subsidized by the Company. With recent changes to the healthcare laws in the United States becoming effective in 2014, more of our employees may choose to participate in our health insurance plans, which could increase our costs for such coverage and materially adversely impact our costs of operations.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” on page 29 and 30.

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

Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions that could have a material adverse impact on our financial condition and results of operations. In addition, federal and state regulators periodically review our allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Moreover, the Financial Accounting Standards Board may change its requirements for establishing the allowance. Any increase in the provision for loan losses to raise the allowance to the required amount would decrease our pretax and net income.

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

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In addition, changes in the applicable accounting rules can require us to change our estimates. One of the most critical estimates is the level of the allowance of loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the provided allowance.

Material breaches in security of our systems and those of third parties providing services to us may have a significant effect on our business.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also have implemented security controls to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. In addition, customers also utilize Bank products (i.e. debit cards, bill pay, mobile banking) with third parties beyond the control of the Bank where customer information could be obtained fraudulently. The Bank has processes to limit losses on such fraudulent transactions but cannot limit losses entirely.

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

Our articles of incorporation and code of regulations contain provisions, including a staggered board of directors and a supermajority vote requirement, that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. Moreover, as of March 1, 2013, directors and executive officers controlled the vote of 20.4% of the outstanding common shares of NB&T Financial in addition to the 3.6% of the outstanding shares with respect to which the Bank controls the vote as trustee and an additional 27.7% owned by relatives of a director. The provisions in our articles and code of regulations and the percentage of voting control by NB&T Financial affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

NB&T Financial and the Bank own and occupy their main offices located at 48 North South Street, Wilmington, Ohio. The Bank also owns or leases 22 full-service branch offices and one remote drive-through ATM facility, all of which are located in Brown, Clermont, Clinton, Highland, Montgomery and Warren counties in Ohio. The Bank closed its Parma, Ohio location in January 2013. The Bank owns a building at 1600 West Main Street, Wilmington, Ohio, which serves as an operation center for the Bank and is leased in part to third parties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,421,580 common shares of the Company outstanding on December 31, 2012 held by approximately 424 shareholders of record.

The Company’s shares trade on the NASDAQ Capital Market under the symbol NBTF. The following table summarizes the quarterly common stock prices and dividends declared for the last two years.

	2012			2011
	High	Low	Dividend	High	Low	Dividend
Fourth Quarter	$18.50	$17.00	$0.30	$20.00	$16.70	$0.30
Third Quarter	19.50	18.22	0.30	20.81	17.85	0.30
Second Quarter	19.52	18.00	0.30	22.00	19.55	0.30
First Quarter	20.90	19.01	0.30	27.06	20.00	0.30

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

The Company has an equity plan under which the Company may grant options, restricted stock and stock appreciation rights to selected directors and employees for up to 270,000 common shares of the Company. The Company also has a stock option plan that has been terminated but under which options to purchase shares remain exercisable. Finally, an option to purchase 30,000 shares was awarded to Mr. Limbert upon his employment. These options may be exercised at $20.88, vested over five years and expire in 2016. The following table summarizes the securities authorized for issuance at December 31, 2012 under all equity compensation plans in existence at that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2006 Equity Plan	195,374	$19.26	63,900
1992 Nonqualified Stock Option Plan (Terminated 2006)	42,500	26.19	0
Equity compensation plans not approved by security holders	30,000	20.88	0

Total	267,874	$20.54	63,900

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/12 to 10/31/12	619	$17.12	—	—
11/1/12 to 11/30/12	807	17.36	—	—
12/1/12 to 12/31/12	—	—	—	—

Total	1,426	$17.26	—	—

The 1,426 shares were purchased by the Company’s Employee Stock Ownership Plan to facilitate distributions from the Company’s Employee Stock Ownership plan.

Performance Graph

The following line graph compares the yearly percentage change in NB&T Financial’s cumulative total shareholder return against the cumulative return of The NASDAQ Composite Index, which includes all Nasdaq domestic and international based common type stocks listed on The NASDAQ Stock Market, and an index of banks with total assets of $500 million to $1 billion. The graph assumes the investment of $100 on December 31, 2007. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of NB&T Financial’s common shares at the end and at the beginning of the measurement period; by (ii) the price of NB&T Financial’s common shares at the beginning of the measurement period.

NB&T Financial Group, Inc.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
NB&T Financial Group, Inc.	100.00	79.03	96.19	169.56	131.00	120.80
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $500M-$1B	100.00	64.08	61.03	66.62	58.61	75.14

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

	2012	2011	2010	2009	2008
Consolidated Statements of Income
Interest income	$25,279	$28,172	$31,613	$25,916	$28,828
Interest expense	3,169	4,734	7,333	7,475	10,353

Net interest income	22,110	23,438	24,280	18,441	18,475
Provision for loan losses	4,287	2,935	1,610	1,550	400
Non-interest income	10,541	9,724	16,397	9,924	8,236
Non-interest expense	23,494	25,123	26,458	22,481	21,679

Income before income taxes	4,870	5,104	12,609	4,334	4,632
Income taxes	993	1,303	3,800	297	801

Net income	$3,877	$3,801	$8,809	$4,037	$3,831

Per Share Data
Basic earnings per share	$1.13	$1.11	$2.58	$1.28	$1.22
Diluted earnings per share	1.13	1.11	2.58	1.28	1.22
Dividends per share	1.20	1.20	1.17	1.16	1.16
Book value at year end	20.70	20.68	20.74	18.91	18.52
Weighted average shares outstanding—basic	3,424	3,424	3,411	3,154	3,143
Weighted average shares outstanding—diluted	3,430	3,436	3,414	3,154	3,143

Consolidated Balance Sheets (Year End)
Total assets	$651,075	$675,588	$690,618	$649,340	$524,841
Securities	133,020	139,744	133,855	142,424	87,908
Loans, including loans held for sale	402,184	404,469	414,978	395,548	336,184
Allowance for loan losses	4,760	4,668	3,714	3,776	3,411
Deposits	559,568	581,383	584,373	541,422	420,728
Long-term debt	15,310	15,310	15,310	39,810	39,810
Total shareholders’ equity	70,820	70,790	71,019	64,485	58,791

Selected Financial Ratios
Return on average assets	0.56%	0.56%	1.27%	0.74%	0.73%
Return on average equity	5.45	5.33	12.65	6.76	6.49
Dividend payout ratio	106.19	108.11	45.35	90.63	95.08
Net interest margin	3.48	3.77	3.83	3.70	3.84
Non-interest expense to total revenue	71.95	75.66	65.04	79.26	81.16
Average loans to average total assets	57.69	59.62	60.53	60.83	65.19
Average equity to average total assets	10.34	10.47	10.04	10.93	11.21
Total risk-based capital ratio (at year end)	19.51	19.15	18.36	16.87	18.80
Ratio of non-performing loans to total loans	2.63	3.00	2.65	1.74	0.95
Ratio of loan loss allowance to total loans	1.18	1.15	0.89	0.95	1.01
Ratio of loan loss allowance to non-performing loans	45	38	34	55	107
Net charge-offs to average loans	1.06	0.49	0.40	0.36	0.17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2012 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2012 and 2011 and for the three years ended December 31, 2012.

FORWARD-LOOKING STATEMENTS

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. Results could differ materially from those expressed in such forward-looking statements due to a number of factors, including (1) changes in interest rates; (2) changes in national and local economic and political conditions including the effects of implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 and the continuing economic uncertainty in various parts of the world; (3) competitive pressures in the retail banking, financial services, insurance and other industries; (4) changes in laws and regulations, including changes in accounting standards; (5) changes in policy by regulatory agencies; and (6) changes in the securities markets. Any forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results could differ materially from those contemplated by those forward-looking statements. Many of the factors that will determine these results are beyond the Company’s ability to control or predict. The Company disclaims any duty to update any forward-looking statements, all of which are qualified by the statements in this section. See Item 1.A. “Risk Factors” in this annual report for further discussion of the risks affecting the business of the Company and the value of an investment in its shares.

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

The transaction resulted in a gain on bargain purchase of $7.6 million for the year ended December 31, 2010. The more significant fair value adjustments in our purchase accounting for the purchase and assumption of ANB’s business were to loans and the FDIC loss share receivable. Certain of the loans acquired from ANB have evidence of deterioration since origination, and it is probable that we will not collect all contractually required principal and interest payments. Such credit-impaired loans are recorded at fair value, and the related allowance for loan losses was not carried forward. Of the $42.2 million in loans purchased, $4.2 million were determined to be credit-impaired. The estimation of fair value of credit-impaired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at market rates of interest. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has been recorded) with a positive impact on interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure or troubled debt restructurings, result in removal of the loan from the acquired credit-impaired portfolio at its carrying amount.

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

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income for 2012 was $3.9 million, or $1.13 per share, compared to net income of $3.8 million for 2011, or $1.11 per share. Net income increased primarily due to an increase of $817,000 in non-interest income and a reduction of $1.6 million in non-interest expenses, offset by a decline in net interest income and increased provision for loan losses.

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

Net interest income has decreased approximately 5.7% and 3.5% for the last two years, respectively, due to continued weakness in the economy and the historically-low interest rate environment. The Company’s low funding cost leaves little room for reduction in interest expense while loans and securities either refinance or reprice to lower market rates. The four-year old recession has continued to negatively impact certain borrowers in specific business sectors also, resulting in higher loan charge-offs and provision for loan loss expense in 2011 and 2012. In addition, the Company has reduced non-interest expenses from $26.5 million in 2010 to $23.5 million in 2012 to help offset the decline in net interest income and additional provision expense.

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2012, setting forth: (i) average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average costs incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1—NET INTEREST INCOME AND NET INTEREST MARGIN

(Dollars in thousands)

	2012			2011			2010
	Average Outstanding Balance	Yield / Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield / Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield / Rate	Interest Earned /Paid
Assets
Loans (1)	$397,203	5.49%	$21,808	$405,809	5.88%	$23,873	$419,701	6.25%	$26,228
Taxable securities	130,517	1.87	2,436	138,591	2.70	3,745	145,609	3.20	4,662
Tax-exempt securities (2)	27,190	3.07	835	9,951	3.86	384	12,130	4.84	587
Deposits in banks	79,422	.25	200	67,722	.25	169	55,795	.24	135
Federal funds sold	359	0	0	373	.06	1	446	.13	1

Total interest-earning assets	634,691	3.98	25,279	622,446	4.53	28,172	633,681	4.99	31,613
Non-earning assets	53,868			58,212			59,644

Total assets	$688,559			$680,658			$693,325

Liabilities and Stockholder’s Equity
Interest-bearing demand deposits	$133,941	.04	50	$122,896	.07	90	$110,109	.14	151
Savings deposits	217,743	.15	317	202,704	.26	536	178,167	.44	784
Time deposits	137,773	1.53	2,103	168,056	1.91	3,206	195,668	2.22	4,342
Short-term borrowings	56	0	0	1,284	2.43	31	12,164	4.83	588
Junior subordinated debentures	10,310	5.41	558	10,310	7.08	730	10,310	7.08	730
FHLB advances	5,000	2.82	141	5,000	2.82	141	17,563	4.20	738

Total interest-bearing liabilities	504,823	.63	3,169	510,250	.93	4,734	523,981	1.40	7,333

Non-interest-bearing demand deposits	$106,068			$92,349			$93,405
Other liabilities	6,467			6,772			6,296
Equity	71,201			71,287			69,643

Total liabilities and equity	$688,559			$680,658			$693,325

Net interest income			$22,110			$23,438			$24,280

Net interest margin		3.48%			3.77%			3.83%

(1)	Includes nonaccrual loans and loan fees.
(2)	Yields are not on a tax equivalent basis.

Net interest income was $22.1 million for 2012, compared to $23.4 million for 2011. Net interest margin decreased to 3.48% for 2012, compared to 3.77% for the previous year. The net interest margin decreased primarily due to a change in asset mix from higher-yielding loans to lower-yielding securities. Average loans, which had an average rate of 5.49%, declined $8.6 million, while average overnight investments and securities, with an average rate of 1.46%, increased $20.9 million in 2012, compared to 2011. As shown in Table 2, a decline in interest rates on loans and securities also contributed to the decline in the net interest margin with adjustable-rate loans repricing to lower rates and increased cash flows on maturing or prepaying loans and securities being reinvested at lower market rates.

Net interest income was $23.4 million for 2011, compared to $24.3 million for 2010. Net interest margin declined to 3.77% for 2011 from 3.83% for 2010. The net interest margin decreased primarily due to a decline in higher-yielding loans. Average loans outstanding for 2011, which had an average rate of 5.88%, decreased to

$405.8 million from $419.7 million for 2010. Due to increased liquidity from lower loan demand, the Company lowered rates on interest-bearing deposits and reduced higher cost Federal Home Loan Bank debt by $12.8 million, decreasing the cost of interest-bearing liabilities from 1.40% for 2010 to .93% for 2011.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2012. Changes attributable to both rate and volume are allocated to each of rate and volume on an equal basis.

TABLE 2—NET INTEREST INCOME—RATE/VOLUME ANALYSIS

(Dollars in thousands)

	Years ended December 31, 2012 vs. 2011			Years ended December 31, 2011 vs. 2010
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$(581)	$(1,483)	$(2,064)	$(871)	$(1,485)	$(2,356)
Taxable securities	(183)	(1,126)	(1,309)	(57)	(860)	(917)
Tax-exempt securities	598	(147)	451	(95)	(108)	(203)
Deposits in banks	29	1	30	29	5	34
Federal funds sold	0	0	0	0	0	0

Total interest-earning assets	(137)	(2,755)	(2,892)	(994)	(2,448)	(3,442)

Interest expense attributable to:
Interest-bearing demand deposits	6	(45)	(39)	13	(75)	(62)
Savings deposits	28	(247)	(219)	88	(336)	(248)
Time deposits	(519)	(585)	(1,104)	(570)	(565)	(1,135)
Short-term borrowings	(16)	(15)	(31)	(395)	(162)	(557)
Junior subordinated debentures	0	(172)	(172)	0	0	0
FHLB advances	0	0	0	(441)	(156)	(597)

Total interest-bearing liabilities	(501)	(1,064)	(1,565)	(1,305)	(1,294)	(2,599)

Net interest income	$364	$(1,691)	$(1,327)	$311	$(1,154)	$(843)

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income was $10.5 million in 2012, $9.7 million in 2011 and $16.4 million in 2010. In 2012, non-interest income was primarily higher due to the Bank’s termination of its rights under the single-family FDIC loss share guarantee for which approximately $405,000 was received in 2012. This payment was considered fair compensation for the expected risk remaining in that portfolio consisting of four single-family loans and one OREO property. The Bank still maintains an FDIC loss share guarantee on approximately $30.0 million of non-single family loans. The Company also realized non-taxable income of approximately $359,000 on a bank-owned life insurance death benefit in excess of surrender value received in 2012. In 2012, service charges on deposits also increased by $283,000, or 9%, over 2011 due to higher overdraft fees resulting from a higher number of overdraft items.

The higher non-interest income for 2010, compared to 2011, is largely due to the bargain purchase gains of $7.6 million from the ANB acquisition and the $1.4 million gain on the sale of NB&T’s insurance agency subsidiary. Other service charges and fees increased by $266,000, or 16.0%, in 2011 due to additional fee income on debit card transactions. In addition, investment services commissions increased in 2011 due to higher brokerage and annuity sales.

The Company recognized an impairment charge of $35,000 in 2012 and $50,000 in 2010 related to the credit impairment on a $656,000 private-label mortgage-backed security, which has been downgraded by three major bond rating agencies. Through December 31, 2012, the bond had realized losses of approximately $116,000, which were in line with prior period projections.

TABLE 3—NON-INTEREST INCOME

(Dollars in thousands)

				Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Trust	$1,124	$1,030	$936	9.13%	10.04%
Service charges on deposits	3,212	2,929	2,873	9.66	1.95
Other service charges	2,076	1,925	1,659	7.84	16.03
Investment services commissions	361	396	362	(8.84)	9.39
Net realized gains on sales of available-for-sale securities	1,174	1,820	0	(35.49)	NM
Income from BOLI	478	486	479	(1.65)	1.46
Death benefit in excess of life insurance cash value	359	0	0	NM	NM
Bargain purchase gain	0	0	7,572	NM	NM
Gain on sale of insurance agency	0	0	1,390	NM	NM
Security impairment charge	(35)	0	(50)	NM	NM
Other	1,792	1,138	1,176	57.47	(3.23)

Total	$10,541	$9,724	$16,397	8.40%	(40.70)%

Gross gains of $1,174,000 and gross losses of $0 were realized on security sales of approximately $14.8 million in 2012. Gross gains of $1,830,000 and gross losses of $10,000 were realized on security sales of approximately $45.4 million in 2011. There were no security sales in 2010.

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years.

TABLE 4—NON-INTEREST EXPENSE

(Dollars in thousands)

				Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Salaries & employee benefits	$11,263	$11,971	$13,448	(5.91)%	(10.98)%
Occupancy	2,259	2,382	2,484	(5.16)	(4.11)
Equipment	1,426	1,480	1,441	(3.65)	2.71
Data processing	1,740	1,611	1,651	8.01	(2.42)
Professional fees	1,647	1,867	1,932	(11.78)	(3.36)
Marketing	500	648	677	(22.84)	(4.28)
Printing, postage and supplies	674	834	864	(19.18)	(3.47)
State franchise tax	907	829	842	9.41	(1.54)
FDIC Insurance	512	622	846	(17.68)	(26.48)
Amortization of intangibles	275	353	396	(22.10)	(10.86)
Expenses related to OREO	922	1,259	281	(26.77)	348.04
Other	1,369	1,267	1,596	8.05	(20.61)

Total	$23,494	$25,123	$26,458	(6.48)%	(5.05)%

Total non-interest expense was $23.5 million in 2012, compared to $25.1 million in 2011. The decline in expense is due to focus by management on overall expense reduction primarily in the areas of personnel, benefit costs, branch hours, occupancy, equipment, office supplies and marketing . The cost of FDIC insurance also declined 17.7% in 2012, compared to 2011, due to a decline in total assets. In addition, the cost to maintain other-real-estate properties has declined in the past year as the number of properties held declined from twenty five properties at December 31, 2011 to fifteen properties at December 31, 2012. Property values have stabilized after the Company’s market area experienced declines in overall property values in the past several years.

Total non-interest expense for 2011 was $25.1 million, compared to $26.5 million for 2010. Salaries and employee benefits expense declined almost 11% in 2011 primarily due to a reduction in executive management bonuses and full allocation of the shares in the Company’s ESOP in 2010, resulting in a combined expense reduction of approximately $1.4 million. FDIC insurance expense declined 26% in 2011 due to a reduction in the FDIC assessment rate, which was implemented by the FDIC at the beginning of 2011. Expenses related to other real estate owned (“OREO”) increased approximately $978,000 in 2011. Approximately $226,000 relates to losses on sales of OREO, and approximately $506,000 relates to declines in appraised values on properties still held by the Company. In addition, the Company realized higher expenses related to property maintenance and real estate taxes in 2011. Other expense was higher in 2010, compared to 2011, largely due to the prepayment penalty of approximately $416,000 on the early payoff of $12.5 million in FHLB debt.

INCOME TAXES

In 2012, the effective tax rate was 20.4%, compared to 25.5% in 2011 and 30.1% in 2010. The higher effective tax rate for 2010 was primarily due to the increase in taxable income, including the bargain purchase gain and gain on sale of insurance agency, at the full 34% marginal rate. The lower effective tax rate for 2012 is primarily due to a decrease in taxable income, including approximately $359,000 in non-taxable bank-owned life insurance death benefit, at the full 34% marginal rate.

FINANCIAL CONDITION

ASSETS

Total assets declined from $675.6 million at December 31, 2011 to $651.1 million at December 31, 2012. The decrease is primarily attributable to a reduction in deposit liabilities of $21.8 million since December 31, 2011. Most of the decline in deposit liabilities was in higher-rate time deposits, and as those deposits left, the Company reduced its interest-earning deposit assets from $61.4 million at the end of 2011 to $50.0 million at the end of 2012. In addition, securities declined $6.7 million during 2012, primarily due to the sale of approximately $14.8 million in securities in the third quarter of 2012, which were sold to realize gains in the portfolio. Net loans also declined $2.6 million in 2012 due to decreased loan demand and increased competitive factors.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on fair value, at the dates indicated:

TABLE 5—SECURITIES PORTFOLIO

(Dollars in thousands)

	At December 31,
	2012	2011	2010
Securities available for sale:
U.S. Government sponsored entities	$20,082	$6,434	$21,094
Mortgage-backed securities:
U.S. Government agency and sponsored entity	68,075	99,168	85,311
Private-label - residential	4,023	6,942	10,162
Municipals	40,840	27,200	17,288

Total securities available for sale	$133,020	$139,744	$133,855

At December 31, 2012, the securities portfolio declined to $133.0 million, compared to $139.7 million at December 31, 2011. Approximately $14.8 million in taxable municipals and mortgage-backed securities were sold in 2012 at a net realized gain of $1.2 million to take advantage of current market pricing. The Company experienced increased pay downs of $47.2 million in its mortgage-backed securities portfolio in 2012 with proceeds reinvested primarily in U.S. Government agency and tax-exempt municipals.

At December 31, 2011, the securities portfolio increased to $139.7 million, compared to $133.9 million at December 31, 2010. Approximately $45.4 million in agency and mortgage-backed securities were sold in 2011 at a net realized gain of $1.8 million to take advantage of current market pricing. Investment purchases in 2011 were mainly in mortgage-backed securities and tax-exempt municipals.

The following table sets forth the fair value of the Bank’s securities portfolio at December 31, 2012. Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. U.S. Government agency and sponsored entity notes, as well as municipal securities, are categorized based on contractual maturity. Yields do not include the effect of income taxes.

TABLE 6—SECURITIES PORTFOLIO REPRICING

(Dollars in thousands)

	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U.S. Government sponsored entity notes	$2,007	.89%	$11,577	1.34%	$6,498	1.57%	$0	0%	$20,082	1.27%
Mortgage-backed securities:
U.S. Government agency and sponsored entity	27,346	3.15	34,480	2.60	6,249	3.52	0	0	68,075	2.90
Private-label- residential	68	5.25	3,955	5.51	0	0	0	0	4,023	5.50
Municipals	1,510	3.79	1,060	4.12	3,879	4.29	34,391	3.02	40,840	3.20

Total securities available for sale	$30,931	3.04	$51,072	2.57	$16,626	2.94	$34,391	3.02	$133,020	2.84

LOANS

Table 7 shows loans outstanding at period end by type of loan. In 2009 and 2010, total loans increased due to the acquisition of Community National Bank (“CNB”) on December 31, 2009 and the assumption of certain loans of American National Bank (“ANB”) from the Federal Deposit Insurance Corporation (the “FDIC”) on March 19, 2010. Since 2010, total loans have declined from $414.3 million at December 31, 2010 to $401.9 million at December 31, 2012. Most of the decline has occurred in the commercial and industrial and commercial real estate portfolios, which have decreased approximately $12.5 million since December 31, 2010. The decline is primarily due to decreased demand and increased pay-downs of the acquired portfolios. One of the Bank’s primary target markets continues to be commercial lending to small- to medium-sized companies with established track records in the Company’s market area.

Residential real estate loans increased $10.7 million to $127.0 million from December 31, 2011 to December 31, 2012, as the result of management’s decision to maintain certain fixed-rate mortgage loans underwritten to secondary market guidelines in the Bank’s portfolio in an effort to increase interest income. In 2011, residential real estate loans declined from $125.1 million at December 31, 2010 to $116.3 million at December 31, 2011 due to decreased originations of adjustable-rate mortgages retained in the Company’s portfolio and increased sales of fixed-rate mortgages into the secondary market. The Company currently retains servicing on all sold mortgage loans, except for FHA/VA loans, which allows the Company to maintain its relationship with the customer while controlling its level of longer-term, fixed-rate assets. Currently, the Company has approximately $11.1 million in residential real estate loans with a loan-to-value ratio, based on original appraised value, greater than 80% for which private mortgage insurance has not been required. The Company does not offer residential real estate loan products with negative amortization.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2012, the highest commercial lending concentration was in commercial rental real estate properties at 22.2% of the total commercial loan portfolio.

TABLE 7—LOAN PORTFOLIO

(Dollars in thousands)

	At December 31,
	2012	2011	2010	2009	2008
Commercial & industrial	$54,961	$67,298	$65,304	$58,013	$52,490
Commercial real estate	179,905	180,257	182,076	140,277	102,136
Agricultural	33,679	32,460	31,354	28,130	26,265
Residential real estate	127,007	116,283	125,090	153,172	130,774
Installment	6,319	8,257	10,510	15,995	24,440
Deferred net origination costs (fees)	58	(86)	(44)	(39)	(89)

Total	401,929	404,469	414,290	395,548	336,016
Allowance for loan losses	(4,760)	(4,668)	(3,714)	(3,776)	(3,411)

	$397,169	$399,801	$410,576	$391,772	$332,605

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2012, which, based on contractual maturities, are due in each of the periods indicated. The table also sets forth the amounts of loans due after one year from December 31, 2012, divided into those that have predetermined rates and those that have floating or adjustable rates.

TABLE 8—LOAN MATURITIES AND PRICE SENSITIVITY

(Dollars in thousands)

	Due in 1 Year or Less	Due After 1 Year to 5 Years	Due after 5 Years	Total
Commercial and industrial	$16,174	$14,057	$24,730	$54,961
Commercial real estate	8,750	13,074	158,081	179,905
Agricultural	15,845	3,515	14,319	33,679

Total	$40,769	$30,646	$197,130	$268,545

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and industrial	$11,131	$27,656	$38,787
Commercial real estate	16,970	154,185	171,155
Agricultural	2,895	14,939	17,834

Total	$30,996	$196,780	$227,776

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31 for each of the last five years:

TABLE 9—NON-PERFORMING ASSETS

(Dollars in thousands)

	2012	2011	2010	2009	2008
Non-accrual loans	$9,815	$12,007	$9,490	$6,857	$2,982
Accruing loans 90 days or more past due	778	133	1,037	19	200
Other real estate owned	1,327	3,520	4,254	3,455	321

Total non-performing assets	$11,920	$15,660	$15,238	$10,331	$3,503

Troubled debt restructurings, accruing	$2,382	$2,050	$457	$0	$0
RATIOS
Non-performing assets to total loans and other real estate owned	2.96%	3.84%	3.63%	2.59%	1.04%
Ratio of loan loss allowance to non-performing loans	45%	38%	34%	55%	107%

The Company’s policy is to place a commercial loan on non-accrual status when it reaches 90 days past due and any of the following conditions exist: 1) the borrower cannot meet the payment obligations under the loan; 2) full payment of principal and interest is not expected; 3) the borrower has filed for bankruptcy and a plan of reorganization or liquidation is not imminent; or 4) foreclosure action has been initiated. All other loans are typically placed on non-accrual status when legal action or charge-off is anticipated but no later than 120 days past due. The amount of non-accrual loans was $9.8 million at year-end 2012, compared to $12.0 million at year-end 2011. During 2012, the Bank charged down $2.1 million on one commercial loan and two commercial real estate loans that were on nonaccrual at December 31, 2011. Of these three loans, two were completely resolved and one was charged down based on an auction price on the real estate securing the loan. Of the total non-accrual loans outstanding at December 31, 2012, $8.4 million are commercial and commercial real estate loans with $4.4 million in outstanding balances relating to four commercial loan relationships. The largest of these relationships totals approximately $3.2 million and includes a $2.5 million operating line which matured and was put on nonaccrual. The Bank and other creditors are developing a workout plan and monitoring the borrower’s continuing activities, but the Bank has specifically reserved for potential reduced cash flow from the borrower.

The other three relationships are loans secured by commercial real estate, and the Bank has specifically reserved for a potential loss based on an appraisal or auction price. Nonaccrual loans secured by one- to four -family mortgages represent $1.1 million, or 21 loans, with the largest loan balance being $148,000. Although the ratio of loan loss allowance to non-performing loans has declined from 107% at December 31, 2008 to 45% at December 31, 2012, the specific analysis of projected cash flows from business operations and estimated collateral values indicates the specific reserves on these loans are adequate. In addition, approximately $1.8 million in nonaccrual loans and $8,000 in other real estate owned at December 31, 2012 are covered under the FDIC loss share agreement.

At December 31, 2012, other real estate owned (“OREO”) was $1.3 million, compared to $3.5 million at December 31, 2011. OREO mainly consisted of three undeveloped residential development lots and one commercial lot acquired in the CNB acquisition.

No interest income was recognized in 2012 on non-accrual loans outstanding at December 31, 2012. Had the non-accrual loans been accruing, the interest income recognized would have been approximately $709,000. Interest income of $138,000 was recognized in 2012 on accruing, restructured loans outstanding at December 31, 2012.

As of December 31, 2012, other than the loans identified in Table 9, the Company is not aware of any other loans with possible credit problems of borrowers which causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

ALLOWANCE FOR LOAN LOSSES

TABLE 10—ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008
Balance at beginning of period	$4,668	$3,714	$3,776	$3,411	$3,594
Charge-offs:
Commercial and industrial	(1,513)	(350)	(102)	(206)	(69)
Commercial real estate	(2,239)	(1,300)	(1,071)	(616)	(155)
Agricultural	0	(2)	0	(4)	0
Residential real estate	(504)	(402)	(500)	(172)	(124)
Installment	(109)	(198)	(207)	(425)	(530)

Total charge-offs	(4,365)	(2,252)	(1,880)	(1,423)	(878)

Recoveries:
Commercial and industrial	7	16	5	18	22
Commercial real estate	59	167	81	18	50
Agricultural	3	6	8	22	34
Residential real estate	27	12	17	36	32
Installment	74	70	97	144	157

Total recoveries	170	271	208	238	295

Net charge-offs	(4,195)	(1,981)	(1,672)	(1,185)	(583)
Provision for loan losses	4,287	2,935	1,610	1,550	400

Balance at end of period	$4,760	$4,668	$3,714	$3,776	$3,411

Ratio of net charge-offs to average loans outstanding during the period	1.06%	0.49%	0.40%	0.36%	0.17%

Average loans outstanding	$397,203	$405,809	$419,701	$332,281	$343,453

The provision for loan losses is based on management’s evaluation of the loan loss allowance considering specific loan reserves, general reserves related to charge-off experience and current economic conditions. The provision for loan losses for 2012 was $4,287,000, compared to $2,935,000 in 2011. For the year, net charge-offs were $4,195,000 in 2012, compared to $1,981,000 in 2011. Charge-offs in 2012 increased primarily due to the charge-off in the first quarter of 2012 of one commercial loan for $850,000. This loan was specifically reserved for at December 31, 2011. In addition, one commercial real estate loan was charged off in the fourth quarter of 2012 for $745,000 and another commercial real estate loan was charged down $498,000 in the fourth quarter of 2012 based on an auction price. Both commercial real estate loans had total specific reserves of approximately $423,000 at December 31, 2011.

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

Table 11 shows the allocation of the allowance for loan losses as of December 31, 2008 through 2012. In 2012, more of the allowance was allocated to the commercial portfolio due to increased charge offs on problem commercial loans. More allowance was allocated to the residential real estate portfolio in 2012 due to increasing outstanding loan balances. The allowance for agricultural loans declined in 2012 due to a change in allowance calculation methodology, which now uses actual loss trends on agricultural loans. In the past, loss trends on commercial loans were used on agricultural loans.

TABLE 11—ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008
Commercial and industrial	$1,697	$1,380	$474	$481	$194
Commercial real estate	2,285	2,372	2,057	2,468	1,672
Agricultural	85	231	184	112	39
Residential real estate	659	568	865	506	1,210
Installment	34	117	134	209	276

Total	$4,760	$4,668	$3,714	$3,776	$3,411

Percent of loans in each category to total loans
Commercial and industrial	36%	30%	13%	14%	15%
Commercial real estate	48	51	55	36	31
Agricultural	2	5	5	7	8
Residential real estate	14	12	23	39	39
Installment	1	2	4	4	7

Total	100%	100%	100%	100%	100%

OTHER ASSETS

In September 2000, $10 million was used to purchase bank owned life insurance with a cash surrender value that increases tax-free at a current adjustable rate of approximately 3%. At December 31, 2012, the cash surrender value was $15.6 million.

At December 31, 2012, core deposit intangibles were $556,000, of which $448,000 relates to the CNB acquisition and $108,000 relates to the ANB acquisition, and goodwill was $3.6 million. The core deposit intangibles are amortized over the expected life of the related core deposits, and the goodwill is tested annually for impairment.

In 2012 and 2011, no goodwill was expensed due to impairment of value. In both years, most publicly-traded financial institutions experienced a significant decline in the market value of their stock due to the global financial crisis, including the Company. Management considered the market value of the stock in evaluating goodwill impairment, but also evaluated the economic value of equity using discounted cash flows and recent acquisition prices for community-oriented banks. Both the economic value calculation and comparison with acquisition prices exceeded the book value of the Company, including the goodwill. As a result, management concluded that the goodwill was not impaired. At December 31, 2012, the market value of the Company’s stock was $17.04, which was less than its book value of $20.70.

LIABILITIES

DEPOSITS

Table 12 presents a summary of period end deposit balances. Total deposits declined $21.8 million from December 31, 2011 to December 31, 2012 and $3.0 million from December 31, 2010 to December 31, 2011. As loan volume declined in 2011 and 2012, the Company was not aggressive in seeking significant deposit growth, maintaining deposit rates in the middle of the local market. Customers did continue to move deposits to more liquid, interest-bearing accounts such as NOW, savings and money market accounts, while balances in time deposits declined.

Throughout the last five years, the Federal Reserve Board maintained lower managed interest rates throughout the country. The accounts immediately affected by lower rates were NOW and money market accounts. For certificates of deposit, the decline in rates did not occur as quickly due to the timing of maturities. Additionally, other banks in some of our markets maintained higher rates to meet their liquidity needs. Although we experienced some loss in accounts due to higher competitive rates, the impact on our core deposits was minimal. Core deposits remained at 95.2% and 93.6% of total deposits at December 31, 2012 and 2011. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company had approximately $1.3 million of brokered deposits at December 31, 2012 through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS allows the Bank to offer FDIC insurance to local certificate customers in excess of the $250,000 limit through a national relationship with other banks. The amount of deposits currently from outside the Company’s market area is not significant.

TABLE 12—DEPOSITS

	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$105,535	19%	$97,732	17%	$105,187	18%
NOW	135,969	24	125,374	22	108,944	19
Savings	79,282	14	71,923	12	65,345	11
Money market	117,790	21	134,227	23	118,484	20
CD’s less than $100,000	94,001	17	115,130	20	138,196	24
CD’s $100,000 and over	26,991	5	36,997	6	48,217	8

Total	$559,568	100%	$581,383	100%	$584,373	100%

The following table sets forth the dollar amount of time deposits maturing in the periods indicated:

TABLE 13—MATURITY OF TIME DEPOSITS

(Dollars in thousands)

	$100,000 or More	Less than $100,000	Total
Three months or less	$6,322	$14,147	$20,469
Over 3 months to 6 months	6,049	19,696	25,745
Over 6 months to 12 months	5,010	20,031	25,041
Over twelve months	9,610	40,127	49,737

Total	$26,991	$94,001	$120,992

OTHER BORROWINGS

At December 31, 2012, the Bank had outstanding $5.0 million of total borrowings from the FHLB. This advance is at a fixed rate of interest of 2.82% and matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment. One advance of $12.0 million was paid off in January 2011. At December 31, 2012, the Company had no short-term borrowings. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated:

TABLE 14—SHORT-TERM BORROWINGS

(Dollars in thousands)

	December 31,
	2012	2011	2010
Amount of short-term borrowings outstanding at end of period	$0	$0	$12,779
Maximum amount of short-term borrowings outstanding at any month end during period	$0	$10,507	$25,323
Average amount of short-term borrowings outstanding during period	$56	$1,284	$12,164
Weighted average interest rate of short-term borrowings during period	0.25%	2.43%	4.83%
Weighted average interest rate of short-term borrowings at end of period	0%	0%	4.92%

On June 25, 2007, the Company participated in a securities sale commonly referred to as a “pooled trust preferred securities offering”. In that offering, the Company issued to a trust controlled by the Company $10.3 million in thirty-year debt securities. These securities had a fixed rate of 7.071% through September 6, 2012. These securities currently reprice quarterly at the rate of 1.50% over the three-month LIBOR rate, which is at 1.81% at December 31, 2012. The securities issued by the Company are classified as Tier I capital for regulatory purposes, and the interest is deductible for federal income tax purposes.

The Company has a line of credit of $30.0 million with the Federal Home Loan Bank of Cincinnati and two lines of credit with two other correspondent banks totaling $14.0 million at December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2012, NB&T Financial met all of its capital requirements with a total risk-based capital ratio of 19.51%, a Tier 1 risk-based capital ratio of 18.35%, and a Tier 1 leverage ratio of 11.27%. For further information regarding NB&T Financial’s capital, see Note 15 to the Financial Statements in Item 8 of this annual report. Federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. The final form of such regulations and their impact on the Company are unknown at this time.

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

The loan to deposit ratio at December 31, 2012, was 71.9%, compared to 69.6% at December 31, 2011. Loans to total assets were 61.8% at the end of 2012, compared to 59.9% at the same time last year. At December 31, 2012, the Company had $50.0 million in interest-bearing deposits. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 54.2% of the investment portfolio consists of mortgage-backed securities which provide monthly principal and interest cash flow. Approximately 46.4% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The expiration of the Dodd-Frank Act provision of unlimited FDIC insurance on non-interest bearing transaction accounts effective December 31, 2012 has necessitated the Company’s pledging of additional amounts of securities to secure public deposits. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 95.2% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with two correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

The Bank uses simulation models to manage interest rate risk. In the Bank’s simulation models, each asset and liability balance is projected over a two-year horizon. Net interest income is then projected over a two-year horizon based on expected cash flows and projected interest rates under a stable rate scenario and analyzed on a monthly basis. The results of this analysis are used in decisions made concerning pricing strategies for loans and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy. The Bank’s current one-year simulation model under stable rates indicates increasing yields on interest-earning assets will exceed increasing costs of interest-bearing liabilities. This position could have a positive effect on projected net interest margin over the next twelve months.

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a one year period and also for immediate rate shocks. Historically, simulation models would also be performed for similar basis point decreases. However, these decreasing rate changes are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at December 31, 2012, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200, 300 and 400 basis points.

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

	Two Year Net Interest Income Change			Economic Value of Equity Change
Rate Ramp	Year End 2012	ALCO Guideline		Year End 2012	ALCO Guideline
+400	9.8%	±	20%	4.2%	±	30%
+300	7.6	±	15	4.2	±	20
+200	5.2	±	10	4.6	±	15
+100	2.3	±	5	3.2	±	10
-100	NA	±	5	NA	±	10
-200	NA	±	10	NA	±	15
-300	NA	±	15	NA	±	20
-400	NA	±	20	NA	±	30

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2012. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Goodwill and Other Intangibles—The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by the “Intangibles—Goodwill & Other” topic of the FASB Accounting Standards Codification. Goodwill is subject, at a minimum, to annual tests for impairment. Testing includes evaluating the current market price of the stock versus book value, the current economic value of equity versus current book value, and recent market sales of financial institutions. Based on the review of all three factors, management has concluded goodwill is not impaired. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2012.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ John J. Limbert	/s/ Craig F. Fortin
President & Chief Executive Officer March 19, 2013	Chief Financial Officer March 19, 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NB&T Financial Group, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 19, 2013

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(Dollars in Thousands)

	2012	2011
Assets
Cash and due from banks	$14,085	$13,861
Interest-bearing deposits	50,002	61,441
Federal funds sold	422	366

Cash and cash equivalents	64,509	75,668

Available-for-sale securities	133,020	139,744
Loans held for sale	255	0
Loans, net of allowance for loan losses of $4,760 and $4,668 at December 31, 2012 and 2011, respectively	397,169	399,801
Premises and equipment	18,417	18,934
Federal Reserve and Federal Home Loan Bank stock	10,030	10,025
Earned income receivable	2,732	2,948
Goodwill	3,625	3,625
Core deposits and other intangibles	556	831
Bank-owned life insurance	15,644	15,488
Other real estate owned	1,327	3,520
FDIC loss share receivable	1,340	1,928
Other	2,451	3,076

Total assets	$651,075	$675,588

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$105,535	$97,732
Savings, NOW and money market	333,041	331,524
Time	120,992	152,127

Total deposits	559,568	581,383

Long-term debt	15,310	15,310
Interest payable and other liabilities	5,377	8,105

Total liabilities	580,255	604,798

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares	1,000	1,000
Additional paid-in capital	12,440	12,183
Retained earnings	59,683	59,913
Accumulated other comprehensive income	2,333	2,208
Treasury stock, at cost
Common; 2012—397,370 shares, 2011—395,698 shares	(4,636)	(4,514)

Total stockholders’ equity	70,820	70,790

Total liabilities and stockholders’ equity	$651,075	$675,588

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands, except per share amounts)

	2012	2011	2010
Interest and Dividend Income
Loans	$21,808	$23,873	$26,228
Securities
Taxable	1,975	3,302	4,212
Tax-exempt	835	384	587
Federal funds sold	0	0	1
Dividends on Federal Home Loan and Federal Reserve Bank stock	461	443	450
Deposits with financial institutions	200	170	135

Total interest and dividend income	25,279	28,172	31,613

Interest Expense
Deposits	2,470	3,832	5,277
Short-term borrowings	0	31	588
Long-term debt	699	871	1,468

Total interest expense	3,169	4,734	7,333

Net Interest Income	22,110	23,438	24,280
Provision for Loan Losses	4,287	2,935	1,610

Net Interest Income After Provision for Loan Losses	17,823	20,503	22,670

Noninterest Income
Trust income	1,124	1,030	936
Service charges on deposits	3,212	2,929	2,873
Other service charges and fees	2,076	1,925	1,659
Investment services commissions	361	396	362
Net realized gains on sales of available-for-sale securities	1,174	1,820	0
Income from bank owned life insurance	478	486	479
Death benefit in excess of life insurance cash value	359	0	0
Gain on bargain purchase	0	0	7,572
Gain on sale of insurance agency	0	0	1,390
Other-than-temporary losses on investments:
Total other-than-temporary losses	(35)	0	(148)
Portion of loss recognized in other comprehensive income (before taxes)	0	0	98

Net impairment losses recognized in earnings	(35)	0	(50)
Other	1,792	1,138	1,176

Total noninterest income	10,541	9,724	16,397

Noninterest Expense
Salaries and employee benefits	$11,263	$11,971	$13,448
Net occupancy expense	2,259	2,382	2,484
Equipment expense	1,426	1,480	1,441
Data processing fees	1,740	1,611	1,651
Professional fees	1,647	1,867	1,932
Marketing expense	500	648	677
Printing, postage and supplies	674	834	864
State franchise tax	907	829	842
FDIC insurance	512	622	846
Amortization of intangibles	275	353	396
Net costs of operation of other real estate	922	1,259	281
Other	1,369	1,267	1,596

Total non-interest expense	23,494	25,123	26,458

Income Before Income Tax	4,870	5,104	12,609
Provision for Income Taxes	993	1,303	3,800

Net Income	$3,877	$3,801	$8,809

Basic Earnings Per Share	$1.13	$1.11	$2.58

Diluted Earnings Per Share	$1.13	$1.11	$2.58

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010
Net income	$3,877	$3,801	$8,809
Other comprehensive income (loss), before tax effect:
Unrealized gains on securities available for sale	1,172	1,706	1,137
Net unrealized gain on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	156	0	240
Reclassification of amount realized in income	(1,139)	(1,820)	50

Other comprehensive income (loss), before tax effect	189	(114)	1,427
Tax expense (credit)	64	(39)	484

Other comprehensive income (loss)	125	(75)	943

Comprehensive Income	$4,002	$3,726	$9,752

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2010	$1,000	$11,765	$55,390	$(359)	$1,340	$(4,651)	$64,485
Net income	0	0	8,809	0	0	0	8,809
Other comprehensive income	0	0	0	0	943	0	943
Dividends on common stock, $1.17 per share	0	0	(3,978)	0	0	0	(3,978)
Stock options exercised	0	76	0	0	0	153	229
Stock options expense	0	145	0	0	0	0	145
ESOP shares earned	0	27	0	359	0	0	386

Balance, December 31, 2010	1,000	12,013	60,221	0	2,283	(4,498)	71,019

Net income	0	0	3,801	0	0	0	3,801
Other comprehensive loss	0	0	0	0	(75)	0	(75)
Dividends on common stock, $1.20 per share	0	0	(4,109)	0	0	0	(4,109)
Purchase of stock (910 shares)	0	0	0	0	0	(16)	(16)
Stock options expense	0	170	0	0	0	0	170

Balance, December 31, 2011	1,000	12,183	59,913	0	2,208	(4,514)	70,790

Net income	0	0	3,877	0	0	0	3,877
Other comprehensive income	0	0	0	0	125	0	125
Dividends on common stock, $1.20 per share	0	0	(4,107)	0	0	0	(4,107)
Stock options exercised	0	14	0	0	0	38	52
Purchase of stock (14,866 shares)	0	0	0	0	0	(276)	(276)
Sale of stock (9,966 shares)	0	69	0	0	0	116	185
Stock options expense	0	174	0	0	0	0	174

Balance, December 31, 2012	$1,000	$12,440	$59,683	$0	$2,333	$(4,636)	$70,820

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010
Operating Activities
Net income	$3,877	$3,801	$8,809
Items not requiring (providing) cash:
Depreciation and amortization	1,630	1,748	1,749
Provision for loan losses	4,287	2,935	1,610
Amortization of premiums and discounts on securities	3,560	2,351	1,369
Increase in cash surrender value on bank owned life insurance	(478)	(486)	(479)
Death benefit in excess of life insurance cash value	(359)	0	0
Gain on bargain purchase	0	0	(7,572)
Gain on sale of insurance agency	0	0	(1,390)
Proceeds from FDIC loss share receivable	588	163	1,290
ESOP shares earned	0	0	359
Stock options expense	174	170	145
Deferred income taxes	(227)	40	2,813
Proceeds from sale of loans held for sale	8,081	11,753	16,988
Originations of loans held for sale	(8,277)	(11,020)	(17,295)
Gain from sale of loans	(59)	(45)	(107)
Impairment loss on other real estate	551	506	60
(Gain) loss on sale of other real estate	73	226	(37)
(Gain) loss on sale of fixed assets	(7)	108	30
Other-than-temporary impairment of available-for-sale securities	35	0	50
Net realized gains on available-for-sale securities	(1,174)	(1,820)	0
Changes in:
Interest receivable	215	(39)	265
Other assets	625	1,068	5,539
Interest payable and other liabilities	(1,539)	967	(2,027)

Net cash provided by operating activities	11,576	12,426	12,169

Investing Activities
Purchases of available-for-sale securities	(62,153)	(113,670)	(96,189)
Proceeds from sales of available-for-sale securities	14,845	45,396	0
Proceeds from maturities of available-for-sale securities	51,801	61,740	104,771
(Purchase) sales of Federal Reserve Bank stock	(5)	(4)	2
Proceeds from death benefit on bank owned life insurance	680	0	0
Net change in loans	(2,510)	6,153	17,861
Net cash acquired from acquisitions, including $9,493 proceeds from FDIC in 2010	0	0	25,821
Proceeds from sale of insurance agency	0	0	2,276
Proceeds from sale of other real estate	2,426	2,003	484
Purchases of premises and equipment	(857)	(587)	(1,457)
Proceeds on sales of premises and equipment	26	354	10

Net cash provided by investing activities	4,253	1,385	53,579

Financing Activities
Net increase in demand deposits, money market, now and savings accounts	9,320	31,296	34,510
Net decrease in certificates of deposit	(31,135)	(34,286)	(56,230)
Repayment of short-term borrowings	0	(12,779)	(12,127)
Proceeds from stock options exercised	52	0	229
Purchase of treasury stock	(276)	(16)	0
Sale of treasury stock	185	0	0
Dividends paid	(5,134)	(4,109)	(3,978)

Net cash used in financing activities	(26,988)	(19,894)	(37,596)

Increase (Decrease) in Cash and Cash Equivalents	(11,159)	(6,083)	28,152
Cash and Cash Equivalents, Beginning of Year	75,668	81,751	53,599

Cash and Cash Equivalents, End of Year	$64,509	$75,668	$81,751

Supplemental Cash Flows Information
Interest paid	$3,263	$4,884	$7,469
Income taxes paid (net of refunds)	1,498	593	1,005
Assets acquired in business combination	0	0	72,313
Liabilities assumed in business combination	0	0	67,316
Transfers of loans into other real estate owned	857	2,001	1,306

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (the “Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”), NB&T Insurance Group, Inc. (the “Group”), and NB&T Statutory Trust III (“Trust III”). In accordance with the Consolidation topic of the FASB Accounting Standards Codification (“ASC”), Trust III is not consolidated into these financial statements. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Brown, Clermont, Clinton, Highland, Montgomery and Warren counties in Ohio. The Bank offers certain investment products through its wholly-owned subsidiary, the Group, Inc. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash equivalents consisted primarily of interest-bearing accounts with the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati and non-interest bearing cash accounts with other financial institutions.

All non-interest bearing cash accounts held at other FDIC-insured financial institutions are fully guaranteed by the FDIC for the entire amount through December 31, 2012. Beginning January 1, 2013, non-interest bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

Currently, FDIC insurance limits are $250,000 on interest-bearing accounts. At December 31, 2012, the Company’s interest-bearing cash accounts exceeded federally insured limits by $49,675,000. Of that amount, $49,500,000 was held at the Federal Reserve Bank.

Securities

The Company classifies all securities as available-for-sale securities, which are carried at fair value. The Company has no immediate plan to sell but may sell securities in the future. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are recorded on the trade date and are determined on the specific-identification method.

The Company handles other-than-temporary impairment in the securities portfolio in accordance with current accounting standards (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

As a result of this guidance, available-for-sale debt securities that management has no intent to sell and believes it is more likely than not the debt security will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

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

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In this scenario, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

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

Federal Reserve and Federal Home Loan Bank Stock

Federal Reserve and Federal Home Loan Bank stock are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.

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

Reclassifications

Certain reclassifications have been made to the 2011 and 2010 financial statements to conform to the 2012 financial statement presentation. These reclassifications had no effect on net income.

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

At December 31, 2012, the Company held $179,905,000 in commercial real estate loans collateralized by commercial and development real estate predominantly in Ohio. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Furthermore, the Company’s regulators could require material

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

Note 2: Effect of Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which contains amendments explaining further how to measure fair value. The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or a financial instrument. The amendments also require disclosures about quantitative information about the unobservable inputs in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective for periods beginning after December 15, 2011. These disclosures are included in the December 31, 2012 financial statements.

The FASB issued Accounting Standards Updates No. 2011-05 and 2011-12, which increase the prominence of other comprehensive income (“OCI”) in the financial statements, no longer allowing OCI to be presented in the Statement of Stockholders’ Equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included a separate Statement of Comprehensive Income in the December 31, 2012 financial statements.

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

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-06, Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (i.e., the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). For public and nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Adoption of this standard has not had a significant impact on the valuation of the FDIC loss share receivable indemnification asset currently on the Company’s balance sheet.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

Note 3: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2012 was $5,612,000.

Note 4: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2012:
U.S. government sponsored entities	$19,668	$414	$(0)	$20,082
Mortgage-backed securities:
U.S. Government sponsored entities-residential	66,735	1,389	(49)	68,075
Private label-residential	3,945	131	(53)	4,023
State and political subdivisions	39,137	1,816	(113)	40,840

	$129,485	$3,750	$(215)	$133,020

December 31, 2011:
U.S. government sponsored entities	$6,321	$113	$(0)	$6,434
Mortgage-backed securities:
U.S. Government sponsored entities-residential	97,203	2,080	(115)	99,168
Private label-residential	6,997	213	(268)	6,942
State and political subdivisions	25,878	1,322	(0)	27,200

	$136,399	$3,728	$(383)	$139,744

The amortized cost and fair value of securities available for sale at December 31, 2012, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$3,478	$3,517
One to five years	12,324	12,637
Five to ten years	9,874	10,378
After ten years	33,129	34,390

	58,805	60,922
Mortgage-backed securities	70,680	72,098

Totals	$129,485	$133,020

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $61,727,000 at December 31, 2012, and $76,915,000 at December 31, 2011.

Gross gains of $1,174,000 resulting from sales of available-for sale securities were realized during 2012. In 2011, gross gains of $1,830,000 and gross losses of $10,000 resulting from sales of available-for sale securities were realized. Gross gains are determined under the specific identification method.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. These declines primarily resulted from recent changes in market interest rates, failure of certain investments to maintain consistent credit quality ratings, changes in the market’s perception of the current risks or failure to meet projected earnings targets.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2012
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$12,902	$(48)	$1,352	$(1)	$14,254	$(49)
Private label-residential	0	0	604	(53)	672	(53)
Municipal securities	6,656	(113)	0	0	6,656	(113)

Total Securities	$19,626	$(161)	$1,956	$(54)	$21,582	$(215)

December 31, 2011
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$22,560	$(115)	$0	$0	$22,560	$(115)
Private label-residential	1,364	(24)	525	(244)	1,889	(268)
Municipal securities	0	0	0	0	0	0

Total Securities	$23,924	$(139)	$525	$(244)	$24,449	$(383)

The unrealized losses outstanding 12 months or more of $53,000 at December 31, 2012 is due to one private-label collateralized mortgage obligation, which has been downgraded by three major bond rating agencies. Based on management’s review of the underlying collateral performance and estimate of projected future cash flows, the Company recognized an other-than-temporary impairment charge of $35,000 in 2012 and $200,000 in prior periods. In 2012, approximately $34,000 of losses were realized on this security with total realized losses through December 31, 2012 totaling approximately $116,000. These losses were in line with prior period loss projections.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

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

For those securities for which an other-than-temporary impairment was determined to have occurred as of December 31, 2012 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings. The table shows the projected weighted average default rates and loss severities for the recent-vintage private-label mortgage-backed securities portfolios at December 31, 2012.

	Default Rate	Severity
Alt-A	22.0%	62.4%

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

	Accumulated Credit Losses
	2012	2011	2010
Credit losses on debt securities held
Balance, beginning of year	$(118)	$(170)	$(150)
Additions related to other-than-temporary losses not previously recognized	(35)	0	(50)
Reductions related to losses realized which were previously recognized	34	52	30

Balance, end of period	$(119)	$(118)	$(170)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

Note 5: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31, 2012	December 31, 2011
Net unrealized gain on available-for-sale securities	$3,588	$3,589
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(53)	(244)

	3,535	3,345
Tax effect	1,202	1,137

Net-of-tax amount	$2,333	$2,208

Note 6: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2012	2011
Commercial and industrial	$54,961	$67,298
Commercial real estate	179,905	180,257
Agricultural	33,679	32,460
Residential real estate	127,007	116,283
Consumer	6,319	8,257

Total loans	401,871	404,555
Less: Net deferred loan fees, premiums and discounts	58	(86)
Allowance for loan losses	(4,760)	(4,668)

Net loans	$397,169	$399,801

The risk characteristics of each significant loan portfolio segment are as follows:

Commercial and Industrial

Commercial and industrial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

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

Residential and Consumer

Residential and consumer loans consist of two segments—residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

The following tables present the balance of the allowance for loan losses based on portfolio segment for the years ended December 31, 2012 and December 31, 2011(thousands):

Allowance for loan losses:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
January 1, 2011	$474	$2,057	$184	$528	$337	$134	$3,714
Charge-offs	(350)	(1,300)	(2)	(262)	(140)	(198)	(2,252)
Recoveries	16	167	6	9	3	70	271
Provision	1,240	1,448	43	98	(5)	111	2,935

December 31, 2011	$1,380	$2,372	$231	$373	$195	$117	$4,668

Charge-offs	(1,513)	(2,239)	—	(343)	(161)	(109)	(4,365)
Recoveries	7	59	3	15	12	74	170
Provision	1,823	2,093	(149)	415	153	(48)	4,287

December 31, 2012	$1,697	$2,285	$85	$460	$199	$34	$4,760

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012 and December 31, 2011 (thousands):

December 31, 2012

	Evaluated for Impairment
	Individually	Collectively	Total
Allowance for loan losses:
Commercial	$1,029	$668	$1,697
Commercial Real Estate	413	1,872	2,285
Agricultural	0	85	85
Residential—1-4 Family	1	459	460
Residential—Home equity	0	199	199
Consumer	0	34	34

Total	$1,443	$3,317	$4,760

Loans:
Commercial	$4,489	$50,472	$54,961
Commercial Real Estate	5,524	174,381	179,905
Agricultural	75	33,604	33,679
Residential—1-4 Family	1,008	95,659	96,667
Residential—Home equity	36	30,304	30,340
Consumer	16	6,303	6,319

Total	$11,148	$390,723	$401,871

December 31, 2011
Allowance for loan losses:
Commercial	$1,014	$366	$1,380
Commercial Real Estate	988	1,384	2,372
Agricultural	0	231	231
Residential—1-4 Family	0	373	373
Residential—Home equity	0	195	195
Consumer	0	117	117

Total	$2,002	$2,666	$4,668

Loans:
Commercial	$3,077	$64,221	$67,298
Commercial Real Estate	7,193	173,064	180,257
Agricultural	0	32,460	32,460
Residential—1-4 Family	997	84,257	85,254
Residential—Home equity	0	31,029	31,029
Consumer	0	8,257	8,257

Total	$11,267	$393,288	$404,555

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

The following table presents the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of December 31, 2012 and December 31, 2011 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	2012	2011	2012	2011	2012	2011
December 31,
Pass	$47,481	$57,422	$161,671	$158,142	$33,378	$32,192
Other Assets Especially Mentioned	2,647	1,972	3,983	5,960	226	0
Substandard	4,687	7,758	14,251	16,012	75	268
Doubtful	146	146	0	143	0	0
Non-rated	0	0	0	0	0	0

Total	$54,961	$67,298	$179,905	$180,257	$33,679	$32,460

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential-Home Equity		Consumer
	2012	2011	2012	2011	2012	2011
December 31,
Pass	$94,262	$82,030	$30,110	$30,729	$6,295	$8,219
Substandard	2,405	3,224	230	300	24	38

Total	$96,667	$85,254	$30,340	$31,029	$6,319	$8,257

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

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

The following tables present the Company’s past due and non-accrual loans as of December 31, 2012 and December 31, 2011 (thousands):

December 31, 2012:

	Past Due Days				Current	Total Financing Receivables	90+ Days & Accruing	Non- accrual
	30-59	60-89	90+	Total
Commercial	$65	$91	$4,594	$4,750	$50,211	$54,961	$620	$4,418
Commercial Real Estate	602	26	3,590	4,218	175,687	179,905	0	3,950
Agricultural	—	0	53	53	33,626	33,679	0	75
Residential—1 to 4 Family	460	24	540	1,024	95,643	96,667	134	1,116
Residential—Home Equity	54	3	173	230	30,110	30,340	24	196
Consumer	22	38	10	70	6,249	6,319	0	60

Total	$1,203	$182	$8,960	$10,345	$391,526	$401,871	$778	$9,815

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

December 31, 2011:

	Past Due Days				Current	Total Financing Receivables	90+ Days & Accruing	Non- accrual
	30-59	60-89	90+	Total
Commercial	$263	$1,640	$2,076	$3,979	$63,319	$67,298	$0	$3,406
Commercial Real Estate	393	1,363	4,411	6,167	174,090	180,257	0	5,695
Agricultural	90	0	41	131	32,329	32,460	0	41
Residential—1 to 4 Family	1,142	431	810	2,383	82,871	85,254	116	2,442
Residential—Home Equity	171	99	118	388	30,641	31,029	17	275
Consumer	74	53	119	246	8,011	8,257	0	148

Total	$2,133	$3,586	$7,575	$13,294	$391,261	$404,555	$133	$12,007

The following tables present impaired loan information at and for the years ended December 31, 2012 and 2011 and the related allowance for loan losses. Interest income recognized is not materially different than interest income that would have been recognized on a cash basis (thousands):

December 31, 2012:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,255	$1,571	$0	$1,218	$5
Commercial real estate	3,940	4,145	0	4,744	202
Agricultural	75	87	0	45	0
Residential—1 to 4 Family	1,008	1,126	0	1,293	38
Residential—Home equity	36	40	0	28	0
Consumer	16	16	0	12	0
With an allowance recorded:
Commercial	$3,234	$3,290	$1,029	$3,264	$0
Commercial real estate	1,584	1,665	413	3,928	0
Agricultural	0	0	0	9	0
Residential—1 to 4 Family	0	80	1	40	0
Residential—Home equity	0	0	0	0	0
Consumer	0	2	0	1	0
Total:
Commercial	$4,489	$4,861	$1,029	$4,482	$5
Commercial real estate	5,524	5,810	413	8,672	202
Agricultural	75	87	0	54	0
Residential—1 to 4 Family	1,008	1,206	1	1,333	38
Residential—Home equity	36	40	0	28	0
Consumer	16	18	0	12	0

	$11,148	$12,022	$1,443	$14,581	$245

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

December 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$856	$894	$0	$982	$0
Commercial real estate	4,006	4,112	0	3,659	136
Agricultural	0	0	0	0	0
Residential—1 to 4 Family	997	997	0	1,105	51
Residential—Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
With an allowance recorded:
Commercial	$2,221	$2,251	$1,014	$1,090	$0
Commercial real estate	3,187	3,316	988	2,191	0
Agricultural	0	0	0	0	0
Residential—1 to 4 Family	0	0	0	0	0
Residential—Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
Total:
Commercial	$3,077	$3,145	$1,014	$2,072	$0
Commercial real estate	7,193	7,428	988	5,850	136
Agricultural	0	0	0	0	0
Residential—1 to 4 Family	997	997	0	1,105	51
Residential—Home equity	0	0	0	0	0
Consumer	0	0	0	0	0

	$11,267	$11,570	$2,002	$9,027	$187

December 31, 2010:	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$814	$19
Commercial real estate	7,638	526
Agricultural	33	0
Residential—1 to 4 Family	411	38
Residential—Home equity	0	0
Consumer	0	0
With an allowance recorded:
Commercial	$0	$0
Commercial real estate	0	0
Agricultural	0	0
Residential—1 to 4 Family	0	0
Residential—Home equity	0	0
Consumer
Total:
Commercial	$814	$19
Commercial real estate	7,638	526
Agricultural	33	0
Residential—1 to 4 Family	411	38
Residential—Home equity	0	0
Consumer	0	0

	$8,896	$583

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment: (dollars in thousands):

Newly classified troubled debt restructurings (dollars in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre-Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	3	$473	$399	1	$89	$88
Commercial real estate	0	0	0	2	1,681	1,603
Residential	1	42	36	1	105	105
Consumer	2	20	16	0	0	0

The following table provides information on how restructured loans were modified during the years ended December 31, 2012 and 2011 (dollars in thousands):

	Years Ended
	December 31, 2012			December 31, 2011
	Recorded Investment	Amount charged off	Allowance Increased	Recorded Investment	Amount charged off	Allowance Increased
Extended Maturities	$451	$0	$0	$1,708	$65	$53
Adjusted Interest Rates	0	0	0	$0	0	0
Lowered payment	0	0	0	$88	0	0
Reduced principal and lowered interest rate	0	0	0	$0	0	0

All TDRs are considered impaired loans. The Company considers TDRs that become 30 days or more past due under the modified terms as subsequently defaulted. The Company had the following TDR’s modified in the past twelve months that subsequently defaulted during the years ended December 31, 2012 and December 31, 2011 (dollars in thousands):

	Years Ending
	December 31, 2012		December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Consumer	1	$2	0	$0

The allowance for loan loss on the above restructured loan is based on present value of future expected cash flows and takes into account the past due payments.

The Company acquired loans through acquisition in 2010 and 2009. There was evidence of deterioration of credit quality since origination associated with these loans for which it was probable, at acquisition, that all contractually required payments would not be collected. As of December 31, 2012 and 2011, such acquired credit-impaired loans represent less than one percent of total loans and the disclosures required under ASC 310-30 are not considered material to the overall financial statements.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows (thousands):

	2012	2011
Land	$4,588	$4,588
Buildings and improvements	18,922	18,816
Leasehold improvements	420	420
Equipment	12,638	16,585

	$36,568	$40,409
Less accumulated depreciation and amortization	(18,151)	(21,475)

Net premises and equipment	$18,417	$18,934

Note 8: Operating Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $94,000, $80,000, and $91,000 for years 2012, 2011, and 2010, respectively. The minimum future lease payments for each of the next five years are as follows (thousands):

2013	$79
2014	69
2015	69
2016	38
2017	42

Note 9: Goodwill

All goodwill is allocated to the banking segment of the business and totaled $3,625,000 at December 31, 2012 and December 31, 2011.

Note 10: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2012 and 2011, were (thousands):

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,515	$(3,959)	$4,515	$(3,684)

Amortization expense for the years ended December 31, 2012, 2011 and 2010, was $275,000, $353,000 and $396,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2013	$220
2014	166
2015	111
2016	59
2017	0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

Note 11: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $26,991,000 on December 31, 2012, and $36,997,000 on December 31, 2011. At December 31, 2012, the scheduled maturities of time deposits were as follows (thousands):

2013	$71,256
2014	19,570
2015	9,820
2016	7,820
2017	5,191
Thereafter	7,335

$120,992

Included in time deposits at December 31, 2012 and 2011 were $1,325,000 and $1,608,000 respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC insurance limit without the inconvenience of having multi-banking relationships. Under the reciprocal program in which the Bank is currently participating, customers agree to allow the Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Bank also in insurable amounts under $250,000.

Note 12: Short-Term Borrowings

The Company had no short-term borrowings at December 31, 2012 or December 31, 2011.

The Company has a line of credit of $30.0 million with the Federal Home Loan Bank of Cincinnati and two lines of credit with two other correspondent banks totaling $14.0 million at December 31, 2012. The Company has also pledged $4.7 million of securities with the Federal Reserve Bank to secure discount window borrowing if necessary.

Note 13: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2012	2011
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	10,310	10,310

Total	$15,310	$15,310

The Federal Home Loan Bank advances are secured by a blanket pledge of certain mortgage loans totaling $106,067,938 at December 31, 2012. The advance of $5.0 million, at a fixed interest rate of 2.82%, matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment.

On June 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities were payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR, which was 1.81% at December 31, 2012. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

As of December 31, 2012 and 2011, the outstanding principal balance of the Capital Securities was $10,000,000. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 14: Income Taxes

The provision for income taxes includes these components (thousands):

	2012	2011	2010
Taxes currently payable	$1,220	$1,263	$987
Deferred income taxes	(227)	40	2,813

Income tax expense	$993	$1,303	$3,800

A reconciliation of income tax expense at the statutory rate to actual income tax expense is shown below (thousands):

	2012	2011	2010
Computed at the statutory rate (34%)	$1,656	$1,735	$4,287
Increase (decrease) resulting from
Tax exempt interest	(291)	(153)	(232)
ESOP dividend	(144)	(158)	(154)
Bank owned life insurance	(284)	(165)	(163)
Gain on sale of insurance agency	0	0	28
Other	56	44	34

Actual tax expense	$993	$1,303	$3,800

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2012	2011
Deferred tax assets
Allowance for loan losses	$1,563	$1,518
Accruals not currently deductible	235	246
AMT credit carry forward	0	286
Nonaccrual loan interest collected	280	289
Stock options not currently deductible	100	88
OREO expenses not currently deductible	403	385
Other-than-temporary impairment charge	37	40
Other	23	24

	2,641	2,876

Deferred tax liabilities
Deferred loan costs	(214)	(163)
Depreciation	(537)	(530)
FHLB stock dividends	(1,453)	(1,453)
Prepaid assets currently deductible	(53)	(164)
Unrealized gains on available-for-sale securities	(1,202)	(1,137)
ANB purchase	(1,423)	(1,827)
Non-taxable purchase accounting adjustments	(262)	(322)
Bad debt recapture	(131)	(229)
Intangible asset amortization	(544)	(379)
Other	(48)	(61)

	(5,867)	(6,265)

Net deferred tax liability	$(3,226)	$(3,389)

Note 15: Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Company and the Bank met all capital adequacy requirements to which they were subject.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

As of December 31, 2012, the Company and the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$79,975	19.51%	$32,791	8.0%	N/A	N/A
Bank	71,899	17.55	32,766	8.0	$40,957	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	75,215	18.35	16,396	4.0	N/A	N/A
Bank	67,139	16.39	16,383	4.0	24,574	6.0
Tier I Capital to Average Assets:
Consolidated	75,215	11.27	26,701	4.0	N/A	N/A
Bank	67,139	10.12	26,534	4.0	33,167	5.0
As of December 31, 2011
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$79,620	19.15%	$33,270	8.0%	N/A	N/A
Bank	71,285	17.16	33,242	8.0	$41,552	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	74,952	18.02	16,635	4.0	N/A	N/A
Bank	66,617	16.03	16,621	4.0	24,931	6.0
Tier I Capital to Average Assets:
Consolidated	74,952	11.03	27,185	4.0	N/A	N/A
Bank	66,617	9.87	27,009	4.0	33,762	5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2012, approximately $202,000 in retained earnings were available for dividend declaration without prior regulatory approval.

Note 16: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2012	2011
Balance, January 1	$3,011	$2,806
New loans	1,239	314
Payments	(95)	(109)
Other changes	(378)	0

Balance, December 31	$3,777	$3,011

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features. Other changes represent reclassification of loan previously reported as a related party transaction where the borrower is no longer a related party.

Deposits from related parties held by the Bank at December 31, 2012 and 2011 totaled $1,255,000 and $847,000 respectively.

Note 17: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank will match up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2012, 2011 and 2010 were $164,000, $195,000, and $222,000, respectively.

Also, the Bank has a deferred compensation agreement with one retired officer. The agreement provides level monthly or annual payments for twenty years after retirement. The charge to expense for the agreement was $45,000, $47,000 and $49,000 for 2012, 2011 and 2010, respectively. Such charges reflect the straight-line interest accrual using a 6.5% discount factor.

The Company sponsors an employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of borrowings from the Company. During 2010, all dividends on unallocated shares received by the ESOP were used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with the Compensation-Stock Compensation topic of the FASB ASC. In 2010, as shares were released from collateral, the Company reported compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. In December 2010, the Plan’s debt, which was due to mature in 2011, was paid in full and all remaining shares were released for allocation. There was no ESOP compensation expense in 2012 and 2011 due to all shares being fully allocated. ESOP compensation expense was $386,000 in 2010. Total ESOP shares, which were fully allocated, were 351,463 and 357,121, respectively, as of December 31, 2012 and 2011.

Note 18: Stock Option Plans

The Company adopted a new equity plan in 2006, which is shareholder approved and permits the Company to grant options, restricted stock or stock appreciation rights of up to 270,000 shares of common stock. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have a ten-year contractual term. The previous plan, which was terminated in 2006, still had options to purchase 42,500 shares outstanding at December 31, 2012. These options vest over five years. In addition, an option to purchase 30,000 shares was awarded to the Company’s President upon his employment, which vested over five years. Certain option and share awards provide for an exchange of unvested options for a cash payment or shares of stock if there is a change in control (as defined in the plan). The compensation cost for the stock

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

option expense recognized in 2012, 2011 and 2010 was calculated for all grants based on the grant date’s fair value and totaled $174,000, $171,000 and $145,000, respectively. The related tax benefit for 2012, 2011 and 2010 was $59,000, $58,000 and $49,000, respectively.

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

	2012	2011	2010
Expected volatility	50.2%	50.4%	49.3%
Weighted-average volatility	50.22%	50.44%	49.27%
Expected dividends	6.00%	6.00%	6.00%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate	1.12%	2.40%	2.88%
Weighted-average fair value of options granted during the year	$5.01	$6.16	$4.93

Historically, the Company has fulfilled option exercises through available treasury shares.

A summary of option activity under the plans as of December 31, 2012, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	287,602	$20.53
Granted	8,000	19.22
Exercised	3,228	15.80
Forfeited or expired	(24,500)	20.60

Outstanding, end of year	267,874	$20.54	5.23	$57,193

Exercisable, end of year	221,464	$20.52	4.56	$57,193

The total intrinsic value of options exercised during the year ended December 31, 2012 was $12,000. There were no options exercised in 2011. The total intrinsic value of options exercised during the year ended December 31, 2010 was $91,000. As of December 31, 2012, there was $163,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of ten months.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

Note 19: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except share and per share amounts):

	2012	2011	2010
Basic earnings per share:
Net income	$3,877	$3,801	$8,809

Weighted average common shares outstanding	3,423,800	3,423,995	3,411,110
Basic earnings per share	$1.13	$1.11	$2.58

Diluted earnings per share:
Net income	$3,877	$3,801	$8,809

Weighted average common shares outstanding	3,423,800	3,423,995	3,411,110
Effect of dilutive securities – stock options	6,550	12,364	2,597

Average shares and dilutive potential common shares	3,430,350	3,436,359	3,413,707

Diluted earnings per share	$1.13	$1.11	$2.58

As of December 31, 2012, options to purchase 212,267 shares of common stock at $19.00 to $30.50 per share were outstanding, but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

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

Note 20: Commitments and Contingencies

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

At December 31, 2012 and 2011, the Bank had the following commitments outstanding (thousands):

	2012	2011
Commitments at variable rates of interest	$18,394	$6,000
Commitments at fixed rates of interest	4,200	4,000

Total business loan commitments	$22,594	$10,000

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

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

At December 31, 2012 and 2011, the Bank had total outstanding letters of credit of (thousands):

	2012	2011
Letters of credit	$1,742	$2,475
Range of terms	30 days to one year	30 days to one year

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, some of which are intended for sale to investors in the secondary market. Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified future date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. At December 31, 2012 and 2011, total mortgage loans in the process of origination amounted to (thousands):

	2012	2011
Commitments to originate mortgage loans	$2,276	$1,200
Commitments at fixed rates of interest	2,056	769
Commitments to sell mortgage loans	255	0

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

At December 31, 2012 and 2011, the Bank had the following lines of credit outstanding (thousands):

	2012	2011
Commercial lines	$29,700	$30,956
Consumer lines	40,886	39,420

At December 31, 2012, the Bank had $423,000 in Federal Funds sold invested at U.S. Bank.

The Bank is the defendant in a third-party complaint filed in a civil action entitled CitiMortgage, Inc. and Citibank, N.A. vs Security Title and Abstract, LLC pending in United States District Court, for the Middle District of Florida. The dispute involves mortgage loans totaling $1,350,000 made in 2007 by the Plaintiffs to an individual for the purchase of a residence in Cape Coral, Florida. The purchaser later defaulted on the loans. The third-party complaint alleges claims against The Community National Bank (as mortgage broker), for common law indemnification, breach of fiduciary duty, fraud, concealment and negligent misrepresentation. The Bank is

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

involved in the complaint as a result of its 2009 acquisition of The Community National Bank. The Bank denies these claims and intends to defend the third-party action. At this time, the Bank is unable to estimate the likelihood of an unfavorable outcome as to the claims alleged or the amount of damages in the event of an unfavorable outcome, and, as a result, no potential liability has been recognized in the consolidated financial statements.

Note 21: Fair Value Measurements

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2012 and December 31, 2011. (See fair values by type of security in Note 2) (thousands):

	Fair Value	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Available-for-sale securities	$133,020	$0	$133,020	$0
December 31, 2011:
Available-for-sale securities	$139,744	$0	$139,744	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At December 31, 2012 and 2011, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans secured by real estate primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Bank’s Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. The Bank also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure (OREO) is held for sale and initially recorded at fair value based on current appraised value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, new appraisals are periodically obtained by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Appraisals are reviewed for accuracy and consistency by the Bank’s Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. OREO is classified within Level 3 of the fair value hierarchy.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2012 and December 31, 2011. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

	Fair Value	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Impaired loans	$2,047	$0	$0	$2,047
Other real estate owned	613	0	0	613
December 31, 2011:
Impaired loans	$2,647	$0	$0	$2,647
Other real estate owned	2,043	0	0	2,043

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill (thousands).

Description	Fair Value	Valuation Technique	Unobservable Inputs	Estimated Cost
December 31, 2012:
Impaired loans	$2,047	Market comparable properties	Costs to sell	10%
Other real estate owned	$613	Market comparable properties	Comparability adjustments	10%

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

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

	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Financial assets
Cash and cash equivalents	$64,509	$64,509	$0	$0
Loans including loans held for sale, net	397,424	0	0	407,145
Stock in FRB and FHLB	10,030	0	10,030	0
Earned income receivable	2,732	0	2,732	0
FDIC loss share receivable	1,340	0	0	1,340
Financial liabilities
Deposits	559,568	0	561,871	0
Long-term debt	15,310	0	9,165	0
Interest payable	108	0	108	0
December 31, 2011:
Financial assets
Cash and cash equivalents	$75,668	$75,668	$0	$0
Loans including loans held for sale, net	399,801	0	0	411,499
Stock in FRB and FHLB	10,025	0	10,025	0
Earned income receivable	2,948	0	2,948	0
FDIC loss share receivable	1,928	0	0	1,928
Financial liabilities
Deposits	581,383	0	584,573	0
Long-term debt	15,310	0	9,938	0
Interest payable	202	0	202	0

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2012 and 2011, the fair value of commitments was not material.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2012, 2011 and 2010

Note 22: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company at and for the years ended December 31 (thousands):

CONDENSED BALANCE SHEETS

	2012	2011
Assets
Cash and due from banks	$7,167	$7,568
Investment in common stock of banking subsidiary	72,745	72,455
Investment in nonbanking subsidiary	302	329
Other assets	929	1,828

Total assets	$81,143	$82,180

Liabilities
Long-term debt	$10,310	$10,310
Other liabilities	13	1,080

Total liabilities	10,323	11,390
Stockholders’ Equity	70,820	70,790

Total liabilities and stockholders’ equity	$81,143	$82,180

CONDENSED STATEMENTS OF INCOME

	2012	2011	2010
Income
Dividends from banking subsidiary	$4,200	$4,000	$8,000
Dividends from non-banking subsidiary	45	0	144

Total income	4,245	4,000	8,144

Expenses
Interest expense	558	730	730
Directors fees	70	66	56
Other expenses	83	88	78

Total expenses	711	884	864

Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	3,534	3,116	7,280
Income Tax Benefit	(379)	(451)	(440)

Income Before Equity in Undistributed Income of Subsidiaries	3,913	3,567	7,720
Equity in Undistributed Income (Excess Distributions) of Banking Subsidiary	(9)	212	1,211
Equity in Undistributed Income (Loss) of Nonbanking Subsidiary	(27)	22	(122)

Net Income	$3,877	$3,801	$8,809

CONDENSED STATEMENTS OF CASH FLOWS

	2012	2011	2010
Operating Activities
Net income	$3,877	$3,801	$8,809
Items providing (using) cash	895	(685)	(975)

Net cash provided by operating activities	4,772	3,116	7,834

Financing Activities
Cash dividends paid	(5,134)	(4,109)	(3,978)
Proceeds from stock options exercised	52	0	229
Purchase of treasury stock	(276)	(16)	0
Sale of treasury stock	185	0	0

Net cash used in financing activities	(5,173)	(4,125)	(3,749)

Net Change in Cash and Cash Equivalents	(401)	(1,009)	4,085
Cash and Cash Equivalents at Beginning of Year	7,568	8,577	4,492

Cash and Cash Equivalents at End of Year	$7,167	$7,568	$8,577

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2012, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART IV

Item  15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Financial Statement Schedules—None

(b)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith

10.4*	National Bank & Trust Incentive Plan – Prior to January 1, 2011

10.5*	Stock Option Award Agreement for John J. Limbert

10.6*	Severance Agreement for Craig F. Fortin

10.7*	Severance Agreement for W. Keith Argabright

10.8*	Employment Agreement with John J. Limbert

10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan

10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert

10.11*	First Amendment to Employment Agreement with John J. Limbert

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and W. Keith Argabright

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option)-for awards beginning 4/23/08

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards – for awards prior to 4/23/08

10.16*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options – for awards prior to 4/23/08

10.17*	The National Bank and Trust company Annual Incentive Plan Amended and Restated Effective January 1, 2011

10.18	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010

10.19*	Retirement Pay Agreement and General Release between The National Bank and Trust Company and Stephen G. Klumb

EXHIBIT NUMBER	DESCRIPTION

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants – BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

101#	The following materials from NB&T Financial Group, Inc.’s, Annual Report on Form 10-K for the annual period ended December 31, 2012 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012and December 31, 2011; (ii) the Consolidated Statements of Income for the three years ended December 31, 2012, 2011 and 2010 ; (iii) the Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010; the Consolidated Statements of Changes in Shareholders Equity for the three years ended December 31, 2012, 2011 and 2010; the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith).

*	Indicates a management contract or compensatory plan or arrangement.
#	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/s/ JOHN J. LIMBERT
John J. Limbert
President and Chief Executive Officer
March 19, 2013		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ CRAIG F. FORTIN	By:	/S/ JOHN J. LIMBERT
	Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		John J. Limbert President, Chief Executive Officer and a Director
Date: March 19, 2013		Date: March 19, 2013

By:	/S/ TIMOTHY L. SMITH	By:	/S/ G. DAVID HAWLEY
	Timothy L. Smith Director		G. David Hawley Director
Date: March 19, 2013		Date: March 19, 2013

By:	/S/ CRAIG BEAM	By:	/S/ BROOKE WILLIAMS JAMES
	S. Craig Beam Director		Brooke Williams James Director
Date: March 19, 2013		Date: March 19, 2013

By:	/S/ D. JEFFERY LYKINS	By:	/S/ CHARLES L. DEHNER
	D. Jeffery Lykins Director		Charles L. Dehner Director
Date: March 19, 2013		Date: March 19, 2013

By:	/S/ DANIEL A. DIBIASIO
Daniel A. DiBiasio Director
Date: March 19, 2013

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003 (File No. 000-23134)

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-1 filed by registrant on July 2, 1993 (Registration No. 33-65608), Exhibit 10.1

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1 (File No. 000-23134)

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2 (File No. 000-23134)

10.4*	National Bank & Trust Incentive Plan – Prior to January 1, 2011	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 27, 2006, Exhibit 99.1 (File No. 000-23134)

10.5*	Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on May 11, 2006, Exhibit 10.4 (File No. 000-23134)

10.6*	Severance Agreement for Craig F. Fortin	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.2 (File No. 000-23134)

10.7*	Severance Agreement for W. Keith Argabright	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.3 (File No. 000-23134)

10.8*	Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Form 8-K filed on November 23, 2007, Exhibit 1 (File No. 000-23134)

10.9*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.9 (File No. 000-23134)

10.10*	First Amendment to Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.10 (File No. 000-23134)

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

10.11*	First Amendment to Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.11 (File No. 000-23134)

10.12*	First Amendment to the Severance Agreement with Craig F. Fortin and W. Keith Argabright	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.12 (File No. 000-23134)

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.13 (File No. 000-23134)

10.14*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.14 (File No. 000-23134)

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards – for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 10-Q filed on November 13, 2006 (File No. 000-23134)

10.16*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options – for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 8-K filed on April 28, 2006 (File No. 000-23134)

10.17*	The National Bank and Trust company Annual Incentive Plan Amended and Restated Effective January 1, 2011	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 24, 2012 (File No. 000-23134)

10.18	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010	Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 23, 2010, Exhibit 2.1 (SEC File No. 000-23134)

10.19*	Retirement Pay Agreement and General Release between The National Bank and Trust Company and Stephen G. Klumb	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012, Exhibit 10.1 (SEC File No. 000-23134)

21	Subsidiaries of NB&T Financial Group, Inc.	Included herewith

23	Consent of Independent Accountants – BKD, LLP	Included herewith

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	Included herewith

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith

101#	The following materials from NB&T Financial Group, Inc.’s, Annual Report on Form 10-K for the annual period ended December 31, 2012 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Income for the three years ended December 31, 2012, 2011 and 2010 ; (iii) the Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010; the Consolidated Statements of Changes in Shareholders Equity for the three years ended December 31, 2012, 2011 and 2010; the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith).	Included herewith

*	Indicates a management contract or compensatory plan or arrangement.
#	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.