Form 10-Q
period 2013-03-31
NB&T FINANCIAL GROUP INC
filed 2013-05-14
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 1, 2013, 3,417,747 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March 31, 2013 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$10,766	$14,085
Interest-bearing deposits	58,595	50,002
Federal funds sold	432	422

Cash and cash equivalents	69,793	64,509

Available-for-sale securities	144,156	133,020
Loans held for sale	0	255
Loans, net of allowance for loan losses of $4,670 and $4,760 at March 31, 2013 and December 31, 2012, respectively	403,148	397,169
Premises and equipment	17,620	18,417
Federal Reserve and Federal Home Loan Bank stock	10,030	10,030
Earned income receivable	3,123	2,732
Goodwill	3,625	3,625
Core deposits and other intangibles	500	556
Bank-owned life insurance	15,759	15,644
Other real estate owned	1,868	1,327
FDIC loss share receivable	843	1,340
Other	3,264	2,451

Total assets	$673,729	$651,075

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$114,310	$105,535
Savings, NOW and money market	348,757	333,041
Time	114,282	120,992

Total deposits	577,349	559,568

Long-term debt	15,310	15,310
Interest payable and other liabilities	10,780	5,377

Total liabilities	603,439	580,255

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,480	12,440
Retained earnings	59,676	59,683
Accumulated other comprehensive income	1,876	2,333
Treasury stock, at cost
Common; 2013 – 402,703 shares, 2012 – 397,370 shares	(4,742)	(4,636)

Total stockholders’ equity	70,290	70,820

Total liabilities and stockholders’ equity	$673,729	$651,075

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and Dividend Income
Loans	$5,140	$5,587
Securities
Taxable	316	606
Tax-exempt	282	161
Dividends on Federal Home Loan and Federal Reserve Bank stock	111	117
Deposits with financial institutions	47	56

Total interest and dividend income	5,896	6,527

Interest Expense
Deposits	438	747
Long-term debt	81	217

Total interest expense	519	964

Net Interest Income	5,377	5,563
Provision for Loan Losses	140	1,300

Net Interest Income After Provision for Loan Losses	5,237	4,263

Noninterest Income
Trust income	295	276
Service charges on deposits	723	735
Other service charges and fees	506	510
Investment services commissions	100	51
Net realized losses on sales of available-for-sale securities	(36)	0
Income from bank owned life insurance	115	119
Other	247	425

Total noninterest income	1,950	2,116

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Noninterest Expense
Salaries and employee benefits	$2,869	$3,005
Net occupancy expense	559	569
Equipment expense	337	376
Data processing fees	460	431
Professional fees	428	415
Marketing expense	54	62
Printing, postage and supplies	176	164
State franchise tax	221	220
FDIC insurance	121	128
Amortization of intangibles	57	70
Net costs of operation of other real estate	235	302
Other	369	272

Total non-interest expense	5,886	6,014

Income Before Income Tax	1,301	365
Provision for Income Taxes	282	4

Net Income	$1,019	$361

Basic Earnings Per Share	$.30	$.11

Diluted Earnings Per Share	$.30	$.11

Dividends Per Share	$.30	$.30

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$1,019	$361
Other comprehensive income (loss), before tax effect:
Unrealized gains (losses) on securities available for sale	(728)	711
Reclassification of amount realized in income	36	0

Other comprehensive income (loss), before tax effect	(692)	711
Tax expense (credit)	(235)	242

Other comprehensive income (loss)	(457)	469

Comprehensive Income	$562	$830

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$1,019	$361
Items not requiring (providing) cash:
Depreciation and amortization	396	415
Provision for loan losses	140	1,300
Amortization of premiums and discounts on securities	842	874
Increase in cash surrender value on bank owned life insurance	(115)	(119)
Proceeds from FDIC loss share receivable	497	192
Stock options expense	37	46
Net realized losses on sales of available-for-sale securities	36	0
Net changes in:
Loans held for sale	255	(293)
Other assets and liabilities	3,746	407

Net cash provided by operating activities	6,853	3,183

Investing Activities
Purchases of available-for-sale securities	(27,324)	(25,319)
Proceeds from sales of available-for-sale securities	603	0
Proceeds from maturities of available-for-sale securities	14,016	10,462
Net change in loans	(6,402)	8,466
Purchases of premises and equipment	(140)	(73)

Net cash used in investing activities	(19,247)	(6,464)

Financing Activities
Net change in:
Deposits	17,781	21,580
Proceeds from stock options exercised	11	25
Purchase of treasury shares	(114)	0
Dividends paid	0	(1,027)

Net cash used in financing activities	17,678	20,578

Increase in Cash and Cash Equivalents	5,284	17,297
Cash and Cash Equivalents, Beginning of Period	64,509	75,668

Cash and Cash Equivalents, End of Period	$69,793	$92,965

Supplemental Cash Flows Information
Interest paid	$526	$975
Income taxes paid (net of refunds)	0	62
Transfers of loans into other real estate owned	283	620

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

The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company” or “NB&T”) as of March 31, 2013 and December 31, 2012, and the results of its operations and cash flows for the three-month periods ended March 31, 2013 and 2012. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
March 31, 2013:
U.S. Government sponsored entities	$18,560	$382	$0	$18,942
Mortgage-backed securities:
U.S. Government sponsored entities-residential	74,772	1,432	(16)	76,188
Private label-residential	2,808	121	0	2,929
State and political subdivisions	45,173	1,342	(418)	46,097

	$141,313	$3,277	$(434)	$144,156

December 31, 2012:
U.S. Government sponsored entities	$19,668	$414	$0	$20,082
Mortgage-backed securities:
U.S. Government sponsored entities-residential	66,735	1,389	(49)	68,075
Private label-residential	3,945	131	(53)	4,023
State and political subdivisions	39,137	1,816	(113)	40,840

	$129,485	$3,750	$(215)	$133,020

The amortized cost and fair value of securities available for sale at March 31, 2013, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$2,473	$2,498
One to five years	12,252	12,538
Five to ten years	9,836	10,251
After ten years	39,172	39,752

	63,733	65,039
Mortgage-backed securities	77,580	79,117

Totals	$141,313	$144,156

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $73,667,000 at March 31, 2013, and $61,727,000 at December 31, 2012.

Gross gains of $0 and gross losses of $36,000 resulting from sales of available-for-sale securities were realized during the first quarter of 2013. The $36,000 loss resulted from the sale of a private-label collateralized mortgage obligation for which other-than-temporary impairment charges were recognized in prior periods. The $36,000 loss on sale is a reclassification from accumulated other comprehensive income and is included in the net realized losses on sales of available-for-sale securities line item in the income statement. The related $12,000 tax benefit is a reclassification from accumulated other comprehensive income and is included in the provision for income taxes line item in the income statement. There were no sales of securities in the first quarter of 2012. Gross gains and losses are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2013
Mortgage-backed securities:
U.S. Government sponsored entities-residential	$7,992	$(16)	$0	$0	$7,992	$(16)
State and political subdivisions	14,502	(418)	0	0	14 502	(418)

Total Securities	$12,494	$(434)	$0	$0	$12,494	$(434)

December 31, 2012
Mortgage-backed securities:
U.S. Government sponsored entities-residential	$12,902	$(48)	$1,352	$(1)	$14,254	$(49)
Private label-residential	0	0	604	(53)	604	(53)
Municipal securities	6,656	(113)	0	0	6,656	(113)

Total Securities	$19,558	$(161)	$1,956	$(54)	$21,514	$(215)

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

	Accumulated Credit Losses
	Three Months Ending
	March 31, 2013	March 31, 2012
Balance, beginning of period	$(119)	$(118)
Reductions related to losses realized which were previously recognized	0	10
Reductions due to sales	119	0

Balance, end of period	$0	$(108)

The beginning accumulated credit loss balance related to one private-label collateralized mortgage obligation. That security was sold during the first quarter of 2013 with an additional loss of $36,000 realized at the time of sale.

Note 3: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2013	December 31, 2012
Net unrealized gain on available-for-sale securities	$2,843	$3,588
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	(53)

	2,843	3,535
Tax effect	967	1,202

Net-of-tax amount	$1,876	$2,333

Note 4: Loans and Allowance for Loan Losses

	March 31, 2013	December 31, 2012
Categories of loans include (thousands):
Commercial and industrial	$38,329	$54,961
Commercial real estate	202,921	179,905
Agricultural	26,564	33,679
Residential real estate	131,146	127,007
Consumer	8,790	6,319

Total loans	407,750	401,871
Less: Net deferred loan costs (fees), premiums and discounts	68	58
Allowance for loan losses	(4,670)	(4,760)

Net loans	$403,148	$397,169

The risk characteristics of each significant loan portfolio segment are as follows:

Commercial & Industrial Loans

Commercial and industrial loans are primarily underwritten on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Residential real estate and Consumer

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

A loan is considered impaired when, based on current information and events, it is probable that National Bank and Trust Company ( the “Bank”) will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

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

The following tables present the allowance for loan losses for the three-month periods ended March 31, 2013 and 2012 (thousands):

Three Months Ended March 31, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,697	$2,284	$85	$460	$199	$35	$4,760
Charge-offs	(22)	(185)	0	(76)	(25)	(13)	(321)
Recoveries	1	73	1	2	1	13	91
Provision (Credit)	(199)	298	(16)	114	(30)	(27)	140

Ending Balance	$1,477	$2,470	$70	$500	$145	$8	$4,670

Three Months Ended March 31, 2012

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,380	$2,372	$231	$373	$195	$117	$4,668
Charge-offs	(884)	(296)	0	(99)	(82)	(75)	(1,436)
Recoveries	1	9	1	1	8	21	41
Provision	161	647	261	91	43	97	1,300

Ending Balance	$658	$2,732	$493	$366	$164	$160	$4,573

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of March 31, 2013 and December 31, 2012 (thousands):

	Evaluated for Impairment
	Individually	Collectively	Total
March 31, 2013
Allowance for loan losses:
Commercial	$1,017	$460	$1,477
Commercial Real Estate	472	1,998	2,470
Agricultural	0	70	70
Residential-1-4 Family	0	500	500
Residential -Home equity	0	145	145
Consumer	0	8	8

Total	$1,489	$3,181	$4,670

Loans:
Commercial	$4,126	$34,203	$38,329
Commercial Real Estate	5,448	197,473	202,921
Agricultural	38	26,526	26,564
Residential-1-4 Family	993	100,517	101,510
Residential -Home equity	34	29,602	29,636
Consumer	14	8,776	8,790

Total	$10,653	$397,097	$407,750

December 31, 2012
Allowance for loan losses:
Commercial	$1,029	$668	$1,697
Commercial Real Estate	413	1,872	2,285
Agricultural	0	85	85
Residential-1-4 Family	1	459	460
Residential -Home equity	0	199	199
Consumer	0	34	34

Total	$1,443	$3,317	$4,760

Loans:
Commercial	$4,489	$50,472	$54,961
Commercial Real Estate	5,524	174,381	179,905
Agricultural	75	33,604	33,679
Residential-1-4 Family	1,008	95,659	96,667
Residential -Home equity	36	30,304	30,340
Consumer	16	6,303	6,319

Total	$11,148	$390,723	$401,871

The following table presents the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of March 31, 2013 and December 31, 2012 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Pass	$30,929	$47,481	$183,444	$161,671	$26,300	$33,378
Other Assets Especially Mentioned	2,897	2,647	5,066	3,983	226	226
Substandard	4,357	4,687	14,411	14,251	38	75
Doubtful	146	146	0	0	0	0
Loss	0	0	0	0	0	0
Non-rated	0	0	0	0	0	0

Total	$38,329	$54,961	$202,921	$179,905	$26,564	$33,679

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Pass	$99,045	$94,262	$29,444	$30,110	$8,695	$6,295
Substandard	2,465	2,405	192	230	95	24

Total	$101,510	$96,667	$29,636	$30,340	$8,790	$6,319

For purposes of monitoring the credit quality and risk characteristics of its commercial portfolio segment, the Company disaggregates the segment into the following classes: commercial and industrial, commercial real estate and agricultural. During the quarter, the Company reclassified approximately $17.5 million in loans classified as commercial and industrial as of December 31, 2012 to commercial real estate loans. The effect on the allowance for loan losses calculation was not material for disclosure.

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables present the Company’s past due and nonaccrual loans as of March 31, 2013 and December 31, 2012 (thousands):

March 31, 2013

	Past Due Days					Total Financing	90+ Days &	Non-
	30-59	60-89	90+	Total	Current	Receivables	Accruing	accrual
Commercial	$174	$54	$3,606	$3,834	$34,495	$38,329	$67	$4,106
Commercial Real Estate	423	—	4,275	4,698	198,223	202,921	1,042	3,435
Agricultural	45	0	28	73	26,491	26,564	0	38
Residential 1-4 Family	387	—	838	1,225	100,285	101,510	166	1,234
Residential Home Equity	106	—	168	274	29,362	29,636	10	194
Consumer	23	26	8	57	8,733	8,790	0	90

Total	$1,158	$80	$8,923	$10,161	$397,589	$407,750	$1,285	$9,097

December 31, 2012:

	Past Due Days					Total Financing	90+ Days &	Non-
	30-59	60-89	90+	Total	Current	Receivables	Accruing	accrual
Commercial	$65	$91	$4,594	$4,750	$50,211	$54,961	$620	$4,418
Commercial Real Estate	602	26	3,590	4,218	175,687	179,905	0	3,950
Agricultural	0	0	53	53	33,626	33,679	0	75
Residential 1-4 Family	460	24	540	1,024	95,643	96,667	134	1,116
Residential Home Equity	54	3	173	230	30,110	30,340	24	196
Consumer	22	38	10	70	6,249	6,319	0	60

Total	$1,203	$182	$8,960	$10,345	$391,526	$401,871	$778	$9,815

The following tables present impaired loan information at March 31, 2013 and December 31, 2012 and for the periods ending March 31, 2013 and March 31, 2012 and the related allowance for loan losses (thousands).

	As of March 31, 2013			For the three months ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$788	$951	$0	$1,022	$12
Commercial real estate	2,856	3,050	0	3,398	58
Agricultural	38	52	0	57	3
Residential-1 to 4 Family	993	1,116	0	1,001	5
Residential-Home equity	34	40	0	35	0
Consumer	14	14	0	15	0
With an allowance recorded:
Commercial	$3,338	$3,493	$1,017	$3,286	$0
Commercial real estate	2,592	2,675	472	2,088	0
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0
Residential-Home equity	0	0	0	0	0
Consumer	0	0	0	0	0
Total:
Commercial	$4,126	$4,444	$1,017	$4,308	$12
Commercial real estate	5,448	5,725	472	5,486	58
Agricultural	38	52	0	57	3
Residential-1 to 4 Family	993	1,116	0	1,001	5
Residential- Home equity	34	40	0	35	0
Consumer	14	14	0	15	0

	$10,653	$11,391	$1,489	$10,902	$78

	As of December 31, 2012			For the three months ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,255	$1,571	$0	$806	$0
Commercial real estate	3,940	4,145	0	3,861	31
Agricultural	75	87	0	0	0
Residential-1 to 4 Family	1,008	1,126	0	1,053	5
Residential-Home equity	36	40	0	0	0
Consumer	16	16	0	0	0
With an allowance recorded:
Commercial	$3,234	$3,290	$1,029	$1,351	$0
Commercial real estate	1,584	1,665	413	3,485	0
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	0	80	1	0	0
Residential-Home equity	0	0	0	0	0
Consumer	0	2	0	0	0
Total:
Commercial	$4,489	$4,861	$1,029	$2,157	$0
Commercial real estate	5,524	5,810	413	7,346	31
Agricultural	75	87	0	0	0
Residential-1 to 4 Family	1,008	1,206	1	1,053	5
Residential—Home equity	36	40	0	0	0
Consumer	16	18	0	0	0

	$11,148	$12,022	$1,443	$10,556	$36

Interest income recognized is not materially different from cash basis interest.

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment: (thousands):

Newly classified troubled debt restructurings:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	0	$0	$0	1	$62	$59
Commercial real estate	1	447	446	0	0	0
Residential	0	0	0	1	42	41
Consumer	0	0	0	1	18	17

The following table provides information on how restructured loans were modified during the three-month periods ended March 31, 2013 and 2012 (thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Recorded Investment	Amount charged off	Recorded Investment	Amount charged off
Extended Maturities	$0	$0	$117	$0
Lowered interest rate and extended term	447	0	0	0
Lowered payment	0	0	0	0
Reduced principal and lowered interest rate	0	0	0	0

The allowance for loan losses was not increased for any of the above restructured loans.

All TDRs are considered impaired loans. The Company considers TDRs that become 30 days or more past due under the modified terms as subsequently defaulted. The Company had noTDR’s modified in the past twelve months that subsequently defaulted during the year-to-date period.

The Company acquired loans from American National Bank (“ANB”) on March 19, 2010 and by its acquisition by merger of Community National Corporation on December 31, 2009. At the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that all contractually required payments would not be collected. As of March 31, 2013, such acquired credit-impaired loans represent less than one percent of total loans and the disclosures required under ASC 310-30 are not considered material to the overall financial statements.

Note 5: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	March 31, 2013	December 31, 2012
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	10,310	10,310

Total	$15,310	$15,310

On June 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities were payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR, which is at 1.81% at March 31, 2013. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

As of March 31, 2013 and December 31, 2012, the outstanding principal balance of the Capital Securities was $10,000,000. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 6: Commitments and Contingencies

Outstanding commitments to extend credit as of March 31, 2013 totaled $88,078,000, compared to $97,512,000 at December 31, 2012. Standby letters of credit as of March 31, 2013 totaled $1,346,000, compared to $1,742,000 at December 31, 2012.

The National Bank and Trust Company (the “Bank”) is the defendant in a third-party complaint filed in a civil action entitled CitiMortgage, Inc. and Citibank, N.A. vs Security Title and Abstract, LLC pending in United States District Court, for the Middle District of Florida. The dispute involves mortgage loans totaling $1,350,000 made in 2007 by the Plaintiffs to an individual for the purchase of a residence in Cape Coral, Florida. The purchaser later defaulted on the loans. The third-party complaint alleges claims against The Community National Bank (as mortgage broker), for common law indemnification, breach of fiduciary duty, fraud, concealment and negligent misrepresentation. The Bank is involved in the complaint as a result of its 2009 acquisition of The Community National Bank. The Bank denies these claims and intends to defend the third-party action. At this time, the Bank is unable to estimate the likelihood of an unfavorable outcome as to the claims alleged or the amount of damages in the event of an unfavorable outcome, and, as a result, no potential liability has been recognized in the consolidated financial statements.

Note 7: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$1,019	$361

Denominator:
Weighted-average common shares outstanding (basic)	3,420,010	3,424,248
Effect of stock options	7,080	9,944

Weighted-average common shares outstanding (diluted)	3,427,090	3,434,192

Earnings per share:
Basic	$.30	$.11

Diluted	$.30	$.11

For the three months ended March 31, 2013 and 2012, stock options covering 208,767 and 184,600 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2013, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012. (See fair values by type of security in Note 2) (thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Available-for-sale securities	$144,156	$0	$144,156	$0
December 31, 2012:
Available-for-sale securities	$133,020	$0	$133,020	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At March 31, 2013 and December 31, 2012, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. NB&T also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Impaired loans	$1,858	$0	$0	$1,858
Other real estate owned	1,164	0	0	1,164
December 31, 2012:
Impaired loans	$2,047	$0	$0	$2,047
Other real estate owned	613	0	0	613

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (thousands).

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
March 31, 2013:
Impaired loans	$1,858	Market comparable properties	Costs to sell	10%
Other real estate owned	$1,164	Market comparable properties	Comparability adjustments	10%
December 31, 2012:
Impaired loans	$2,047	Market comparable properties	Costs to sell	10%
Other real estate owned	$613	Market comparable properties	Comparability adjustments	10%

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

	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Financial assets
Cash and cash equivalents	$69,793	$69,793	$0	$0
Loans including loans held for sale, net	403,148	0	0	413,762
Stock in FRB and FHLB	10,030	0	10,030	0
Earned income receivable	3,123	0	3,123	0
FDIC loss share receivable	843	0	0	843
Financial liabilities
Deposits	577,349	0	579,517	0
Long-term debt	15,310	0	9,082	0
Interest payable	101	0	101	0
December 31, 2012:
Financial assets
Cash and cash equivalents	$64,509	$64,509	$0	$0
Loans including loans held for sale, net	397,424	0	0	407,145
Stock in FRB and FHLB	10,030	0	10,030	0
Earned income receivable	2,732	0	2,732	0
FDIC loss share receivable	1,340	0	0	1,340
Financial liabilities
Deposits	559,568	0	561,871	0
Long-term debt	15,310	0	9,165	0
Interest payable	108	0	108	0

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2013 and December 31, 2012, the fair value of commitments was not material.

Note 10: Effect of Recent Accounting Standards

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-06, Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (i.e., the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). For public and nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Adoption of this standard did not have a significant impact on the valuation of the FDIC loss share receivable indemnification asset currently on the Company’s balance sheet.

FASB also issued ASU 2013-02, which amended ASU 2011-05, Comprehensive Income, Topic 220: Presentation of Comprehensive Income, and establishes requirements and an effective date for amendments deferred by ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The update requires public companies to report information on reclassifications out of accumulated other comprehensive income (AOCI), in their financial statements in one place (either in the financial statements or in a single note) using information currently required to be disclosed elsewhere in the financial statements. Public companies are also required to comply with the requirements of this ASU at each reporting date. The information may be condensed in accordance with the level of detail required by Subtopic 270-10. The amendments in the update do not change the requirements for reporting net income or other comprehensive income in the financial statements. The new disclosure requirement takes effect prospectively for public companies in interim and annual reporting periods beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure of items reclassified out of accumulated other comprehensive income.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2013 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

May 14, 2013

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2013 was $1.0 million, or $.30 per share, compared to net income of $361,000, or $.11 per share, for the same period last year. Net income is up primarily due to a $1.2 million decrease in the loan losses provision this quarter, compared to the first quarter of 2012.

Net Interest Income

Net interest income was $5.4 million for the first quarter of 2013, compared to $5.6 million for the first quarter of 2012. The yields on earning assets decreased from 4.06% the same quarter last year to 3.84% for the current quarter. This drop exceeded the decrease in funding costs, which only fell to .30% this quarter from .49% for the same quarter last year. The declining rates on earning assets were offset by allowing certificates of deposit and money market accounts with higher costs to run-off and investing excess short-term funds in loans and higher yielding long-term securities. As a result, net interest margin increased to 3.50% for the first quarter of 2013, compared to 3.46% for the same quarter last year.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2013 was $140,000, compared to $1.3 million in the same quarter last year. Net charge-offs dropped approximately 84% to $230,000 in the first quarter of 2013, compared to $1.4 million in the first quarter of 2012. Charge-off s in 2012 were higher primarily due to the write-off of one commercial loan for approximately $850,000. This reduction in net charge-offs reduced the historical loss experience applied to the loan portfolio, resulting in a lower quarterly year-over-year loan losses provision. Non-performing loans were $10.4 million at March 31, 2013, compared to $10.6 million at December 31, 2012.

Non-interest Income

Total non-interest income was $2.0 million for the first quarter of 2013, compared to $2.1 million for the first quarter of 2012. In the first quarter of 2013, the Company realized $36,000 in losses on the sale of one security, which had been previously considered other-than-temporarily impaired. Non-interest income is also down due to a reduction in other income for special processing services provided to one customer in 2012 and no longer provided in 2013.

Non-interest Expense

Total non-interest expense was $5.9 million for the first quarter of 2013, compared to $6.0 million for the first quarter of 2012. The decline in expense is due to continued focus on expense reduction primarily in the areas of personnel, reduced branch hours and processing efficiency. In January 2013, the Company closed its Parma branch due to low growth and increased costs associated with operating a branch outside our southwestern Ohio branch network. In addition, net costs associated with the operation of other real estate have declined approximately 22%, or $67,000, compared to the same quarter last year, due to a decline in other real estate owned balances from $3.5 million at March 31, 2012 to $1.9 million at March 31, 2013. Other costs increased over the same quarter last year due to severance payments associated with the Parma branch closing and higher collection and appraisal costs associated with problem loans.

Income Taxes

The provision for income taxes for the first quarter of 2013 was $282,000, or 21.7% effective rate, compared to $4,000, or 1.1% effective rate, for the first quarter of 2012. The higher effective tax rate for 2013 is primarily due to the increase in taxable income at the full 34% marginal rate.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2013 are as follows (in thousands):

			2013 Change
	March 31, 2013	December 31, 2012	Amount	Percent
Total assets	$673,729	$651,075	$22,654	3.5
Interest-earning deposits	58,595	50,002	8,593	17.2
Federal funds sold	432	422	10	2.4
Loans, net *	403,148	397,169	5,979	1.5
Securities	144,156	133,020	11,136	8.4
Demand deposits	114,310	105,535	8,775	8.3
Savings, NOW, MMDA deposits	348,757	333,041	15,716	4.7
CD’s $100 and over	23,530	26,991	(3,461)	(12.8)
Other time deposits	90,752	94,001	(3,249)	(3.5)
Total deposits	577,349	559,568	17,781	3.2
Long-term borrowings	15,310	15,310	0	0
Stockholders’ equity	70,290	70,820	(530)	(.80)

At March 31, 2013, total assets were $673.7 million, an increase of $22.7 million from December 31, 2012. Loans have increased $5.9 million from December 31, 2012, primarily due to decreased sales of fixed-rate mortgages in the secondary market, resulting in growth in residential mortgage balances of approximately $4.1 million. The Company started maintaining more fixed-rate mortgage loans in 2012, cognizant of the fact these loans have inherent interest rate risk, in order to invest excess funds at rates higher than those available in overnight funds and securities and to replace prepayments in the mortgage loan portfolio. Although the Company recognizes an increased exposure to interest rate risk if interest rates rise from current historic low levels, Commercial and industrial and commercial real estate loan balances have increased approximately $6.4 million since December 31, 2012, largely due to the addition of two large commercial real estate loan relationships in the first quarter. This growth was partially offset by seasonal declines in agricultural loan balances of approximately $7.1 million. Securities increased $11.1 million in the first quarter of 2013 with purchases of approximately $6.2 million in long-term municipal securities. The remaining growth was in shorter-term mortgage-backed securities.

Total deposit liabilities increased $17.8 million from December 31, 2012. The Company has experienced growth in transaction, savings and money market accounts and a decline in certificates of deposit as depositors have chosen to either keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit or seek out longer-term, higher rate certificates elsewhere.

Allowance for Loan Losses

The Company’s loan loss experience for the periods ended March 31, 2013 and 2012 is outlined in Note 4 of the financial statements. The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Loans accounted for on non-accrual basis	$9,097	$9,815	$9,647
Accruing loans which are past due 90 days	1,285	778	327
Other real estate owned	1,868	1,327	3,500

Total non-performing assets	$12,250	$11,920	$13,474

Troubled debt restructurings, accruing	$2,762	$2,382	$2,057
Ratios:
Allowance to total loans	1.15%	1.18%	1.16%
Net charge-offs to average loans (annualized)	.23%	1.06%	1.41%
Non-performing assets to total loans and other real estate owned	2.96%	2.96%	3.39%

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

Specific reserves remained relatively unchanged at $1.5 million at March 31, 2013, compared to $1.4 million at December 31, 2012. The three-year rolling average charge-off percentage on commercial real estate loans also declined at March 31, 2013.

As of March 31, 2013, there was $7.5 million in small business relationships on nonaccrual. Approximately $3.2 million of this amount consisted of one relationship, all secured by commercial real estate or business assets. In addition, approximately $1.2 million of loans were acquired from ANB and are covered under the FDIC loss share agreement. Non–accrual residential real estate loans totaled $1.2 million, with the largest balance being $113,000. Non-accrual agricultural loans totaled $38,000, consumer loans totaled $90,000, and home equity credit loans totaled $194,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2013 was 70.6%, compared to 71.9% at December 31, 2012 and 68.6% at March 31, 2012. Loans to total assets were 60.5% at March 31, 2013, compared to 61.8% at December 31, 2012 and 61.2% at March 31, 2012. At March 31, 2013, the Company had $58.6 million in interest-earning deposits. The Company has $144.2 million in available-for-sale securities that are readily marketable. Approximately 51.1% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 95.9% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At March 31, 2013 and December 31, 2012, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,868	19.08%	$33,481	8.0%	$41,851	10.0%
Bank	72,936	17.44	33,454	8.0	41,817	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	75,198	17.97	16,740	4.0	25,111	6.0
Bank	68,266	16.32	16,727	4.0	25,090	6.0
Tier I Capital (to Average Assets)
Consolidated	75,198	11.20	26,851	4.0	N/A	N/A
Bank	68,266	10.22	26,708	4.0	33,386	5.0
As of December 31, 2012
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,975	19.51%	$32,791	8.0%	$40,989	10.0%
Bank	71,899	17.55	32,766	8.0	40,957	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	75,215	18.35	16,396	4.0	24,593	6.0
Bank	67,139	16.39	16,383	4.0	24,574	6.0
Tier I Capital (to Average Assets)
Consolidated	75,215	11.27	26,701	4.0	N/A	N/A
Bank	67,139	10.12	26,534	4.0	33,167	5.0

(1)	The amounts and percentages set forth for the Bank are established by the prompt corrective action regulations of the Office of the Comptroller of the Currency. The amounts and percentages set forth for the Company are established by the Federal Reserve Board. The Bank Holding Company Act requires the Company to be well capitalized in order to remain a financial holding company.

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two-year period and also for immediate rate shocks. Due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at March 31, 2013, the Bank was within the guidelines established by the Board for net interest income changes for increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes are also within the ALCO guidelines.

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

	Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	3/31/13	ALCO Guideline	3/31/13	ALCO Guideline
+400	9.11%	+20%	2.8%	+30%
+300	7.08	+15%	3.0	+20
+200	4.91	+10	3.5	+15
+100	2.32	+5	2.7	+10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) as of March 31, 2013, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

(b) During the quarter ended March 31, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

For a discussion of the Company’s risk factors, please see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 19, 2013, and available at www.sec.gov. These risk factors could materially affect the Company’s business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/13 to 1/31/13	—	$—	—	—
2/1/13 to 2/28/13	6,000	19.05	—	—
3/1/13 to 3/31/13	—	—	—	—

The shares included in the above table were all purchased in one privately negotiated transaction.

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits

Exhibit Number

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

*	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: May 14, 2013	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location
3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).	Included herewith

*	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.