Form 10-Q
period 2013-06-30
NB&T FINANCIAL GROUP INC
filed 2013-08-09
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 1, 2013, 3,413,447 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June 30, 2013 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$10,394	$14,085
Interest-bearing deposits	55,692	50,002
Federal funds sold	436	422

Cash and cash equivalents	66,522	64,509

Available-for-sale securities	134,154	133,020
Loans held for sale	601	255
Loans, net of allowance for loan losses of $5,803 and $4,760 at June 30, 2013 and December 31, 2012, respectively	403,798	397,169
Premises and equipment	17,412	18,417
Federal Reserve and Federal Home Loan Bank stock	10,035	10,030
Earned income receivable	2,629	2,732
Goodwill	3,625	3,625
Core deposits and other intangibles	437	556
Bank-owned life insurance	15,877	15,644
Other real estate owned	1,894	1,327
FDIC loss share receivable	843	1,340
Other	2,000	2,451

Total assets	$659,827	$651,075

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$111,200	$105,535
Savings, NOW and money market	357,411	333,041
Time	104,315	120,992

Total deposits	572,926	559,568

Long-term debt	14,310	15,310
Interest payable and other liabilities	4,909	5,377

Total liabilities	592,145	580,255

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,537	12,440
Retained earnings	59,792	59,683
Accumulated other comprehensive income (loss)	(838)	2,333
Treasury stock, at cost
Common; 2013 – 405,503 shares, 2012 – 397,370 shares	(4,809)	(4,636)

Total stockholders’ equity	67,682	70,820

Total liabilities and stockholders’ equity	$659,827	$651,075

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans	$4,945	$5,356	$10,085	$10,943
Securities
Taxable	183	561	499	1,167
Tax-exempt	317	198	599	359
Dividends on Federal Home Loan and Federal Reserve Bank stock	110	110	221	228
Deposits with financial institutions	31	53	78	108

Total interest and dividend income	5,586	6,278	11,482	12,805

Interest Expense
Deposits	391	679	829	1,425
Long-term debt	82	217	163	435

Total interest expense	473	896	992	1,860

Net Interest Income	5,113	5,382	10,490	10,945
Provision for Loan Losses	1,300	332	1,440	1,632

Net Interest Income After Provision for Loan Losses	3,813	5,050	9,050	9,313

Noninterest Income
Trust income	312	269	608	545
Service charges on deposits	760	815	1,483	1,550
Other service charges and fees	557	555	1,063	1,064
Investment Services Commissions	130	84	229	136
Net realized gains on sales of available-for-sale securities	817	161	781	161
Income from bank owned life insurance	118	120	233	239
Gain on extinguishment of long-term debt	300	0	300	0
Other-than-temporary losses on investments:
Total other-than-temporary losses	0	(35)	0	(35)
Portion of losses recognized in other comprehensive income (before taxes)	0	0	0	0

Net impairment losses recognized in earnings	0	(35)	0	(35)
Other	273	333	520	758

Total noninterest income	3,267	2,302	5,217	4,418

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Noninterest Expense
Salaries and employee benefits	$2,731	$2,698	$5,601	$5,703
Net occupancy expense	537	567	1,096	1,135
Equipment expense	361	348	698	724
Data processing fees	461	430	921	861
Professional fees	416	452	844	867
Marketing expense	81	103	135	164
Printing, postage and supplies	156	167	331	332
State franchise tax	226	230	447	450
FDIC insurance	115	125	235	253
Amortization of intangibles	62	68	119	138
Net costs of operation of other real estate	126	227	360	529
Other	333	386	704	659

Total non-interest expense	5,605	5,801	11,491	11,815

Income Before Income Tax	1,475	1,551	2,776	1,916
Provision for Income Taxes	336	396	618	400

Net Income	$1,139	$1,155	$2,158	$1,516

Basic Earnings Per Share	$.33	$.33	$.63	$.44

Diluted Earnings Per Share	$.33	$.33	$.63	$.44

Dividends Per Share	$.30	$.30	$.60	$.60

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,139	$1,155	$2,158	$1,516
Other comprehensive income (loss), before tax effect:
Unrealized gains (losses) on securities available for sale	(3,296)	319	(4,024)	976
Net unrealized gain (loss) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	(4)	0	50
Reclassification of amount realized in income	(817)	(126)	(781)	(126)

Other comprehensive income (loss), before tax effect	(4,113)	189	(4,805)	900
Tax expense (credit)	(1,399)	63	(1,634)	306

Other comprehensive income (loss)	(2,714)	126	(3,171)	594

Comprehensive Income (Loss)	$(1,575)	$1,281	$(1,013)	$2,110

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$2,158	$1,516
Items not requiring (providing) cash:
Depreciation and amortization	794	821
Provision for loan losses	1,440	1,632
Amortization of premiums and discounts on securities	1,894	1,788
Increase in cash surrender value on bank owned life insurance	(233)	(239)
Proceeds from FDIC loss share receivable	497	303
Stock options expense	88	84
Other-than-temporary impairment on available-for-sale securities	0	35
Net realized gains on sales of available-for-sale securities	(781)	(161)
Gain on extinguishment of long-term debt	(300)	0
Net changes in:
Loans held for sale	(346)	0
Other assets and liabilities	1,379	1,024

Net cash provided by operating activities	6,590	6,803

Investing Activities
Purchases of available-for-sale securities	(58,143)	(40,843)
Proceeds from sales of available-for-sale securities	21,436	1,170
Proceeds from maturities of available-for-sale securities	29,650	22,529
Purchase of Federal Reserve Bank stock	0	(5)
Net change in loans	(8,721)	5,452
Purchases of premises and equipment	(268)	(144)

Net cash used in investing activities	(16,046)	(11,841)

Financing Activities
Net change in:
Deposits	13,358	11,596
Extinguishment of long-term debt	(700)	0
Proceeds from stock options exercised	34	25
Purchase of treasury shares	(198)	0
Dividends paid	(1,025)	(2,054)

Net cash used in financing activities	11,469	9,567

Increase in Cash and Cash Equivalents	2,013	4,529
Cash and Cash Equivalents, Beginning of Period	64,509	75,668

Cash and Cash Equivalents, End of Period	$66,522	$80,197

Supplemental Cash Flows Information
Interest paid	$1,016	$1,891
Income taxes paid (net of refunds)	298	380
Transfers of loans into other real estate owned	675	829

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company” or “NB&T”) as of June 30, 2013 and December 31, 2012, and the results of its operations and cash flows for the three- and six-month periods ended June 30, 2013 and 2012. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
June 30, 2013:
U.S. Government sponsored entities	$21,757	$21	$(105)	$21,673
Mortgage-backed securities:
U.S. Government sponsored entities-residential	63,128	651	(346)	63,433
Private label-residential	2,394	82	0	2,476
State and political subdivisions	48,145	377	(1,950)	46,572

	$135,424	$1,131	$(2,401)	$134,154

December 31, 2012:
U.S. Government sponsored entities	$19,668	$414	$0	$20,082
Mortgage-backed securities:
U.S. Government sponsored entities-residential	66,735	1,389	(49)	68,075
Private label-residential	3,945	131	(53)	4,023
State and political subdivisions	39,137	1,816	(113)	40,840

	$129,485	$3,750	$(215)	$133,020

The amortized cost and fair value of securities available for sale at June 30, 2013, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$3,136	$3,167
One to five years	17,947	17,935
Five to ten years	4,708	4,794
After ten years	44,111	42,349

	69,902	68,245
Mortgage-backed securities	65,522	65,909

Totals	$135,424	$134,154

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $78,865,000 at June 30, 2013, and $61,727,000 at December 31, 2012.

Gross gains of $817,000 and gross losses of $0 were realized in the second quarter of 2013 resulting from sales of available-for-sale securities. The $817,000 gain on sale is a reclassification from accumulated other comprehensive income and is included in the net realized gains on sales of available-for sale securities line item in the income statement. The related $278,000 tax expense is a reclassification from accumulated other comprehensive income and is included in the provision for income taxes line item in the income statement. Gross gains of $817,000 and gross losses of $36,000 resulting from sales of available-for-sale securities were realized during the first six months of 2013. The $36,000 loss resulted from the sale of a private-label collateralized mortgage obligation for which other-than-temporary impairment charges were recognized in prior periods. The $781,000 net gain for the first six months of the year is a reclassification from accumulated other comprehensive income and is included in the net realized gains on sales of available-for-sale securities line item in the income statement. The related $266,000 tax expense is a reclassification from accumulated other comprehensive income and is included in the provision for income taxes line item in the income statement. Gross gains of $161,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the second quarter and first six months of 2012. Gross gains and losses are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2013
U.S. Government sponsored entities	$19,539	$(105)	$0	$0	$19,539	$(105)
Mortgage-backed securities:
U.S. Government sponsored entities-residential	25,111	(346)	0	0	25,111	(346)
State and political subdivisions	32,485	(1,950)	0	0	32,485	(1,950)

Total Securities	$77,135	$(2,401)	$0	$0	$77,135	$(2,401)

December 31, 2012
Mortgage-backed securities:
U.S. Government sponsored entities-residential	$12,902	$(48)	$1,352	$(1)	$14,254	$(49)
Private label-residential	0	0	604	(53)	604	(53)
State and political subdivisions	6,656	(113)	0	0	6,656	(113)

Total Securities	$19,558	$(161)	$1,956	$(54)	$21,514	$(215)

Management evaluates securities for other-than-temporary impairment on a periodic basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition of the issuer; and (3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2013, the unrealized losses less than twelve months old are deemed to be due to changes in interest rates and are not considered other-than-temporary.

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

	Accumulated Credit Losses
	Six Months Ending
	June 30, 2013	June 30, 2012
Balance, beginning of period	$(119)	$(118)
Additions related to other-than-temporary losses not previously recognized	0	(35)
Reductions related to losses realized which were previously recognized	119	19

Balance, end of period	$0	$(134)

The beginning accumulated credit loss balance related to one private-label collateralized mortgage obligation. That security was sold during the first quarter of 2013 with an additional loss of $36,000 realized at the time of sale.

Note 3: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30, 2013	December 31, 2012
Net unrealized gain(loss) on available-for-sale securities	$(1,270)	$3,588
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	(53)

	(1,270)	3,535
Tax effect	(432)	1,202

Net-of-tax amount	$(838)	$2,333

Note 4: Loans and Allowance for Loan Losses

Categories of loans include (thousands):	June 30, 2013	December 31, 2012
Commercial and industrial	$39,768	$54,961
Commercial real estate	200,454	179,905
Agricultural	30,868	33,679
Residential real estate	131,164	127,007
Consumer	7,257	6,319

Total loans	409,511	401,871
Less: Net deferred loan costs (fees), premiums and discounts	90	58
Allowance for loan losses	(5,803)	(4,760)

Net loans	$403,798	$397,169

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

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

The following tables present the allowance for loan losses for the three-month and six-month periods ended June 30, 2013 and 2012 (thousands):

Three Months Ended June 30, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,477	$2,470	$70	$500	$145	$8	$4,670
Charge-offs	(20)	(101)	0	(7)	(102)	(12)	(242)
Recoveries	0	42	0	4	0	29	75
Provision	1,235	(38)	5	(53)	169	(18)	1,300

Ending Balance	$2,692	$2,373	$75	$444	$212	$7	$5,803

Three Months Ended June 30, 2012

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$658	$2,732	$493	$366	$164	$160	$4,573
Charge-offs	0	(375)	0	(39)	(18)	(4)	(436)
Recoveries	0	11	1	1	2	24	39
Provision	106	632	(418)	32	76	(96)	332

Ending Balance	$764	$3,000	$76	$360	$224	$84	$4,508

Six Months Ended June 30, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,697	$2,284	$85	$460	$199	$35	$4,760
Charge-offs	(42)	(285)	0	(83)	(127)	(25)	(562)
Recoveries	3	114	0	5	1	42	165
Provision	1,034	260	(10)	62	139	(45)	1,440

Ending Balance	$2,692	$2,373	$75	$444	$212	$7	$5,803

Six Months Ended June 30, 2012

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,380	$2,372	$231	$373	$195	$117	$4,668
Charge-offs	(884)	(671)	0	(138)	(100)	(79)	(1,872)
Recoveries	1	20	2	2	10	45	80
Provision	267	1,279	(157)	123	119	1	1,632

Ending Balance	$764	$3,000	$76	$360	$224	$84	$4,508

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of June 30, 2013 and December 31, 2012 (thousands):

	Evaluated for Impairment
	Individually	Collectively	Total
June 30, 2013
Allowance for loan losses:
Commercial	$2,205	$487	$2,692
Commercial Real Estate	466	1,906	2,373
Agricultural	0	75	75
Residential-1-4 Family	0	444	444
Residential -Home equity	0	212	212
Consumer	0	8	7

Total	$2,671	$3,132	$5,803

Loans:
Commercial	$3,919	$35,849	$39,768
Commercial Real Estate	5,838	194,616	200,454
Agricultural	38	30,830	30,868
Residential-1-4 Family	980	101,029	102,009
Residential -Home equity	48	29,107	29,155
Consumer	12	7,245	7,257

Total	$10,835	$398,676	$409,511

December 31, 2012
Allowance for loan losses:
Commercial	$1,029	$668	$1,697
Commercial Real Estate	413	1,872	2,285
Agricultural	0	85	85
Residential-1-4 Family	1	459	460
Residential -Home equity	0	199	199
Consumer	0	34	34

Total	$1,443	$3,317	$4,760

Loans:
Commercial	$4,489	$50,472	$54,961
Commercial Real Estate	5,524	174,381	179,905
Agricultural	75	33,604	33,679
Residential-1-4 Family	1,008	95,659	96,667
Residential -Home equity	36	30,304	30,340
Consumer	16	6,303	6,319

Total	$11,148	$390,723	$401,871

The following table presents the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of June 30, 2013 and December 31, 2012 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Pass	$32,287	$47,481	$183,139	$161,671	$30,611	$33,378
Other Assets Especially Mentioned	2,000	2,647	3,685	3,983	219	226
Substandard	5,335	4,687	13,630	14,251	38	75
Doubtful	146	146	0	0	0	0
Loss	0	0	0	0	0	0
Non-rated	0	0	0	0	0	0

Total	$39,768	$54,961	$200,454	$179,905	$30,868	$33,679

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Pass	$99,693	$94,262	$29,048	$30,110	$7,176	$6,295
Substandard	2,316	2,405	107	230	81	24

Total	$102,009	$96,667	$29,155	$30,340	$7,257	$6,319

For purposes of monitoring the credit quality and risk characteristics of its commercial portfolio segment, the Company disaggregates the segment into the following classes: commercial and industrial, commercial real estate and agricultural. During the first quarter of 2013, the Company reclassified approximately $17.5 million in loans classified as commercial and industrial as of December 31, 2012 to commercial real estate loans. The effect on the allowance for loan losses calculation was not material for disclosure.

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables present the Company’s past due and nonaccrual loans as of June 30, 2013 and December 31, 2012 (thousands):

June 30, 2013:

	Past Due Days					Total	90+ Days
	30-59	60-89	90+	Total	Current	Financing Receivables	& Accruing	Non- accrual
Commercial	$199	$652	$3,540	$4,391	$35,377	$39,768	$0	$3,901
Commercial Real Estate	912	0	3,638	4,550	195,904	200,454	0	3,834
Agricultural	0	0	28	28	30,840	30,868	0	38
Residential 1-4 Family	275	256	586	1,117	100,892	102,009	64	1,050
Residential Home Equity	62	7	79	148	29,007	29,155	10	107
Consumer	12	2	25	39	7,218	7,257	0	76

Total	$1,460	$917	$7,896	$10,273	$399,238	$409,511	$74	$9,006

December 31, 2012:

	Past Due Days					Total	90+ Days
	30-59	60-89	90+	Total	Current	Financing Receivables	& Accruing	Non- accrual
Commercial	$65	$91	$4,594	$4,750	$50,211	$54,961	$620	$4,418
Commercial Real Estate	602	26	3,590	4,218	175,687	179,905	0	3,950
Agricultural	0	0	53	53	33,626	33,679	0	75
Residential 1-4 Family	460	24	540	1,024	95,643	96,667	134	1,116
Residential Home Equity	54	3	173	230	30,110	30,340	24	196
Consumer	22	38	10	70	6,249	6,319	0	60

Total	$1,203	$182	$8,960	$10,345	$391,526	$401,871	$778	$9,815

The following tables present impaired loan information at June 30, 2013 and December 31, 2012 and for the periods ended June 30, 2013 and June 30, 2012 and the related allowance for loan losses (thousands).

				For the three months ended June 30, 2013		For the six months ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2013:
With no related allowance recorded:
Commercial	$711	$880	$0	$750	$24	$918	$36
Commercial real estate	3,251	3,487	0	3,054	40	3,349	100
Agricultural	38	52	0	38	0	50	3
Residential-1 to 4 Family	980	1,108	0	987	8	994	16
Residential-Home equity	48	55	0	41	0	39	1
Consumer	12	12	0	13	0	14	1
With an allowance recorded:
Commercial	$3,208	$3,213	$2,205	$3,273	$0	$3,260	$0
Commercial real estate	2,587	2,670	466	2,590	0	2,254	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0	0	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$3,919	$4,093	$2,205	$4,023	$24	$4,178	$36
Commercial real estate	5,838	6,157	466	5,644	40	5,603	100
Agricultural	38	52	0	38	0	50	3
Residential-1 to 4 Family	980	1,108	0	987	8	994	16
Residential- Home equity	48	55	0	41	0	39	1
Consumer	12	12	0	13	0	14	1

	As of December 31, 2012			For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,255	$1,571	$0	$894	$0	$881	$0
Commercial real estate	3,940	4,145	0	3,871	30	3,916	64
Agricultural	75	87	0	15	0	10	0
Residential-1 to 4 Family	1,008	1,126	0	1,072	9	1,047	25
Residential-Home equity	36	40	0	20	0	13	0
Consumer	16	16	0	8	0	5	0
With an allowance recorded:
Commercial	$3,234	$3,290	$1,029	$1,723	$0	$1,889	$0
Commercial real estate	1,584	1,665	413	3,726	0	3,546	0
Agricultural	0	0	0	18	0	12	0
Residential-1 to 4 Family	0	80	1	40	0	27	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	2	0	0	0	0	0
Total:
Commercial	$4,489	$4,861	$1,029	$2,617	$0	$2,770	$0
Commercial real estate	5,524	5,810	413	7,597	30	7,462	64
Agricultural	75	87	0	33	0	22	0
Residential-1 to 4 Family	1,008	1,206	1	1,112	9	1,074	25
Residential—Home equity	36	40	0	20	0	13	0
Consumer	16	18	0	8	0	5	0

Interest income recognized is not materially different from cash basis interest.

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment: (thousands):

Newly classified troubled debt restructurings:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	0	$0	$0	0	$0	$0
Commercial real estate	0	0	0	1	19	19
Residential	0	0	0	1	116	80
Consumer	0	0	0	0	0	0

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	0	$0	$0	1	$62	$25
Commercial real estate	1	447	446	1	19	19
Residential	1	15	15	2	158	119
Consumer	0	0	0	1	18	16

The following table provides information on how restructured loans were modified during the three- and six-month periods ended June 30, 2013 (thousands):

	June 30, 2013
	Three Months Ended		Six Months Ended
	Recorded Investment	Amount charged off	Recorded Investment	Amount charged off
Extended Maturities	$0	$0	$15	$0
Lowered interest rate and extended term	0	0	446	0

	June 30, 2012
	Three Months Ended		Six Months Ended
	Recorded Investment	Amount charged off	Recorded Investment	Amount charged off
Extended Maturities	$19	$0	$75	$0
Lowered payment	0	0	25	0
Reduced principal and lowered interest rate	80	36	89	36

The allowance for loan losses was not increased for any of the above restructured loans.

All TDRs are considered impaired loans. The Company considers TDRs that become 30 days or more past due under the modified terms as subsequently defaulted. The Company had noTDR’s modified in the past twelve months that subsequently defaulted during the year-to-date period.

The Company acquired loans from American National Bank on March 19, 2010 and by its acquisition by merger of Community National Corporation on December 31, 2009. At the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that all contractually required payments would not be collected. As of June 30, 2013, such acquired credit-impaired loans represent less than one percent of total loans and the disclosures required under ASC 310-30 are not considered material to the overall financial statements.

Note 5: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	June 30, 2013	December 31, 2012
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	9,310	10,310

Total	$14,310	$15,310

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

As of June 30, 2013 and December 31, 2012, the outstanding principal balance of the Capital Securities was $9,000,000 and $10,000,000, respectively. In June 2013, the Company extinguished $1.0 million in debt at a discount with a gain of $300,000 recognized. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 6: Commitments and Contingencies

Outstanding commitments to extend credit as of June 30, 2013 totaled $91,028,000, compared to $97,512,000 at December 31, 2012. Standby letters of credit as of June 30, 2013 totaled $1,385,000, compared to $1,742,000 at December 31, 2012.

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

Note 7: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator: Net income	$1,139	$1,155	$2,158	$1,516

Denominator:
Weighted-average common shares outstanding (basic)	3,415,050	3,424,814	3,417,516	3,424,531
Effect of stock options	10,763	6,633	8,764	8,136

Weighted-average common shares outstanding (diluted)	3,425,813	3,431,447	3,426,280	3,432,667

Earnings per share:
Basic	$.33	$.33	$.63	$.44

Diluted	$.33	$.33	$.63	$.44

For the three and six months ended June 30, 2013, stock options covering 221,600 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For the three and six months ended June 30, 2012, stock options covering 223,767 and 191,600 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2013, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012. (See fair values by type of security in Note 2) (thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Available-for-sale securities	$134,154	$0	$134,154	$0
December 31, 2012:
Available-for-sale securities	$133,020	$0	$133,020	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At June 30, 2013 and December 31, 2012, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. NB&T also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Impaired loans	$2,925	$0	$0	$2,925
Other real estate owned	831	0	0	831
December 31, 2012:
Impaired loans	$2,047	$0	$0	$2,047
Other real estate owned	613	0	0	613

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (thousands).

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
June 30, 2013:
Impaired loans	$2,925	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$831	Market comparable properties	Comparability adjustments	10%
December 31, 2012:
Impaired loans	$2,047	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$613	Market comparable properties	Comparability adjustments	10%

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

	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Financial assets
Cash and cash equivalents	$66,522	$66,522	$0	$0
Loans including loans held for sale, net	404,399	0	0	412,562
Stock in FRB and FHLB	10,035	0	10,035	0
Earned income receivable	2,629	0	2,629	0
FDIC loss share receivable	843	0	0	843
Financial liabilities
Deposits	572,926	0	574,966	0
Long-term debt	14,310	0	8,504	0
Interest payable	84	0	84	0
December 31, 2012:
Financial assets
Cash and cash equivalents	$64,509	$64,509	$0	$0
Loans including loans held for sale, net	397,424	0	0	407,145
Stock in FRB and FHLB	10,030	0	10,030	0
Earned income receivable	2,732	0	2,732	0
FDIC loss share receivable	1,340	0	0	1,340
Financial liabilities
Deposits	559,568	0	561,871	0
Long-term debt	15,310	0	9,165	0
Interest payable	108	0	108	0

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2013 and December 31, 2012, the fair value of commitments was not material.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2013 and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and cash flows for the six month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2013

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2013 was $1.1 million, or $.33 per share, compared to net income of $1.2 million, or $.33 per share, for the second quarter of 2012. Net income declined primarily due to an approximately $1.0 million increase in the loan loss provision and continued margin compression, partially offset by gains on security sales of $817,000 and gain on extinguishment of long-term debt of approximately $300,000. Net income for the first six months of 2013 was $2.2 million, or $.63 per share, compared to $1.5 million, or $.44 per share, for the same period in 2012.

Net Interest Income

Net interest income was $5.1 million for the second quarter of 2013, compared to $5.4 million for the second quarter of 2012. Net interest margin decreased to 3.34% for the second quarter of 2013, compared to 3.38% for the same quarter last year. The net interest margin decreased primarily due to continued repricing of new and variable-rate assets to lower rates. Net interest income for the first half of 2013 was $10.5 million, compared to $10.9 million for the first half of 2012.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2013 was $1.3 million, compared to $332,000 in the same quarter last year. Net charge-offs were $167,000 in the second quarter of 2013, compared to $397,000 in the second quarter of 2012. Year to date net charge-offs for 2013 were $397,000, compared to $1.8 million for the first six months of 2012. The provision for loan losses for the six months ended June 30, 2013 was increased to add specific loan reserves of approximately $1.2 million for one commercial loan, bringing the total specific reserve on this loan to $2.0 million. The borrower’s financial condition has weakened, and the reserve is based on the estimated value of the accounts receivable not pledged to third parties and inventory securing the loan. Non-performing loans were $9.1 million at June 30, 2013, compared to $10.6 million at December 31, 2012 and $12.1 million at June 30, 2012.

Non-interest Income

Total non-interest income was $3.3 million for the second quarter of 2013, compared to $2.3 million for the second quarter of 2012. The increase is primarily due to a gain of $300,000 realized on the extinguishment of $1.0 million in trust preferred debt at a market discount in June 2013. In addition, in the second quarter of 2013, the Company also realized approximately $817,000 in securities sale gains, compared to $161,000 in securities sale gains in the second quarter of last year. In June 2013, the Company sold approximately $20.0 million in agency, mortgage-backed and taxable municipal securities to take advantage of current market pricing. Non-interest income for the first six months of 2013 was $5.2 million, compared to $4.4 million for the same period last year.

Non-interest Expense

Total non-interest expense was $5.6 million for the second quarter of 2013, compared to $5.8 million for the second quarter of 2012. The decline in expense is due to continued focus on expense reduction primarily in the areas of personnel and processing efficiency. In addition, net costs associated with the operation of other real estate have declined approximately 44%, or $101,000, compared to the same quarter last year, due to a decline in other real estate owned balances from $3.0 million at June 30, 2012 to $1.9 million at June 30, 2013.

Income Taxes

The provision for income taxes for the second quarter of 2013 was $336,000, or 22.8% effective rate, compared to $396,000, or 25.5% effective rate, for the second quarter of 2012. The provision for income taxes for the first half of 2013 was $618,000, or 22.3% effective rate, compared to $400,000, or 20.9% effective rate, for the first half of 2012. The higher effective tax rate for the first half of 2013 is primarily due to the increase in taxable income at the fully 34% marginal rate.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2013 are as follows (in thousands):

			2013 Change
	June 30, 2013	December 31, 2012	Amount	Percent
Total assets	$659,827	$651,075	$8,752	1.3
Interest-earning deposits	55,692	50,002	5,690	11.4
Federal funds sold	436	422	14	3.3
Loans, net *	403,798	397,169	6,629	1.7
Securities	134,154	133,020	1,134	0.9
Demand deposits	111,200	105,535	5,665	5.4
Savings, NOW, MMDA deposits	357,411	333,041	24,370	7.3
CD’s $100 and over	20,227	26,991	(6,764)	(25.1)
Other time deposits	84,088	94,001	(9,913)	(10.6)
Total deposits	572,926	559,568	13,358	2.4
Long-term borrowings	14,310	15,310	(1,000)	(6.5)
Stockholders’ equity	67,682	70,820	(3,138)	(4.4)

*	Excludes loans held for sale

At June 30, 2013, total assets were $659.8 million, an increase of $8.8 million from December 31, 2012. Loans have increased $6.6 million from December 31, 2012, primarily due to decreased sales of fixed-rate mortgages in the secondary market, resulting in growth in residential mortgage balances of approximately $4.2 million. The Company started maintaining more fixed-rate mortgage loans in 2012, cognizant of the fact these loans have inherent interest rate risk, in order to invest excess funds at rates higher than those available in overnight funds and securities and to replace prepayments in the mortgage loan portfolio. Commercial and industrial and commercial real estate loan balances have increased approximately $5.4 million since December 31, 2012, largely due to the addition of two large commercial real estate loan relationships. This growth was partially offset by seasonal declines in agricultural loan balances of approximately $2.8 million.

Total deposit liabilities increased $13.4 million from December 31, 2012. The Company has experienced growth in transaction, savings and money market accounts and a decline in certificates of deposit as depositors have chosen to either keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit or seek out longer-term, higher rate certificates elsewhere.

Allowance for Loan Losses

The Company’s loan loss experience for the periods ended June 30, 2013 and 2012 is outlined in Note 4 of the financial statements. The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Loans accounted for on non-accrual basis	$9,006	$9,815	$11,962
Accruing loans which are past due 90 days	74	778	165
Other real estate owned	1,894	1,327	3,032

Total non-performing assets	$10,974	$11,920	$15,159

Troubled debt restructurings, accruing	$1,200	$2,382	$2,416
Ratios:
Allowance to total loans	1.42%	1.18%	1.14%
Net charge-offs to average loans (annualized)	.20%	1.06%	.91%
Non-performing assets to total loans and other real estate owned	2.66%	2.96%	3.79%

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

The Company allocates the allowance for loan losses to specifically classified loans and non-classified loans generally based on the one- and three-year net charge-off history. In assessing the adequacy of the allowance for loan losses, the Company considers three principal factors: (1) the one- and three-year rolling average charge-off percentage applied to the current outstanding balance by portfolio type; (2) specific allocations applied to individual loans estimated by management to have a potential loss; and (3) estimated losses attributable to loan risk ratings and current unemployment rates.

Specific reserves increased to $2.7 million at June 30, 2013, compared to $1.4 million at December 31, 2012. Most of this increase is attributable to a $2.5 million working capital line secured by accounts receivable and inventory where the borrower’s financial condition has weakened, and the reserve is based on the estimated value of the accounts receivable not pledged to third parties and inventory securing the loan, resulting in increased specific reserves of $1.2 million in the second quarter of 2013.

As of June 30, 2013, there was $7.7 million in small business relationships on non-accrual. Approximately $3.2 million of this amount consisted of one relationship, all secured by commercial real estate or business assets. In addition, approximately $1.2 million of nonaccrual loans were acquired from American National Bank and are covered under the FDIC loss share agreement. Nonaccrual residential real estate loans totaled $1.0 million, with the largest balance being $109,000. Non-accrual agricultural loans totaled $38,000, consumer loans totaled $76,000, and home equity credit loans totaled $107,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at June 30, 2013 was 71.6%, compared to 71.9% at December 31, 2012 and 66.9% at June 30, 2012. Loans to total assets were 62.2% at June 30, 2013, compared to 61.8% at December 31, 2012 and 57.7% at June 30, 2012. At June 30, 2013, the Company had $55.7 million in interest-earning deposits. The Company has $134.2 million in available-for-sale securities that are readily marketable. Approximately 58.8% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 96.5% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At June 30, 2013 and December 31, 2012, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,610	18.98%	$33,554	8.0%	$41,942	10.0%
Bank	74,596	17.80	33,527	8.0	41,909	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,367	17.73	16,777	4.0	25,165	6.0
Bank	69,350	16.55	16,764	4.0	25,145	6.0
Tier I Capital (to Average Assets)
Consolidated	74,367	11.23	26,483	4.0	N/A	N/A
Bank	69,350	10.52	26,375	4.0	32,969	5.0
As of December 31, 2012
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,975	19.51%	$32,791	8.0%	$40,989	10.0%
Bank	71,899	17.55	32,766	8.0	40,957	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	75,215	18.35	16,396	4.0	24,593	6.0
Bank	67,139	16.39	16,383	4.0	24,574	6.0
Tier I Capital (to Average Assets)
Consolidated	75,215	11.27	26,701	4.0	N/A	N/A
Bank	67,139	10.12	26,534	4.0	33,167	5.0

(1)	The amounts and percentages set forth for the Bank are established by the prompt corrective action regulations of the Office of the Comptroller of the Currency. The amounts and percentages set forth for the Company are established by the Federal Reserve Board. The Bank Holding Company Act requires the Company to be well capitalized in order to remain a financial holding company.

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two-year period and also for immediate rate shocks. Due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at June 30, 2013, the Bank was within the guidelines established by the Board for net interest income changes for increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes are also within the ALCO guidelines.

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

	Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	6/30/13	ALCO Guideline	6/30/13	ALCO Guideline
+400	11.73%	+20%	-2.3%	+30%
+300	8.36	+15%	-1.2	+20
+200	5.54	+10	.4	+15
+100	2.61	+5	1.01	+10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) as of June 30, 2013, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended June 30, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/13 to 4/30/13	—	—	—	—
5/1/13 to 5/31/13	4,300	$19.55	—	—
6/1/13 to 6/30/13	—	—	—	—

The shares included in the above table were all purchased in one privately negotiated transaction.

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5—Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits

Exhibit Number

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

*	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 9, 2013	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).	Included herewith

*	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.