Form 10-Q
period 2013-09-30
NB&T FINANCIAL GROUP INC
filed 2013-11-14
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 1, 2013, 3,425,865 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September  30, 2013 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$11,960	$14,085
Interest-bearing deposits	41,611	50,002
Federal funds sold	440	422

Cash and cash equivalents	54,011	64,509

Available-for-sale securities	138,818	133,020
Loans held for sale	245	255
Loans, net of allowance for loan losses of $5,884 and $4,760 at September 30, 2013 and December 31, 2012, respectively	398,416	397,169
Premises and equipment	17,096	18,417
Federal Reserve and Federal Home Loan Bank stock	10,035	10,030
Earned income receivable	2,879	2,732
Goodwill	3,625	3,625
Core deposits and other intangibles	375	556
Bank-owned life insurance	15,995	15,644
Other real estate owned	1,426	1,327
FDIC loss share receivable	823	1,340
Other	1,666	2,451

Total assets	$645,410	$651,075

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$112,699	$105,535
Savings, NOW and money market	345,015	333,041
Time	100,361	120,992

Total deposits	558,075	559,568

Long-term debt	14,310	15,310
Interest payable and other liabilities	4,898	5,377

Total liabilities	577,283	580,255

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,659	12,440
Retained earnings	59,832	59,683
Accumulated other comprehensive income (loss)	(703)	2,333
Treasury stock, at cost
Common; 2013 – 405,503 shares, 2012 – 397,370 shares	(4,661)	(4,636)

Total stockholders’ equity	68,127	70,820

Total liabilities and stockholders’ equity	$645,410	$651,075

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans	$4,802	$5,325	$14,888	$16,267
Securities
Taxable	193	490	692	1,657
Tax-exempt	372	226	971	585
Dividends on Federal Home Loan and Federal Reserve Bank stock	110	110	331	338
Deposits with financial institutions	32	46	110	155

Total interest and dividend income	5,509	6,197	16,992	19,002

Interest Expense
Deposits	358	567	1,186	1,993
Long-term debt	80	182	244	616

Total interest expense	438	749	1,430	2,609

Net Interest Income	5,071	5,448	15,562	16,393
Provision for Loan Losses	400	1,973	1,840	3,605

Net Interest Income After Provision for Loan Losses	4,671	3,475	13,722	12,788

Noninterest Income
Trust income	308	287	915	832
Service charges on deposits	761	842	2,244	2,391
Other service charges and fees	545	512	1,608	1,576
Investment services commissions	108	114	337	250
Net realized gains on sales of available-for-sale securities	0	1,013	781	1,174
Income from bank owned life insurance	118	121	351	360
Gain on extinguishment of long-term debt	0	0	300	0
Death benefit in excess of life insurance cash value	0	359	0	359
Other-than-temporary losses on investments:
Total other-than-temporary losses	0	0	0	(35)
Portion of losses recognized in other comprehensive income (before taxes)	0	0	0	0

Net impairment losses recognized in earnings	0	0	0	(35)
Other	307	742	828	1,501

Total noninterest income	2,147	3,990	7,364	8,408

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Noninterest Expense
Salaries and employee benefits	$2,704	$2,826	$8,304	$8,529
Net occupancy expense	523	561	1,619	1,697
Equipment expense	320	363	1,018	1,087
Data processing fees	477	436	1,398	1,297
Professional fees	427	380	1,271	1,247
Marketing expense	56	175	191	339
Printing, postage and supplies	161	159	493	491
State franchise tax	229	228	676	678
FDIC insurance	106	136	342	388
Amortization of intangibles	62	68	182	207
Net costs of operation of other real estate	61	237	420	767
Other	397	365	1,100	1,022

Total non-interest expense	5,523	5,934	17,014	17,749

Income Before Income Tax	1,295	1,531	4,072	3,447
Provision for Income Taxes	227	257	846	657

Net Income	$1,068	$1,274	$3,226	$2,790

Basic Earnings Per Share	$.31	$.37	$.94	$.81

Diluted Earnings Per Share	$.31	$.37	$.94	$.81

Dividends Per Share	$.30	$.30	$.90	$.90

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,068	$1,274	$3,226	$2,790
Other comprehensive income (loss), before tax effect:
Unrealized gains (losses) on securities available for sale	205	866	(5,381)	1,842
Net unrealized gain (loss) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	56	0	106
Reclassification of gains realized in income	0	(1,013)	781	(1,139)

Other comprehensive income (loss), before tax effect	205	(91)	(4,600)	809
Tax expense (credit)	70	(31)	(1,564)	275

Other comprehensive income (loss)	135	(60)	(3,036)	534

Comprehensive Income	$1,203	$1,214	$190	$3,324

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$3,226	$2,790
Items not requiring (providing) cash:
Depreciation and amortization	1,178	1,225
Provision for loan losses	1,840	3,605
Amortization of premiums and discounts on securities	2,809	2,689
Increase in cash surrender value on bank owned life insurance	(351)	(360)
Death benefit in excess of life insurance cash value	0	(359)
Proceeds from FDIC loss share receivable	517	319
Stock options expense	140	135
Other-than-temporary impairment on available-for-sale securities	0	35
Net realized gains on sales of available-for-sale securities	(781)	(1,174)
Gain on extinguishment of long-term debt	(300)	0
Net changes in: Loans held for sale	10	(140)
Other assets and liabilities	2,033	717

Net cash provided by operating activities	10,321	9,482

Investing Activities
Purchases of available-for-sale securities	(72,519)	(51,236)
Proceeds from sales of available-for-sale securities	21,436	14,845
Proceeds from maturities of available-for-sale securities	38,657	37,396
Purchase of Federal Reserve Bank stock	(5)	(5)
Proceeds from death benefit on bank owned life insurance	0	680
Net change in loans	(3,927)	1,709
Purchases of premises and equipment	(273)	(469)

Net cash provided/(used) in investing activities	(16,631)	2,920

Financing Activities
Net change in:
Deposits	(1,493)	(5,035)
Proceeds from stock options exercised	252	52
Purchase of treasury shares	(198)	(251)
Extinguishment of long-term debt	(700)	0
Proceeds from sale of treasury stock	0	185
Dividends paid	(2,049)	(3,082)

Net cash used in financing activities	(4,188)	(8,131)

Increase (Decrease) in Cash and Cash Equivalents	(10,498)	4,271
Cash and Cash Equivalents, Beginning of Period	64,509	75,668

Cash and Cash Equivalents, End of Period	$54,011	$79,939

Supplemental Cash Flows Information
Interest paid	$1,457	$2,689
Income taxes paid	1,398	650
Transfers of loans into other real estate owned	873	829

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company” or “NB&T”) as of September 30, 2013 and December 31, 2012, and the results of its operations and cash flows for the three- and nine-month periods ended September 30, 2013 and 2012. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
September 30, 2013:
U.S. Government sponsored entities	$23,765	$54	$(46)	$23,773
Mortgage-backed securities:
U.S. Government sponsored entities-residential	60,767	728	(155)	61,340
Private label-residential	2,061	69	0	2,130
State and political subdivisions	53,290	376	(2,091)	51,575

	$139,883	$1,227	$(2,292)	$138,818

December 31, 2012:
U.S. Government sponsored entities	$19,668	$414	$0	$20,082
Mortgage-backed securities:
U.S. Government sponsored entities-residential	66,735	1,389	(49)	68,075
Private label-residential	3,945	131	(53)	4,023
State and political subdivisions	39,137	1,816	(113)	40,840

	$129,485	$3,750	$(215)	$133,020

The amortized cost and fair value of securities available for sale at September 30, 2013, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$3,131	$3,149
One to five years	19,967	20,024
Five to ten years	7,269	7,358
After ten years	46,688	44,817

	77,055	75,348
Mortgage-backed securities	62,828	63,470

Totals	$139,883	$138,818

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $74,198,720 at September 30, 2013, and $61,727,000 at December 31, 2012.

Gross gains of $817,000 and gross losses of $36,000 resulting from sales of available-for-sale securities were realized during the first nine months of 2013. The $36,000 loss resulted from the sale of a private-label collateralized mortgage obligation for which other-than-temporary impairment charges were recognized in prior periods. The $781,000 net gain for the first nine months of the year is a reclassification from accumulated other comprehensive income and is included in the net realized gains on sales of available-for-sale securities line item in the income statement. The related $266,000 tax expense is a reclassification from accumulated other comprehensive income and is included in the provision for income taxes line item in the income statement. Gross gains of $1,174,000 and gross losses of $0 resulting from sales of available-for-sale securities were realized during the first nine months of 2012. Gross gains and losses are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2013
U.S. Government sponsored entities	$4,799	$(46)	$0	$0	$4,799	$(46)
Mortgage-backed securities:
U.S. Government sponsored entities-residential	12,898	(155)	0	0	12,898	(155)
State and political subdivisions	34,498	(2,091)	0	0	34,498	(2,091)

Total Securities	$52,195	$(2,292)	$0	$0	$52,195	$(2,292)

December 31, 2012
Mortgage-backed securities:
U.S. Government sponsored entities-residential	$12,902	$(48)	$1,352	$(1)	$14,254	$(49)
Private label-residential	0	0	604	(53)	604	(53)
State and political subdivisions	6,656	(113)	0	0	6,656	(113)

Total Securities	$19,558	$(161)	$1,956	$(54)	$21,514	$(215)

Management evaluates securities for other-than-temporary impairment on a periodic basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition of the issuer; and (3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2013, the unrealized losses less than twelve months old are deemed to be due to changes in interest rates and are not considered other-than-temporary.

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

	Accumulated Credit Losses
	Nine Months Ended
	September 30, 2013	September 30, 2012
Balance, beginning of period	$(119)	$(118)
Additions related to other-than-temporary losses not previously recognized	0	(35)
Reductions related to losses realized which were previously recognized	119	29

Balance, end of period	$0	$(124)

The beginning accumulated credit loss balance related to one private-label collateralized mortgage obligation. That security was sold during the first quarter of 2013 with an additional loss of $36,000 realized at the time of sale.

Note 3: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows (thousands):

	September 30, 2013	December 31, 2012
Net unrealized gain(loss) on available-for-sale securities	$(1,065)	$3,588
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	(53)

	(1,065)	3,535
Tax effect	(362)	1,202

Net-of-tax amount	$(703)	$2,333

Note 4: Loans and Allowance for Loan Losses

	September 30, 2013	December 31, 2012
Categories of loans include (thousands):
Commercial and industrial	$40,141	$54,961
Commercial real estate	192,042	179,905
Agricultural	33,361	33,679
Residential real estate	131,123	127,007
Consumer	7,547	6,319

Total loans	404,204	401,871
Less: Net deferred loan costs, premiums and discounts	96	58
Allowance for loan losses	(5,884)	(4,760)

Net loans	$398,416	$397,169

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

Allowance for Loan Losses

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

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Company acquires an updated appraisal upon identification of impairment and periodically thereafter for commercial, commercial real estate and multi-family loans. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions, including the local economy, trends in charge-offs and delinquencies, etc., and the related qualitative adjustments assigned by the Company.

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

The following tables present the allowance for loan losses for the three-month and nine-month periods ended September 30, 2013 and 2012 (thousands):

Three Months Ended September 30, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,692	$2,373	$75	$444	$212	$7	$5,803
Charge-offs	(302)	(83)	0	(26)	(15)	(4)	(430)
Recoveries	4	79	0	10	0	18	111
Provision	370	(23)	11	20	35	(13)	400

Ending Balance	$2,764	$2,346	$86	$448	$232	$8	$5,884

Three Months Ended September 30, 2012

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$764	$3,000	$76	$360	$224	$84	$4,508
Charge-offs	0	(224)	0	(168)	(6)	(16)	(414)
Recoveries	6	34	1	12	0	15	68
Provision	1,605	163	5	229	(7)	(22)	1,973

Ending Balance	$2,375	$2,973	$82	$433	$211	$61	$6,135

Nine Months Ended September 30, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,697	$2,284	$85	$460	$199	$35	$4,760
Charge-offs	(344)	(368)	0	(109)	(142)	(28)	(991)
Recoveries	5	193	0	16	1	60	275
Provision	1,406	237	1	81	174	(59)	1,840

Ending Balance	$2,764	$2,346	$86	$448	$232	$8	$5,884

Nine Months Ended September 30, 2012

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,380	$2,372	$231	$373	$195	$117	$4,668
Charge-offs	(884)	(895)	0	(306)	(106)	(95)	(2,286)
Recoveries	7	54	3	14	10	60	148
Provision	1,872	1,442	(152)	352	112	(21)	3,605

Ending Balance	$2,375	$2,973	$82	$433	$211	$61	$6,135

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of September 30, 2013 and December 31, 2012 (thousands):

	Evaluated for Impairment
	Individually	Collectively	Total
September 30, 2013
Allowance for loan losses:
Commercial	$2,192	$573	$2,764
Commercial Real Estate	471	1,875	2,346
Agricultural	0	86	86
Residential-1-4 Family	5	443	448
Residential -Home equity	0	232	232
Consumer	0	7	8

Total	$2,668	$3,216	$5,884

Loans:
Commercial	$3,583	$36,558	$40,141
Commercial Real Estate	5,368	186,674	192,042
Agricultural	38	33,313	33,351
Residential-1-4 Family	968	101,444	102,412
Residential -Home equity	45	28,666	28,711
Consumer	10	7,537	7,547

Total	$10,012	$394,192	$404,204

December 31, 2012
Allowance for loan losses:
Commercial	$1,029	$668	$1,697
Commercial Real Estate	413	1,872	2,285
Agricultural	0	85	85
Residential-1-4 Family	1	459	460
Residential -Home equity	0	199	199
Consumer	0	34	34

Total	$1,443	$3,317	$4,760

Loans:
Commercial	$4,489	$50,472	$54,961
Commercial Real Estate	5,524	174,381	179,905
Agricultural	75	33,604	33,679
Residential-1-4 Family	1,008	95,659	96,667
Residential -Home equity	36	30,304	30,340
Consumer	16	6,303	6,319

Total	$11,148	$390,723	$401,871

The following table presents the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of September 30, 2013 and December 31, 2012 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Pass	$33,146	$47,481	$176,403	$161,671	$33,313	$33,378
Other Assets Especially Mentioned	1,927	2,647	2,694	3,983	0	226
Substandard	4,922	4,687	12,945	14,251	38	75
Doubtful	146	146	0	0	0	0
Loss	0	0	0	0	0	0
Non-rated	0	0	0	0	0	0

Total	$40,141	$54,961	$192,042	$179,905	$33,351	$33,679

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Pass	$100,014	$94,262	$28,626	$30,110	$7,472	$6,295
Substandard	2,398	2,405	85	230	75	24

Total	$102,412	$96,667	$28,711	$30,340	$7,547	$6,319

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables present the Company’s past due and nonaccrual loans as of September 30, 2013 and December 31, 2012 (thousands):

September 30, 2013:

						Total	90+ Days
	Past Due Days					Financing	&	Non-
	30-59	60-89	90+	Total	Current	Receivables	Accruing	accrual
Commercial	$263	$18	$3,239	$3,520	$36,621	$40,141	$30	$3,568
Commercial Real Estate	123	189	3,139	3,451	188,591	192,042	0	3,384
Agricultural	67	0	28	95	33,256	33,351	0	38
Residential 1-4 Family	327	219	614	1,160	101,252	102,412	0	1,143
Residential Home Equity	63	19	36	118	28,593	28,711	0	70
Consumer	16	0	25	41	7,506	7,547	0	70

Total	$859	$445	$7,081	$8,385	$395,819	$404,204	$30	$8,273

December 31, 2012:

						Total	90+ Days
	Past Due Days					Financing	&	Non-
	30-59	60-89	90+	Total	Current	Receivables	Accruing	accrual
Commercial	$65	$91	$4,594	$4,750	$50,211	$54,961	$620	$4,418
Commercial Real Estate	602	26	3,590	4,218	175,687	179,905	0	3,950
Agricultural	0	0	53	53	33,626	33,679	0	75
Residential 1-4 Family	460	24	540	1,024	95,643	96,667	134	1,116
Residential Home Equity	54	3	173	230	30,110	30,340	24	196
Consumer	22	38	10	70	6,249	6,319	0	60

Total	$1,203	$182	$8,960	$10,345	$391,526	$401,871	$778	$9,815

The following tables present impaired loan information at September 30, 2013 and December 31, 2012 and for the periods ended September 30, 2013 and September 30, 2012 and the related allowance for loan losses (thousands).

				For the three months ended September 30, 2013		For the nine months ended September 30, 2013
September 30, 2013:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$374	$547	$0	$543	$0	$782	$36
Commercial real estate	2,355	2,603	0	2,803	72	3,101	170
Agricultural	38	52	0	38	0	47	3
Residential-1 to 4 Family	882	996	0	931	7	966	22
Residential-Home equity	30	39	0	39	0	37	1
Consumer	10	10	0	11	0	13	1
With an allowance recorded:
Commercial	$3,209	$3,216	$2,192	$3,209	$0	$3,247	$0
Commercial real estate	3,013	3,096	471	2,800	0	2,444	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	86	103	5	43	0	22	0
Residential-Home equity	15	15	0	8	0	4	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$3,583	$3,763	$2,192	$3,751	$0	$4,029	$36
Commercial real estate	5,368	5,699	471	5,603	72	5,545	170
Agricultural	38	52	0	38	0	47	3
Residential-1 to 4 Family	968	1,099	5	974	7	987	22
Residential- Home equity	45	54	0	47	0	41	1
Consumer	10	10	0	11	0	13	1

	As of December 31, 2012			For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,255	$1,571	$0	$1,003	$1	$904	$40
Commercial real estate	3,940	4,145	0	3,659	102	3,760	166
Agricultural	75	87	0	53	0	26	0
Residential-1 to 4 Family	1,008	1,126	0	1,028	9	1,041	28
Residential-Home equity	36	40	0	38	0	19	0
Consumer	16	16	0	16	0	8	0
With an allowance recorded:
Commercial	$3,234	$3,290	$1,029	$3,561	$0	$2,456	$0
Commercial real estate	1,584	1,665	413	3,579	0	3,532	0
Agricultural	0	0	0	18	0	9	0
Residential-1 to 4 Family	0	80	1	80	0	40	0
Residential-Home equity	0	0	0	0	0	0	0
Consumer	0	2	0	1	0	1	0
Total:
Commercial	$4,489	$4,861	$1,029	$4,564	$1	$3,360	$40
Commercial real estate	5,524	5,810	413	7,238	102	7,292	166
Agricultural	75	87	0	71	0	35	0
Residential-1 to 4 Family	1,008	1,206	1	1,108	9	1,081	28
Residential—Home equity	36	40	0	38	0	19	0
Consumer	16	18	0	17	0	9	0

Interest income recognized is not materially different from cash basis interest.

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment: (thousands):

Newly classified troubled debt restructurings:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial	1	$24	$22	0	$0	$0
Commercial real estate	0	0	0	0	0	0
Residential	0	0	0	0	0	0
Consumer	0	0	0	1	2	2

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial	1	$24	$22	1	$62	$22
Commercial real estate	1	447	435	1	19	19
Residential	1	15	15	2	158	117
Consumer	0	0	0	2	20	17

The following table provides information on how restructured loans were modified during the three- and nine-month periods ended September 30, 2013 and 2012 (thousands):

	September 30, 2013
	Three Months Ended		Nine Months Ended
	Recorded Investment	Amount charged off	Recorded Investment	Amount charged off
Extended Maturities	$22	$0	$37	$0
Lowered interest rate and extended term	0	0	435	0

	September 30, 2012
	Three Months Ended		Nine Months Ended
	Recorded Investment	Amount charged off	Recorded Investment	Amount charged off
Extended Maturities	$2	$0	$73	$0
Lowered payment	0	0	22	0
Reduced principal and lowered interest rate	0	0	80	36

The allowance for loan losses was not increased for any of the above restructured loans.

All TDRs are considered impaired loans. The Company considers TDRs that become 30 days or more past due under the modified terms as subsequently defaulted. The Company had noTDR’s modified in the past twelve months that subsequently defaulted during the year-to-date period.

The Company acquired loans from American National Bank on March 19, 2010 and by its acquisition by merger of Community National Corporation on December 31, 2009. At the time of each acquisition, there was evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that all contractually required payments would not be collected. As of September 30, 2013, such acquired credit-impaired loans represent less than one percent of total loans and the disclosures required under ASC 310-30 are not considered material to the overall financial statements.

Note 5: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	September 30, 2013	December 31, 2012
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	9,310	10,310

Total	$14,310	$15,310

On June 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities were payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR, which was 1.76% at September 30, 2013. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

As of September 30, 2013 and December 31, 2012, the outstanding principal balance of the Capital Securities was $9,000,000 and $10,000,000, respectively. In June 2013, the Company extinguished $1.0 million in debt at a discount with a gain of $300,000 recognized. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 6: Commitments and Contingencies

Outstanding commitments to extend credit as of September 30, 2013 totaled $86,097,000, compared to $97,512,000 at December 31, 2012. Standby letters of credit as of September 30, 2013 totaled $782,000, compared to $1,742,000 at December 31, 2012.

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

Note 7: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,068	$1,274	$3,226	$2,790

Denominator:
Weighted-average common shares outstanding (basic)	3,415,732	3,424,112	3,416,915	3,424,390
Effect of stock options	22,458	7,507	11,588	7,798

Weighted-average common shares outstanding (diluted)	3,438,190	3,431,619	3,428,503	3,432,188

Earnings per share:
Basic	$.31	$.37	$.94	$.81

Diluted	$.31	$.37	$.94	$.81

For the three and nine months ended September 30, 2013, stock options covering 116,100 and 198,100 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For the three and nine months ended September 30, 2012, stock options covering 223,767 and 191,600 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2013, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012. (See fair values by type of security in Note 2) (thousands):

	Fair Value	Fair Value Measurements at Reporting Date Using
Description		Level 1	Level 2	Level 3
September 30, 2013:
Available-for-sale securities	$138,818	$0	$138,818	$0
December 31, 2012:
Available-for-sale securities	$133,020	$0	$133,020	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At September 30, 2013 and December 31, 2012, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. NB&T also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

	Fair	Fair Value Measurements at Reporting Date Using
Description	Value	Level 1	Level 2	Level 3
September 30, 2013:
Impaired loans	$2,684	$0	$0	$2,684
Other real estate owned	229	0	0	229
December 31, 2012:
Impaired loans	$2,047	$0	$0	$2,047
Other real estate owned	613	0	0	613

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (thousands).

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
September 30, 2013:
Impaired loans	$2,684	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$229	Market comparable properties	Comparability adjustments	10%
December 31, 2012:
Impaired loans	$2,047	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$613	Market comparable properties	Comparability adjustments	10%

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

	Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2013:
Financial assets
Cash and cash equivalents	$54,011	$54,011	$0	$0
Loans including loans held for sale, net	398,661	0	0	404,404
Stock in FRB and FHLB	10,035	0	10,035	0
Earned income receivable	2,879	0	2,879	0
FDIC loss share receivable	823	0	0	823
Financial liabilities
Deposits	558,075	0	559,922	0
Long-term debt	14,310	0	8,387	0
Interest payable	84	0	84	0
December 31, 2012:
Financial assets
Cash and cash equivalents	$64,509	$64,509	$0	$0
Loans including loans held for sale, net	397,424	0	0	407,145
Stock in FRB and FHLB	10,030	0	10,030	0
Earned income receivable	2,732	0	2,732	0
FDIC loss share receivable	1,340	0	0	1,340
Financial liabilities
Deposits	559,568	0	561,871	0
Long-term debt	15,310	0	9,165	0
Interest payable	108	0	108	0

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2013 and December 31, 2012, the fair value of commitments was not material.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2013 and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and cash flows for the nine month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

November 14, 2013

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter of 2013 was $1.1 million, or $.31 per share, compared to net income of $1.3 million, or $.37 per share, for the third quarter of 2012. Non-interest income was higher in the third quarter of 2012 due to three items: 1) gains of approximately $1 million realized on the sale of securities; 2) termination of the Bank’s single-family FDIC loss share guarantee for approximately $405,000, and 3) realization of non-taxable income of approximately $359,000 on a bank-owned life insurance death benefit in excess of surrender value. These items were partially offset by a $1.5 million higher loan loss provision in the third quarter last year, compared to the same quarter this year. In addition, net income is down due to continued margin compression, partially offset by lower non-interest expenses. Net income for the first nine months of 2013 was $3.2 million, or $.94 per share, compared to $2.8 million, or $.81 per share, for the same period in 2012.

Net Interest Income

Net interest income was $5.1 million for the third quarter of 2013, compared to $5.4 million for the third quarter of 2012. Net interest margin decreased to 3.33% for the third quarter of 2013, compared to 3.42% for the same quarter last year. The net interest margin decreased primarily due to lower loan yields on new loans and continued repricing of variable-rate loans to lower rates due to the competitive market in this historically low interest-rate environment, as well as higher premium amortization on mortgage-related securities due to increased mortgage loan refinancing. Net interest income for the first nine months of 2013 was $15.6 million, compared to $16.4 million for the first nine months of 2012.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2013 was $400,000, compared to $2.0 million in the same quarter last year. Net charge-offs were $319,000 in the third quarter of 2013, compared to $346,000 in the third quarter of 2012. Specific reserves on two large commercial relationships were the primary reason for the higher provision for loan losses in the third quarter of 2012. Year to date net charge-offs for 2013 were $716,000, compared to $2.1 million for the first nine months of 2012. The provision for loan losses for the nine months ended September 30, 2013 was increased to add specific loan reserves of approximately $1.2 million for one commercial loan, bringing the total specific reserve on this loan to $2.0 million. Non-performing loans were $8.3 million at September 30, 2013, compared to $12.4 million at September 30, 2012.

Non-interest Income

Total non-interest income was $2.1 million for the third quarter of 2013, compared to $4.0 million for the third quarter of 2012. The decrease is primarily due to the realization of approximately $1.0 million in securities sale gains in the third quarter last year. No securities were sold in the third quarter of 2013. In addition, the Company realized non-recurring income of $764,000 in the third quarter of 2012 related to the termination of the single-family FDIC loss share guarantee and the bank-owned life insurance death benefit. Non-interest income for the first nine months of 2013 was $7.4 million, compared to $8.4 million for the same period last year.

Non-interest Expense

Total non-interest expense was $5.5 million for the third quarter of 2013, compared to $5.9 million for the third quarter of 2012. The decline in expense is due to continued focus on expense reduction primarily in the areas of personnel and processing efficiency. In addition, net costs associated with the operation of other real estate have declined approximately 74%, or $176,000, compared to the same quarter last year due to a decline in other real estate owned balances from $2.2 million at September 30, 2012 to $1.4 million at September 30, 2013.

Income Taxes

The provision for income taxes for the third quarter of 2013 was $227,000, or 17.6% effective rate, compared to $257,000, or 16.8% effective rate, for the third quarter of 2012. The provision for income taxes for the first nine months of 2013 was $846,000, or 20.8% effective rate, compared to $657,000, or 19.1% effective rate, for the first nine months of 2012.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2013 are as follows (in thousands):

	September 30, 2013	December 31, 2012	2013 Change
			Amount	Percent
Total assets	$645,410	$651,075	$(5,665)	(0.9)
Interest-bearing deposits	41,611	50,002	(8,391)	(16.8)
Federal funds sold	440	422	18	4.3
Loans, net *	398,416	397,169	1,247	0.3
Securities	138,818	133,020	5,798	4.4
Demand deposits	112,699	105,535	7,164	6.8
Savings, NOW, MMDA deposits	345,015	333,041	11,974	3.6
CD’s $100 and over	19,166	26,991	(7,825)	(29.0)
Other time deposits	81,195	94,001	(12,806)	(13.6)
Total deposits	558,075	559,568	(1,493)	(0.3)
Long-term borrowings	14,310	15,310	(1,000)	(6.5)
Stockholders’ equity	68,127	70,820	(2,693)	(3.8)

*	Excludes loans held for sale

At September 30, 2013, total assets were $645.4 million, a decrease of $5.7 million from December 31, 2012. Loans have increased $1.2 million from December 31, 2012, primarily due to decreased sales of fixed-rate mortgages in the secondary market, resulting in growth in residential mortgage balances of approximately $4.1 million, partially offset by increased loan payoffs in the commercial loan portfolio. The Company started maintaining more fixed-rate mortgage loans in 2012, cognizant of the fact these loans have inherent interest rate risk, in order to invest excess funds at rates higher than those available in overnight funds and securities and to replace prepayments in the mortgage loan portfolio.

Total deposit liabilities declined $1.5 million from December 31, 2012. The Company has experienced a decline in time deposits of approximately $20.6 million, largely offset by growth in transaction, savings and money market account of approximately $19.1 million as depositors have chosen to either keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit or seek out longer-term, higher rate certificates elsewhere. The Company continues to allow higher-priced deposits to leave based on its liquidity position and lower-rate reinvestment alternatives.

Allowance for Loan Losses

The Company’s loan loss experience for the periods ended September 30, 2013 and 2012 is outlined in Note 4 of the financial statements. The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Loans accounted for on non-accrual basis	$8,273	$9,815	$12,179
Accruing loans which are past due 90 days	30	778	247
Other real estate owned	1,426	1,327	2,196

Total non-performing assets	$9,729	$11,920	$14,622

Troubled debt restructurings, accruing	$2,726	$2,382	$2,416
Ratios:
Allowance to total loans	1.46%	1.18%	1.53%
Net charge-offs to average loans (annualized)	.24%	1.06%	.72%
Non-performing assets to total loans and other real estate owned	2.40%	2.96%	3.64%

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

Specific reserves increased to $2.7 million at September 30, 2013, compared to $1.4 million at December 31, 2012. Most of this increase is attributable to a $2.5 million working capital line secured by accounts receivable and inventory where the borrower’s financial condition has weakened, and the reserve is based on the estimated discounted value of the accounts receivable not pledged to third parties and inventory securing the loan, resulting in increased specific reserves of $1.2 million in 2013.

As of September 30, 2013, there was $7.0 million in small business relationships on non-accrual. Approximately $3.2 million of this amount consisted of one relationship, all secured by commercial real estate or business assets. In addition, approximately $1.2 million of nonaccrual loans were acquired from American National Bank and are covered under the FDIC loss share agreement. Nonaccrual residential real estate loans totaled $1.1 million, with the largest balance being $126,000. Non-accrual agricultural loans totaled $38,000, consumer loans totaled $70,000, and home equity credit loans totaled $70,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2013 was 72.5%, compared to 71.9% at December 31, 2012 and 69.4% at September 30, 2012. Loans to total assets were 62.7% at September 30, 2013, compared to 61.8% at December 31, 2012 and 60.0% at September 30, 2012. At September 30, 2013, the Company had $54.0 million in interest-earning deposits. The Company has $138.8 million in available-for-sale securities that are readily marketable. Approximately 53.5% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 96.6% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At September 30, 2013 and December 31, 2012, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,942	19.22%	$33,275	8.0%	$41,594	10.0%
Bank	75,751	18.23	33,248	8.0	41,560	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,739	17.97	16,638	4.0	24,956	6.0
Bank	70,548	16.98	16,624	4.0	24,936	6.0
Tier I Capital (to Average Assets)
Consolidated	74,739	11.49	26,022	4.0	N/A	N/A
Bank	70,548	10.82	26,069	4.0	32,587	5.0
As of December 31, 2012
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,975	19.51%	$32,791	8.0%	$40,989	10.0%
Bank	71,899	17.55	32,766	8.0	40,957	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	75,215	18.35	16,396	4.0	24,593	6.0
Bank	67,139	16.39	16,383	4.0	24,574	6.0
Tier I Capital (to Average Assets)
Consolidated	75,215	11.27	26,701	4.0	N/A	N/A
Bank	67,139	10.12	26,534	4.0	33,167	5.0

(1)	The amounts and percentages set forth for the Bank are established by the prompt corrective action regulations of the Office of the Comptroller of the Currency. The amounts and percentages set forth for the Company are established by the Federal Reserve Board. The Bank Holding Company Act requires the Company to be well capitalized in order to remain a financial holding company.

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two-year period and also for immediate rate shocks. Due to the low interest rate environment, the down rate changes were not modeled. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at September 30, 2013, the Bank was within the guidelines established by the Board for net interest income changes for increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes are also within the ALCO guidelines.

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

	Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	9/30/13	ALCO Guideline	9/30/13	ALCO Guideline
+400	13.0%	20%	-3.9%	30%
+300	9.6	15%	-2.8	20
+200	6.8	10	-1.2	15
+100	3.5	5	-0.03	10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) as of September 30, 2013, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended September 30, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Issuer Purchases of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits

Exhibit Number

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

*	As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 14, 2013	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101*

The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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