Form 10-K
period 2013-12-31
NB&T FINANCIAL GROUP INC
filed 2014-03-18
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $21.01 per share on June 30, 2013, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $52,273,804. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by The National Bank and Trust Company (the “Bank”) as trustee with respect to which the Bank has sole or shared voting or dispositive power. As of March 3, 2014, 3,429,560 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders of NB&T Financial Group, Inc. (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K:

1. Proposal 1: Election of Directors;

2. Section 16(a) Beneficial Ownership Reporting Compliance;

3. Compensation of Executive Officers and Directors;

4. Voting Securities and Ownership of Certain Beneficial Owners and Management;

5. Certain Relationships and Related Transactions;

6. Proposal 2: Ratification of Selection of BKD, LLP as the Independent Registered Public Accounting Firm

NB&T FINANCIAL GROUP, INC.

For the Year Ended December 31, 2013

PART I

PART I

Item 1. Description of Business

GENERAL

NB&T Financial Group, Inc. (“NB&T Financial” or the “Company”), an Ohio corporation, is a financial holding company which owns all of the issued and outstanding common shares of The National Bank and Trust Company, chartered under the laws of the United States (the “Bank”). The Bank is engaged in the commercial banking business primarily in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of accepting deposits, through various consumer and commercial deposit products, and using such deposits to fund loans secured by residential and non-residential real estate, commercial and agricultural loans and consumer loans, including automobile loans. All of the foregoing deposit and lending services are available at each of the Bank’s full-service offices. The Bank also has a trust department with assets under management of approximately $254.4 million. The Bank also, through its wholly-owned subsidiary, NB&T Insurance Group, Inc., offers annuities and brokerage services to the Bank’s customers. As of December 31, 2013, the Bank had 192 employees.

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

On March 19, 2010, the Bank assumed all the deposits and acquired certain assets and other liabilities of American National Bank in Parma, Ohio, from the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to the terms of a purchase and assumption agreement. As part of the acquisition, the Bank and the FDIC entered into loss-sharing agreements that collectively covered approximately $48.2 million of assets, consisting almost entirely of commercial real estate loans and commercial and industrial loans. In 2012, the FDIC and the Bank terminated the single-family loss-sharing agreement which covered approximately $800,000 of remaining assets. In January 2013, the Company closed its Parma branch due to low growth and increased costs.

As a registered bank holding company and financial holding company under the Bank Holding Company Act, NB&T Financial is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (the “FRB”). The Bank, as a national bank, is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the “OCC”), the FRB and the Consumer Financial Protection Bureau (the “CFPB”). The Bank is a member of the Federal Reserve Bank of Cleveland. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Since its incorporation in 1980, NB&T Financial’s activities have been limited primarily to holding the common shares of the Bank. Consequently, the following discussion focuses primarily on the business of the Bank.

Lending Activities

General. The Bank’s income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial and agricultural loans, and consumer loans. Please refer to Table 7 on page 22, which summarizes the loan portfolio mix.

Commercial and Industrial Lending. The Bank originates loans to businesses in its market area, including “floor plan” loans to automobile dealers and loans guaranteed by the Small Business Administration. The typical commercial borrower is a small to mid-sized company with annual sales under $10,000,000. The majority of commercial loans are made at adjustable rates of interest tied to the prime rate. Commercial loans typically have terms of up to five years. Commercial and industrial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

Commercial Real Estate. The Bank makes loans secured by commercial real estate predominately located in its market area. Such loans generally are adjustable-rate loans for terms of up to 25 years. The types of properties securing loans in the Bank’s portfolio include warehouses, retail outlets and general industrial use properties. Commercial real estate lending generally entails greater risks than residential real estate lending. Such loans typically involve larger balances and depend on the income of the property to service the debt. Consequently, the risk of default on such loans may be more sensitive to adverse economic conditions. The Bank attempts to minimize such risks through prudent underwriting practices.

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

Trust Services

The Bank received trust powers in 1922 and had approximately $254.4 million in assets under management at December 31, 2013 in the Trust Department. These assets are not included in the Bank’s balance sheet because, under federal law, neither the Bank nor its creditors can assert any claim against funds held by the Bank in its fiduciary capacity. In addition to administering trusts, the services offered by the Trust Department include investment purchase and management, estate planning and administration, tax and financial planning and employee benefit plan administration.

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

REGULATION

General

Because of its ownership of all the outstanding stock of the Bank, NB&T Financial is subject to regulation, examination and oversight by the FRB as a bank holding company and financial holding company under the Bank Holding Company Act. The FRB has extensive enforcement authority over financial holding companies. The FRB may assess civil money penalties, issue cease and desist or removal orders and require that a financial holding company divest subsidiaries. The Bank, as a national bank, is subject to regulation, examination and oversight by the OCC, the FRB and the CFPB. The Bank is a member of the Federal Reserve Bank of Cleveland and a member of the Federal Home Loan Bank of Cincinnati. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Bank and NB&T Financial are in compliance with various regulatory requirements and are operating in a safe and sound manner. In general, the FRB may initiate enforcement actions for violations of law and regulations.

Bank Holding Company Regulation

The FRB has adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, NB&T Financial must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset. At least half of the total capital to meet this risk-based requirement must consist of core or “Tier 1” capital, which includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain other intangibles, and portions of certain non-financial equity investments. The remainder of total capital may consist of supplementary or “Tier 2 capital.” In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. NB&T Financial was in compliance with these capital requirements at December 31, 2013. For NB&T Financial’s capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8. The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking supervision (the “Basel Committee”). In December 2010, the Basel Committee released a new framework, referred to as “Basel III.” These new standards will be effective starting in 2015 through regulations adopted by the banking regulators in 2013.

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

Transactions between NB&T Financial and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. NB&T Financial and the Bank were in compliance with these requirements and restrictions at December 31, 2013.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on NB&T Financial. The Bank was in compliance with those capital requirements at December 31, 2013. For the Bank capital ratios, see Note 15 to the Consolidated Financial Statements in Item 8. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank’s capital at December 31, 2013, met the standards for the highest capital category, a well-capitalized bank.

Community banking organizations, including the Company and the Bank, will begin transitioning to new capital rules on January 1, 2015. The new minimum capital requirements are effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The following is a summary of the major changes from the current general risk-based capital rule:

1.	higher minimum capital requirements, including a new common equity tier 1 capital ratio of 4.5 percent and criteria instruments must meet in order to be considered common equity tier 1 capital; a tier 1 capital ratio of 6.0 percent; the retention of a total capital ratio of 8.0 percent; and a minimum leverage ratio of 4.0 percent;

2.	stricter eligibility criteria for regulatory capital instruments;

3.	restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers, if the organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter;

4.	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach;

5.	stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

6.

increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors. A national bank is subject to restrictions on the payment of dividends, including dividends to a holding company. The Bank may not pay a dividend if it would cause the Bank not to meet its capital requirements. In addition, the dividends that a Bank subsidiary can pay to its holding company without prior approval of regulatory agencies is limited to net income plus its retained net income for the preceding two years. Based on the current financial condition of the Bank, the Bank does not expect these provisions to affect the current ability of the Bank to pay dividends to NB&T Financial in an amount customary for the Bank.

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

Federal Reserve Board. The Federal Reserve Act requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2013, the Bank was in compliance with its reserve requirements.

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB, which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretive authority.

Federal Home Loan Banks. The Federal Home Loan Banks (the “FHLBs”) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $9.1 million at December 31, 2013. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions.

The Bank does not engage in any of the trading activities or own any of the types of funds regulated by the Volcker Rule.

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

Beginning in the latter half of 2007, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although some improvements in the U.S. economy have occurred, housing prices are still depressed and continue to decline in some markets and unemployment remains high compared to levels prior to the recession. Debt concerns in Europe have added to volatility in the capital markets and concerns over whether such improvements in the U.S. economy will continue. Economic turmoil in Europe may become global. In addition, the uncertainty over whether the United States Congress will fail to raise the federal government’s debt ceiling and budget battles may have a negative effect on the economy and the stock market.

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

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business in the future are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•

new capital regulations for bank holding companies have been adopted, which require the Company to have increased capital, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•	the assessment base for determining deposit insurance premiums has been expanded to include liabilities other than just deposits; and

•

new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices, including providing shareholders the opportunity to cast a non-binding vote on executive compensation, providing new executive compensation disclosures, and requiring companies to “claw back” incentive compensation under certain circumstances.

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

In addition, the FDIC has issued guidance prescribing the order in which Banks may process customer debit items and imposing limits on the overdraft fees Banks may charge. Currently, these limits only apply to banks governed by the FDIC. The OCC has not adopted this guidance at this time. Should the OCC adopt this guidance in the future these limitations could negatively impact the Company’s earnings.

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

Increased capital requirements become effective starting in 2015, and we may not be able to access capital when needed.

We are required by regulatory authorities to maintain specified levels of capital. Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. Should we experience significant loan losses, we may need additional capital. We may also elect to raise additional capital to support our business, to finance acquisitions, if any, or for other purposes. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control. There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us. If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2013, 67% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction, installment and agricultural loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that do not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

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

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent. Beginning January 1, 2013, non-interest bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution. This change has had some impact on our overall liquidity because those deposits are now being secured by a portion of the Company’s investment portfolio.

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

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” on page 28 and 29.

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

In our market area, we encounter significant competition from other banks, savings and loan associations, credit unions, mortgage banking firms, securities brokerage firms, asset management firms, insurance companies and government lenders, such as the Farm Service Agency and United States Department of Agriculture. The increasingly competitive environment is a result primarily of changes in regulation and the accelerating pace of consolidation among financial service providers. NB&T Financial is smaller than many of our competitors. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide.

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

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also have implemented security controls to prevent unauthorized access to the computer systems and require our third-party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. In addition, customers also utilize Bank products (i.e. debit cards, bill pay, mobile banking) with third parties beyond the control of the Bank where customer information could be obtained fraudulently. The Bank has processes to limit losses on such fraudulent transactions but cannot limit losses entirely.

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

Our articles of incorporation and code of regulations contain provisions, including a staggered board of directors and a supermajority vote requirement, that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. Moreover, as of March 3, 2014, directors and executive officers controlled the vote of 21.0% of the outstanding common shares of NB&T Financial in addition to the 3.5% of the outstanding shares with respect to which the Bank controls the vote as trustee and an additional 27.5% owned by relatives of a director. The provisions in our articles and code of regulations and the percentage of voting control by NB&T Financial affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 3,429,560 common shares of the Company outstanding on December 31, 2013 held by approximately 419 shareholders of record.

The Company’s shares trade on the NASDAQ Capital Market under the symbol NBTF. The following table summarizes the quarterly common stock prices and dividends declared for the last two years.

	2013			2012
	High	Low	Dividend	High	Low	Dividend
Fourth Quarter	$22.00	$19.01	$0.30	$18.50	$17.00	$0.30
Third Quarter	22.97	19.88	0.30	19.50	18.22	0.30
Second Quarter	23.26	18.99	0.30	19.52	18.00	0.30
First Quarter	21.00	17.04	0.30	20.90	19.01	0.30

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

The Company has an equity plan under which the Company may grant options, restricted stock and stock appreciation rights to selected directors and employees for up to 270,000 common shares of the Company. The Company also has a stock option plan that has been terminated but under which options to purchase shares remain exercisable. Finally, an option to purchase 30,000 shares was awarded to Mr. Limbert upon his employment. These options may be exercised at $20.88, vested over five years and expire in 2016. The following table summarizes the securities authorized for issuance at December 31, 2013 under all equity compensation plans in existence at that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2006 Equity Plan	212,622	$19.33	30,067
1992 Nonqualified Stock Option Plan (Terminated 2006)	25,000	26.75	0
Equity compensation plans not approved by security holders	30,000	20.88	0

Total	267,622	$20.19	30,067

Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Sold	(b) Average Price Received per Share	(c) Total Number of Shares Sold as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Sold Under the Plans or Programs
10/1/13 to 10/31/13	0	$0	0	0
11/1/13 to 11/30/13	0	0	0	0
12/1/13 to 12/31/13	1,695	19.76	0	0

Total	1,695	$19.76	0	0

The Company sold 1,695 shares of treasury stock to the NB&T Financial Group, Inc. Employee Stock Ownership Plan on December 18, 2013 for $33,493. No underwriting discounts or commissions were paid. The shares were needed to meet dividend reinvestment requirements of the plan. The sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as they were sold to the ESOP Trust, of which the Bank is the Trustee. The proceeds of the sale have been used for general corporate purposes.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following line graph compares the yearly percentage change in NB&T Financial’s cumulative total shareholder return against the cumulative return of The NASDAQ Composite Index, which includes all Nasdaq domestic and international based common type stocks listed on The NASDAQ Stock Market, and an index of banks with total assets of $500 million to $1 billion. The graph assumes the investment of $100 on December 31, 2008. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of NB&T Financial’s common shares at the end and at the beginning of the measurement period; by (ii) the price of NB&T Financial’s common shares at the beginning of the measurement period.

NB&T Financial Group, Inc.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
NB&T Financial Group, Inc.	100.00	121.71	214.54	165.75	152.85	183.56
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $500M-$1B	100.00	95.24	103.96	91.46	117.25	152.05

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

	2013	2012	2011	2010	2009
Consolidated Statements of Income
Interest income	$22,472	$25,279	$28,172	$31,613	$25,916
Interest expense	1,844	3,169	4,734	7,333	7,475

Net interest income	20,628	22,110	23,438	24,280	18,441
Provision for loan losses	2,590	4,287	2,935	1,610	1,550
Non-interest income	9,642	10,541	9,724	16,397	9,924
Non-interest expense	22,391	23,494	25,123	26,458	22,481

Income before income taxes	5,289	4,870	5,104	12,609	4,334
Income taxes	1,046	993	1,303	3,800	297

Net income	$4,243	$3,877	$3,801	$8,809	$4,037

Per Share Data
Basic earnings per share	$1.24	$1.13	$1.11	$2.58	$1.28
Diluted earnings per share	1.24	1.13	1.11	2.58	1.28
Dividends per share	1.20	1.20	1.20	1.17	1.16
Book value at year end	19.84	20.70	20.68	20.74	18.91
Weighted average shares outstanding—basic	3,419	3,424	3,424	3,411	3,154
Weighted average shares outstanding—diluted	3,431	3,430	3,436	3,414	3,154

Consolidated Balance Sheets (Year End)
Total assets	$638,312	$651,075	$675,588	$690,618	$649,340
Securities	138,098	133,020	139,744	133,855	142,424
Loans, including loans held for sale	399,496	402,184	404,469	414,978	395,548
Allowance for loan losses	4,053	4,760	4,668	3,714	3,776
Deposits	550,800	559,568	581,383	584,373	541,422
Long-term debt	14,310	15,310	15,310	15,310	39,810
Total shareholders’ equity	68,035	70,820	70,790	71,019	64,485

Selected Financial Ratios
Return on average assets	0.64%	0.56%	0.56%	1.27%	0.74%
Return on average equity	6.10	5.45	5.33	12.65	6.76
Dividend payout ratio	96.77	106.19	108.11	45.35	90.63
Net interest margin	3.37	3.48	3.77	3.83	3.70
Non-interest expense to total revenue	73.97	71.95	75.66	65.04	79.26
Average loans to average total assets	61.02	57.69	59.62	60.53	60.83
Average equity to average total assets	10.51	10.34	10.47	10.04	10.93
Total risk-based capital ratio (at year end)	19.10	19.51	19.15	18.36	16.87
Ratio of non-performing loans to total loans	1.44	2.63	3.00	2.65	1.74
Ratio of loan loss allowance to total loans	1.01	1.18	1.15	0.89	0.95
Ratio of loan loss allowance to non-performing loans	70	45	38	34	55
Net charge-offs to average loans	.82	1.06	0.49	0.40	0.36

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2013 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2013 and 2012 and for the three years ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. Results could differ materially from those expressed in such forward-looking statements due to a number of factors, including (1) changes in interest rates; (2) changes in national and local economic and political conditions, including the effects of implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, the failure of the federal government to reach an agreement on the federal budget and debt and the continuing economic uncertainty in various parts of the world; (3) competitive pressures in the retail banking, financial services, insurance and other industries; (4) changes in laws and regulations, including changes in accounting standards; (5) changes in policy by regulatory agencies; and (6) changes in the securities markets. Any forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results could differ materially from those contemplated by those forward-looking statements. Many of the factors that will determine these results are beyond the Company’s ability to control or predict. The Company disclaims any duty to update any forward-looking statements, all of which are qualified by the statements in this section. See Item 1.A. “Risk Factors” in this annual report for further discussion of the risks affecting the business of the Company and the value of an investment in its shares.

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income for 2013 was $4.2 million, or $1.24 per share, an increase of 9% compared to net income of $3.9 million for 2012, or $1.13 per share. Net income increased primarily due to decreases in the loan loss provision of $1.7 million and non-interest expenses of $1.1 million, offset by a net interest income decrease of approximately $1.5 million.

Net income for 2012 declined to $3.9 million, or $1.13 per share, from $3.8 million, or $1.11 per share, for 2011. Net income increased primarily due to an increase of $817,000 in non-interest income and a reduction of $1.6 million in non-interest expenses, offset by a decline in net interest income and increased provision for loan losses.

Net interest income has decreased approximately 6.7% and 5.7% for the last two years, respectively, due to continued weakness in the economy and the historically-low interest rate environment. The Company’s low funding cost leaves little room for reduction in interest expense while loans and securities either refinance or reprice to lower market rates. To offset the decline in net interest income, the Company has reduced non-interest expenses from $25.1 million in 2011 to $22.4 million in 2013.

NET INTEREST INCOME

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Table 1 reflects the components of the Company’s net interest income for each of the three years ended December 31, 2013, setting forth: (i) average assets, liabilities and shareholders’ equity,

(ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average costs incurred on interest-bearing liabilities, and (iv) the net interest margin (i.e., net interest income divided by average interest-earning assets). Non-accrual loans have been included in the average loan balances.

TABLE 1—NET INTEREST INCOME AND NET INTEREST MARGIN

(Dollars in thousands)

	2013			2012			2011
	Average Outstanding Balance	Yield / Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield / Rate	Interest Earned/ Paid	Average Outstanding Balance	Yield / Rate	Interest Earned / Paid
Assets
Loans (1)	$403,462	4.86%	$19,627	$397,203	5.49%	$21,808	$405,809	5.88%	$23,873
Taxable securities	104,368	1.28	1,341	130,517	1.87	2,436	138,591	2.70	3,745
Tax-exempt securities (2)	45,206	3.01	1,360	27,190	3.07	835	9,951	3.86	384
Deposits in banks	57,933	.25	144	79,422	.25	200	67,722	.25	169
Federal funds sold	435	0	0	359	0	0	373	.06	1

Total interest-earning assets	611,404	3.68	22,472	634,691	3.98	25,279	622,446	4.53	28,172
Non-earning assets	49,839			53,868			58,212

Total assets	$661,243			$688,559			$680,658

Liabilities and Stockholder’s Equity
Interest-bearing demand deposits	$142,828	.03	41	$133,941	.04	50	$122,896	.07	90
Savings deposits	206,849	.13	261	217,743	.15	317	202,704	.26	536
Time deposits	107,239	1.14	1,225	137,773	1.53	2,103	168,056	1.91	3,206
Short-term borrowings	4	0	0	56	0	0	1,284	2.43	31
Junior subordinated debentures	9,776	1.80	176	10,310	5.41	558	10,310	7.08	730
FHLB advances	5,000	2.82	141	5,000	2.82	141	5,000	2.82	141

Total interest-bearing liabilities	471,696	.39	1,844	504,823	.63	3,169	510,250	.93	4,734

Non-interest-bearing demand deposits	$115,566			$106,068			$92,349
Other liabilities	4,461			6,467			6,772
Equity	69,520			71,201			71,287

Total liabilities and equity	$661,243			$688,559			$680,658

Net interest income			$20,628			$22,110			$23,438

Net interest margin		3.37%			3.48%			3.77%

(1)	Includes nonaccrual loans and loan fees.
(2)	Yields are not on a tax equivalent basis.

Net interest income was $20.6 million for 2013, compared to $22.1 million for 2012. Net interest margin decreased to 3.37% for 2013, compared to 3.48% for the previous year. Net interest margin is down primarily as a result of loan and investment yields continuing to decrease more in this low interest rate environment than our cost of funds. Interest expense fell $1.3 million in 2013 to $1.8 million from $3.2 million in 2012; however, interest income on loans and investments of $22.5 million in 2013 was down $2.8 million from $25.3 million in 2012. The yield on loans decreased to 4.86% in 2013 from 5.49% in 2012 due to continued repricing of new and adjustable rate loans to lower rates. Average total loans increased $6.3 million during the year primarily due to an increase in fixed rate mortgage loans. The yield on taxable securities decreased to 1.28% in 2013 compared to 1.87% in 2012 primarily due to higher premium amortization on mortgage-related securities due to accelerated prepayments from mortgage loan refinancing. Average balances on taxable securities also decreased $26.1 million to $104.4 million in 2013 due primarily to the sale of securities valued at $28.9 million.

Net interest income was $22.1 million for 2012, compared to $23.4 million for 2011. Net interest margin declined to 3.48% for 2012 from 3.77% for 2011. The net interest margin decreased primarily due to a change in asset mix from higher-yielding loans to lower-yielding securities. Average loans, which had an average rate of 5.49%, declined $8.6 million, while average overnight investments and securities, with an average rate of 1.46%, increased $20.9 million in 2012, compared to 2011. As shown in Table 2, a decline in interest rates on loans and securities also contributed to the decline in the net interest margin with adjustable-rate loans repricing to lower rates and increased cash flows on maturing or prepaying loans and securities being reinvested at lower market rates.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2013. Changes attributable to both rate and volume are allocated to each of rate and volume on an equal basis.

TABLE 2—NET INTEREST INCOME—RATE/VOLUME ANALYSIS

(Dollars in thousands)

	Years ended December 31, 2013 vs. 2012			Years ended December 31, 2012 vs. 2011
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$246	$(2,427)	$(2,181)	$(581)	$(1,483)	$(2,064)
Taxable securities	(411)	(684)	(1,095)	(183)	(1,126)	(1,309)
Tax-exempt securities	548	(23)	525	598	(147)	451
Deposits in banks	(54)	(2)	(56)	29	1	30
Federal funds sold	0	0	0	0	0	0

Total interest-earning assets	329	(3,136)	(2,807)	(137)	(2,755)	(2,892)

Interest expense attributable to:
Interest-bearing demand deposits	3	(13)	(10)	6	(45)	(39)
Savings deposits	112	(168)	(56)	28	(247)	(219)
Time deposits	(406)	(471)	(877)	(519)	(585)	(1,104)
Short-term borrowings	0	0	0	(16)	(15)	(31)
Junior subordinated debentures	(105)	(277)	(382)	0	(172)	(172)
FHLB advances	0	0	0	0	0	0

Total interest-bearing liabilities	(396)	(929)	(1,325)	(501)	(1,064)	(1,565)

Net interest income	$725	$(2,207)	$(1,482)	$364	$(1,691)	$(1,327)

NON-INTEREST INCOME

Table 3 details the components of non-interest income, excluding securities gains and losses, and the percentage change from the two previous years. Total non-interest income, excluding net realized gains on sales of available-for-sale securities, was $8.6 million in 2013, $9.4 million in 2012 and $7.9 million in 2011. In 2013, the decrease in non-interest income was primarily due to the non-recurring income in 2012 related to the termination of the single-family FDIC loss share guarantee for approximately $405,000 and the bank-owned life insurance death benefit of $359,000. The Bank still maintains an FDIC loss share guarantee on approximately $20.4 million of non-single family loans. In addition, service charges on deposits decreased by $217,000 in 2013, or 7%, from 2012 due to lower overdraft fees resulting from fewer overdraft items. The decline in non-interest income was primarily offset by a gain of $300,000 realized on the extinguishment of $1.0 million in trust preferred debt at a market discount and an increase in trust income of $143,000, or 13%, due to an increase in market value and number of accounts.

The higher non-interest income for 2012, compared to 2011, is largely due to the Bank’s termination of its rights under the single-family FDIC loss share guarantee for which approximately $405,000 was received in 2012. The Company also realized non-taxable income of approximately $359,000 on a bank-owned life insurance death benefit in excess of surrender value received in 2012. Other service charges on deposits also increased by $283,000, or 9.0%, over 2011 due to higher overdraft fees resulting from a higher number of overdraft items.

TABLE 3—NON-INTEREST INCOME

(Dollars in thousands)

				Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Trust	$1,267	$1,124	$1,030	12.72%	9.13%
Service charges on deposits	2,995	3,212	2,929	(6.76)	9.66
Other service charges	2,129	2,076	1,925	2.55	7.84
Investment services commissions	407	361	396	12.74	(8.84)
Income from BOLI	467	478	486	(2.40)	(1.65)
Death benefit in excess of life insurance cash value	0	359	0	NM	NM
Gain on the extinguishment of long-term debt	300	0	0	NM	NM
Other	1,069	1,792	1,138	(40.35)	57.47

Total Noninterest Income Before Securities Gains/Losses	$8,634	$9,402	$7,904	(8.17)%	18.95%
Net realized gains on sales of available-for-sale securities	1,008	1,174	1,820	(14.14)	(35.49)
Security impairment charge	0	(35)	0	NM	NM

Total Noninterest Income	$9,642	$10,541	$9,724	(8.53)%	8.40%

Gross gains of $1,044,000 and gross losses of $36,000 were realized on security sales of approximately $28.9 million in 2013. The $36,000 loss resulted from the sale of a private-label collateralized mortgage obligation for which security impairment charges of $235,000 were recognized in prior years with the most recent impairment charge of $35,000 in 2012. Gross gains of $1,174,000 and gross losses of $0 were realized on security sales of approximately $14.8 million in 2012. In 2011, gross gains of $1,830,000 and gross losses of $10,000 were realized on security sales of approximately $45.4 million.

NON-INTEREST EXPENSE

Table 4 details the components of non-interest expense and the percentage change from the two previous years.

TABLE 4—NON-INTEREST EXPENSE

(Dollars in thousands)

				Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Salaries & employee benefits	$10,915	$11,263	$11,971	(3.09)%	(5.91)%
Occupancy	2,139	2,259	2,382	(5.31)	(5.16)
Equipment	1,363	1,426	1,480	(4.42)	(3.65)
Data processing	1,883	1,740	1,611	8.22	8.01
Professional fees	1,770	1,647	1,867	7.47	(11.78)
Marketing	259	500	648	(48.20)	(22.84)
Printing, postage and supplies	626	674	834	(7.12)	(19.18)
State franchise tax	905	907	829	(.22)	9.41
FDIC Insurance	453	512	622	(11.52)	(17.68)
Amortization of intangibles	244	275	353	(11.27)	(22.10)
Expenses related to OREO	361	922	1,259	(60.85)	(26.77)
Other	1,473	1,369	1,267	7.60	8.05

Total	$22,391	$23,494	$25,123	(4.69)%	(6.48)%

Total non-interest expense was $22.4 million in 2013, compared to $23.5 million in 2012. A continued focus on expense reduction, primarily in the areas of personnel, marketing and processing efficiency contributed to the decline in non-interest expense in 2013. In January 2013, the Company also closed its Parma branch due to low growth and costs associated with operating a branch outside our southwestern Ohio branch network. In addition, expenses related to OREO decreased approximately $561,000 in 2013 with a significant amount of the decline due to lower losses of $229,000 in 2013, compared to $551,000 in 2012. Losses declined as market values stabilized. The cost to maintain properties also declined due to a lower average number of properties in 2013, compared to 2012.

Total non-interest expense for 2012 was $23.5 million, compared to $25.1 million for 2011. The decline in expense is due to focus by management on overall expense reduction primarily in the areas of personnel, benefit costs, branch hours, occupancy, equipment, office supplies and marketing . The cost of FDIC insurance also declined 17.7% in 2012, compared to 2011, due to a decline in total assets. In addition, the cost to maintain other-real-estate properties has declined in the past year as the number of properties held declined from twenty five properties at December 31, 2011 to fifteen properties at December 31, 2012.

INCOME TAXES

In 2013, the effective tax rate was 19.8%, compared to 20.4% in 2012 and 25.5% in 2011. The declining effective tax rate for 2013 and 2012 is primarily due to an increase in tax-exempt securities interest in both years. In addition, 2012 included a non-taxable bank owned life insurance benefit of $359,000.

FINANCIAL CONDITION

ASSETS

Total assets declined from $651.1 million at December 31, 2012 to $638.3 million at December 31, 2013. The decrease is primarily attributable to a reduction in cash and cash equivalents, resulting from a decrease in deposit liabilities of $8.8 million since December 31, 2012. Most of the decline in deposit liabilities was in higher-rate time deposits. Net loans also declined $1.7 million in 2013 due to decreased loan demand in our market area and increased competitive factors.

SECURITIES

The following table sets forth the composition of the Bank’s securities portfolio, based on fair value, at the dates indicated:

TABLE 5—SECURITIES PORTFOLIO

(Dollars in thousands)

	At December 31,
	2013	2012	2011
Securities available for sale:
U.S. Government sponsored entities	$23,539	$20,082	$6,434
Mortgage-backed securities:
U.S. Government agency and sponsored entity	60,153	68,075	99,168
Private-label-residential	1,951	4,023	6,942
Municipals	52,455	40,840	27,200

Total securities available for sale	$138,098	$133,020	$139,744

At December 31, 2013, the securities portfolio increased to $138.1 million, compared to $133.0 million at December 31, 2012. The $5.1 million increase is due to increases in tax-exempt municipal and agency securities, offset by reductions in mortgage-backed securities. The Company continued to increase its investment in longer-term tax–exempt municipals to compliment the shorter-term cash flows of the mortgage-backed securities and improve the total return of the securities portfolio. In addition, the Company sold $28.9 million of mortgage-backed, agency and municipal securities in 2013 at a net realized gain of $1.0 million to take advantage of current market pricing.

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

The following table sets forth the fair value of the Bank’s securities portfolio at December 31, 2013. Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. U.S. Government agency and sponsored entity notes, as well as municipal securities, are categorized based on contractual maturity. Yields do not include the effect of income taxes.

TABLE 6—SECURITIES PORTFOLIO REPRICING

(Dollars in thousands)

	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U.S. Government sponsored entity notes	$2,010	1.13%	$21,529	.98%	$0	0%	$0	0%	$23,539	.99%
Mortgage-backed securities:
U.S. Government agency and sponsored entity	8,459	3.07	51,694	2.20	0	0	0	0	60,153	2.32
Private-label- residential	0	0	1,951	4.90	0	0	0	0	1,951	4.90
Municipals	833	3.92	780	4.12	7,170	3.06	43,672	2.95	52,455	3.00

Total securities available for sale	$11,302	2.79	$75,954	1.94	$7,170	3.06	$43,672	2.95	$138,098	2.39

LOANS

Table 7 shows loans outstanding at period end by type of loan. In 2010, total loans increased due to the assumption of certain loans of American National Bank (“ANB”) from the Federal Deposit Insurance Corporation (the “FDIC”) on March 19, 2010. Since 2010, total loans have declined from $414.3 million at December 31, 2010 to $399.5 million at December 31, 2013. Most of the decline has occurred in the commercial and industrial portfolio, which has decreased approximately $28.5 million since December 31, 2010. The decline is primarily due to decreased new loan demand and pay-downs of the acquired portfolios. One of the Bank’s primary target markets continues to be commercial lending to small- to medium-sized companies with established track records in the Company’s market area.

Residential real estate loans increased $14.7 million to $131.0 million from December 31, 2011 to December 31, 2013. The growth reflected origination and refinancing activity due to the low interest rate environment and management’s decision, in 2012, to maintain certain fixed-rate mortgage loans underwritten to secondary market guidelines in the Bank’s portfolio in an effort to increase interest income. Currently, the Company has approximately $13.7 million in residential real estate loans with a loan-to-value ratio, based on original appraised value, greater than 80% for which private mortgage insurance has not been required. The Company does not offer residential real estate loan products with negative amortization.

The Company has avoided concentration of commercial lending in any one industry. As of December 31, 2013, the highest commercial lending concentration was in commercial rental real estate properties at 19.2% of the total commercial loan portfolio.

TABLE 7—LOAN PORTFOLIO

(Dollars in thousands)

	At December 31,
	2013	2012	2011	2010	2009
Commercial & industrial	$36,792	$54,961	$67,298	$65,304	$58,013
Commercial real estate	189,660	179,905	180,257	182,076	140,277
Agricultural	35,160	33,679	32,460	31,354	28,130
Residential real estate	131,032	127,007	116,283	125,090	153,172
Installment	6,766	6,319	8,257	10,510	15,995
Deferred net origination costs (fees)	86	58	(86)	(44)	(39)

Total	399,496	401,929	404,469	414,290	395,548
Allowance for loan losses	(4,053)	(4,760)	(4,668)	(3,714)	(3,776)

	$395,443	$397,169	$399,801	$410,576	$391,772

Table 8 shows the amount of commercial, construction and agricultural loans outstanding as of December 31, 2013, which, based on contractual maturities, are due in each of the periods indicated. The table also sets forth the amounts of loans due after one year from December 31, 2013, divided into those that have predetermined rates and those that have floating or adjustable rates.

TABLE 8—LOAN MATURITIES AND PRICE SENSITIVITY

(Dollars in thousands)

	Due in 1 Year or Less	Due After 1 Year to 5 Years	Due after 5 Years	Total
Commercial and industrial	$17,763	$12,141	$6,888	$36,792
Commercial real estate	4,716	12,307	172,637	189,660
Agricultural	16,156	3,165	15,839	35,160

Total	$38,635	$27,613	$195,364	$261,612

	Predetermined Rates	Floating or Adjustable Rates	Total
Commercial and industrial	$12,896	$23,896	$36,792
Commercial real estate	16,836	172,824	189,660
Agricultural	2,761	32,399	35,160

Total	$32,493	$229,119	$261,612

NON-PERFORMING ASSETS

Table 9 shows the amount of non-performing assets outstanding as of December 31 for each of the last five years:

TABLE 9—NON-PERFORMING ASSETS

(Dollars in thousands)

	2013	2012	2011	2010	2009
Non-accrual loans	$5,734	$9,815	$12,007	$9,490	$6,857
Accruing loans 90 days or more past due	32	778	133	1,037	19
Other real estate owned	1,224	1,327	3,520	4,254	3,455

Total non-performing assets	$6,990	$11,920	$15,660	$14,781	$10,331

Troubled debt restructurings, accruing	$2,694	$2,382	$2,050	$457	$0
RATIOS
Non-performing assets to total loans and other real estate owned	1.74%	2.96%	3.84%	3.64%	2.59%
Ratio of loan loss allowance to non-performing loans	70%	45%	38%	35%	55%

The Company’s policy is to place a commercial loan on non-accrual status when it reaches 90 days past due and any of the following conditions exist: 1) the borrower cannot meet the payment obligations under the loan; 2) full payment of principal and interest is not expected; 3) the borrower has filed for bankruptcy and a plan of reorganization or liquidation is not imminent; or 4) foreclosure action has been initiated. All other loans are typically placed on non-accrual status when legal action or charge-off is anticipated but no later than 120 days past due. The amount of non-accrual loans was $5.7 million at year-end 2013, compared to $9.8 million at year-end 2012. During 2013, the Bank charged off $2.4 million on one commercial loan that was on nonaccrual at December 31, 2012. This charge-off and resolution of other problem loans in 2013 were the primary reasons for the $4.1 million decline in non-accrual loans. Of the total non-accrual loans outstanding at December 31, 2013, $4.3 million are commercial and commercial real estate loans primarily secured by commercial real estate, equipment, accounts receivable and general intangibles. Nonaccrual loans secured by one- to four -family mortgages represent $1.1 million, or 18 loans, with the largest loan balance being $167,000. The specific analysis of projected cash flows from business operations and estimated collateral values indicates the specific reserves on these loans are adequate. In addition, approximately $1.8 million in nonaccrual loans and $240,000 in other real estate owned at December 31, 2013 are covered under the FDIC loss share agreement.

At December 31, 2013, other real estate owned (“OREO”) was $1.2 million, compared to $1.3 million at December 31, 2012. Of the $1.2 million at December 31, 2013, approximately $700,000 consisted of three commercial properties.

No interest income was recognized in 2013 on non-accrual loans outstanding at December 31, 2013. Had the non-accrual loans been accruing, the interest income recognized would have been approximately $373,000. Interest income of $146,000 was recognized in 2013 on accruing, restructured loans outstanding at December 31, 2013.

As of December 31, 2013, other than the loans identified in Table 9, the Company is not aware of any other loans with possible credit problems of borrowers which causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

ALLOWANCE FOR LOAN LOSSES

TABLE 10—ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2013	2012	2011	2010	2009
Balance at beginning of period	$4,760	$4,668	$3,714	$3,776	$3,411
Charge-offs:
Commercial and industrial	(2,883)	(1,513)	(350)	(102)	(206)
Commercial real estate	(415)	(2,239)	(1,300)	(1,071)	(616)
Agricultural	0	0	(2)	0	(4)
Residential real estate	(289)	(504)	(402)	(500)	(172)
Installment	(33)	(109)	(198)	(207)	(425)

Total charge-offs	(3,620)	(4,365)	(2,252)	(1,880)	(1,423)

Recoveries:
Commercial and industrial	10	7	16	5	18
Commercial real estate	230	59	167	81	18
Agricultural	0	3	6	8	22
Residential real estate	17	27	12	17	36
Installment	65	74	70	97	144

Total recoveries	322	170	271	208	238

Net charge-offs	(3,298)	(4,195)	(1,981)	(1,672)	(1,185)
Provision for loan losses	2,591	4,287	2,935	1,610	1,550

Balance at end of period	$4,053	$4,760	$4,668	$3,714	$3,776

Ratio of net charge-offs to average loans outstanding during the period	.82%	1.06%	0.49%	0.40%	0.36%

Average loans outstanding	$403,462	$397,203	$405,809	$419,701	$332,281

The provision for loan losses is based on management’s evaluation of the loan loss allowance considering specific loan reserves, general reserves related to charge-off experience and current economic conditions. The provision for loan losses for 2013 was $2.6 million, compared to $4.3 million in 2012. For the year, net charge-offs were $3.3 million in 2013, compared to $4.2 million in 2012. Of the $3.3 million total charge-offs in 2013, $2.4 million related to one commercial loan that previously had a specific reserve of $2.0 million. The liquidation of the collateral securing that loan yielded lower proceeds than previously projected.

The provision for loan losses for 2012 was $4.3 million, compared to $2.9 million in 2011. For the year, net charge-offs were $4.2 million in 2012, compared to $2.0 million in 2011. Charge-offs in 2012 increased primarily due to the charge-off in the first quarter of 2012 of one commercial loan for $850,000. This loan was specifically reserved for at December 31, 2011. In addition, one commercial real estate loan was charged off in the fourth quarter of 2012 for $745,000 and another commercial real estate loan was charged down $498,000 in the fourth quarter of 2012 based on an auction price. Both commercial real estate loans had total specific reserves of approximately $423,000 at December 31, 2011.

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

Table 11 shows the allocation of the allowance for loan losses as of December 31, 2009 through 2013. In 2012 and 2013, more of the allowance was allocated to the commercial portfolio due to increased charge offs on problem commercial loans. The allowance for agricultural loans declined in 2012 due to a change in allowance calculation methodology, which now uses actual loss trends on agricultural loans. In the past, loss trends on commercial loans were used on agricultural loans.

TABLE 11—ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2013	2012	2011	2010	2009
Commercial and industrial	$1,457	$1,697	$1,380	$474	$481
Commercial real estate	1,962	2,285	2,372	2,057	2,468
Agricultural	69	85	231	184	112
Residential real estate	562	659	568	865	506
Installment	3	34	117	134	209

Total	$4,053	$4,760	$4,668	$3,714	$3,776

Percent of loans in each category to total loans
Commercial and industrial	9%	14%	17%	16%	15%
Commercial real estate	47	45	45	44	35
Agricultural	9	8	8	8	7
Residential real estate	33	32	29	30	39
Installment	2	2	2	3	4

Total	100%	100%	100%	100%	100%

OTHER ASSETS

In September 2000, $10 million was used to purchase bank owned life insurance with a cash surrender value that increases tax-free at a current adjustable rate of approximately 3%. At December 31, 2013, the cash surrender value was $16.1 million.

At December 31, 2013, core deposit intangibles were $312,000, of which $266,000 relates to the CNB acquisition and $46,000 relates to the ANB acquisition, and goodwill was $3.6 million. The core deposit intangibles are amortized over the expected life of the related core deposits, and the goodwill is tested annually for impairment.

In 2013 and 2012, no goodwill was expensed due to impairment of value. As of September 30, 2013, management considered the market value of the stock of $22.00 compared to the book value of $19.89 in evaluating goodwill impairment and concluded that the goodwill was not impaired in 2013. In 2012, management considered the market value of the stock, but also evaluated the economic value of equity using discounted cash flows and recent acquisition prices for community-oriented banks. Both the economic value calculation and comparison with acquisition prices exceeded the book value of the Company, including the goodwill. As a result, management concluded that the goodwill was not impaired in 2012.

LIABILITIES

DEPOSITS

Table 12 presents a summary of period end deposit balances. Total deposits declined $8.8 million from December 31, 2012 to December 31, 2013 and $21.8 million from December 31, 2011 to December 31, 2012. As loan volume declined in 2012 and 2013, the Company was not aggressive in seeking significant deposit growth, maintaining deposit rates in the middle of the local market. Customers did continue to move deposits to more liquid, interest-bearing accounts such as NOW, savings and money market accounts, while balances in time deposits declined.

Throughout the last six years, the Federal Reserve Board maintained lower managed interest rates throughout the country. The accounts immediately affected by lower rates were NOW and money market accounts. For certificates of deposit, the decline in rates did not occur as quickly due to the timing of maturities. Additionally, other banks in some of our markets maintained higher rates to meet their liquidity needs. Although we experienced some loss in accounts due to higher competitive rates, the impact on our core deposits was minimal. Core deposits remained at 96.7% and 95.2% of total deposits at December 31, 2013 and 2012. Deposits are attracted principally from within the Company’s market area through the offering of numerous deposit instruments. Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company’s liquidity requirements, growth goals and market trends. The Company had approximately $430,000 of brokered deposits at December 31, 2013 through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS allows the Bank to offer FDIC insurance to local certificate customers in excess of the $250,000 limit through a national relationship with other banks. The amount of deposits currently from outside the Company’s market area is not significant.

TABLE 12—DEPOSITS

	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$115,206	21%	$105,535	19%	$97,732	17%
NOW	138,217	25	135,969	24	125,374	22
Savings	87,227	16	79,282	14	71,923	12
Money market	113,816	21	117,790	21	134,227	23
CD’s less than $100,000	78,006	14	94,001	17	115,130	20
CD’s $100,000 and over	18,328	3	26,991	5	36,997	6

Total	$550,800	100%	$559,568	100%	$581,383	100%

The following table sets forth the dollar amount of time deposits maturing in the periods indicated:

TABLE 13—MATURITY OF TIME DEPOSITS

(Dollars in thousands)

	$100,000 or More	Less than $100,000	Total
Three months or less	$3,622	$14,145	$17,767
Over 3 months to 6 months	2,620	13,896	16,516
Over 6 months to 12 months	3,437	16,427	19,864
Over twelve months	8,649	33,538	42,187

Total	$18,328	$78,006	$96,334

OTHER BORROWINGS

At December 31, 2013, the Bank had outstanding $5.0 million of total borrowings from the FHLB. This advance is at a fixed rate of interest of 2.82% and matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment. One advance of $12.0 million was paid off in January 2011. At December 31, 2013, the Company had no short-term borrowings. Table 14 sets forth certain information regarding the Company’s outstanding short-term borrowings at the dates and for the periods indicated:

TABLE 14—SHORT-TERM BORROWINGS

(Dollars in thousands)

	December 31,
	2013	2012	2011
Amount of short-term borrowings outstanding at end of period	$0	$0	$0
Maximum amount of short-term borrowings outstanding at any month end during period	$0	$0	$10,507
Average amount of short-term borrowings outstanding during period	$4	$56	$1,284
Weighted average interest rate of short-term borrowings during period	0.25%	0.25%	2.43%
Weighted average interest rate of short-term borrowings at end of period	0%	0%	0%

On June 25, 2007, the Company participated in a securities sale commonly referred to as a “pooled trust preferred securities offering”. In that offering, the Company issued to a trust controlled by the Company $10.3 million in thirty-year debt securities. These securities had a fixed rate of 7.071% through September 6, 2012. These securities currently reprice quarterly at the rate of 1.50% over the three-month LIBOR rate, which is at 1.74% at December 31, 2013. In June 2013, the Company extinguished $1.0 million in debt at a discount with a gain of $300,000 recognized. The securities issued by the Company are classified as Tier I capital for regulatory purposes, and the interest is deductible for federal income tax purposes.

The Company has a line of credit of $30.0 million with the Federal Home Loan Bank of Cincinnati and two lines of credit with two other correspondent banks totaling $20.0 million at December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CAPITAL

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 3%, respectively. At December 31, 2013, NB&T Financial met all of its capital requirements with a total risk-based capital ratio of 19.10%, a Tier 1 risk-based capital ratio of 18.12%, and a Tier 1 leverage ratio of 11.56%. For further information regarding NB&T Financial’s capital, see Note 15 to the Financial Statements in Item 8 of this annual report. Federal banking agencies have adopted extensive changes to their capital requirements; including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital for some larger banking organizations. Community banking organizations, like the Bank, are subject to the new rule January 1, 2015. The new minimum capital requirements are effective January 1, 2015, whereas the capital conservation buffer and certain deductions from common equity Tier 1 phase in over a five year period. Based on our current capital position, the Bank’s capital would be sufficient for the Bank to be deemed well-capitalized under the new guidelines.

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

The loan to deposit ratio at December 31, 2013, was 72.5%, compared to 71.9% at December 31, 2012. Loans to total assets were 62.6% at the end of 2013, compared to 61.8% at the same time last year. At December 31, 2013, the Company had $41.9 million in interest-bearing deposits. The securities portfolio is 100% available-for-sale securities that are readily marketable. Approximately 45.0% of the investment portfolio consists of mortgage-backed securities which provide monthly principal and interest cash flow. Approximately 48.5% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The expiration of the Dodd-Frank Act provision of unlimited FDIC insurance on non-interest bearing transaction accounts effective December 31, 2012 has necessitated the Company’s pledging of additional amounts of securities to secure public deposits. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of over 96.7% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has short-term borrowing lines of credit with two correspondent banks. The Company also has both short- and long-term borrowing available through the FHLB. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth.

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a one year period and also for immediate rate shocks. Historically, simulation models would also be performed for similar basis point decreases. However, 200,300 and 400 basis point decreases are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at December 31, 2013, the Bank is within the guidelines established by the Board for net interest income changes and economic value of equity changes for increasing rate changes of 100, 200, 300 and 400 basis points.

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

	Two-Year Net Interest Income Change			Economic Value of Equity Change
Rate Ramp	Year End 2013	ALCO Guideline		Year End 2013	ALCO Guideline
+400	12.4%	±	20%	-2.8%	±	30%
+300	9.3	±	15	-1.2	±	20
+200	6.7	±	10	.3	±	15
+100	3.8	±	5	.6	±	10
-100	-4.5	±	5	-2.5	±	10
-200	NA	±	10	NA	±	15
-300	NA	±	15	NA	±	20
-400	NA	±	20	NA	±	30

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2013. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

The fair value of available-for-sale securities are determined by various valuation methodologies. The Company has no securities classified as Level 1 or Level 3. Level 2 securities include U.S. Government agency securities, mortgage-backed securities, and obligations of political and state subdivisions. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2013.

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

/s/ John J. Limbert	/s/ Craig F. Fortin
President & Chief Executive Officer March 18, 2014	Chief Financial Officer March 18, 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of NB&T Financial Group, Inc. (Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NB&T Financial Group, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 18, 2014

NB&T Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollars in Thousands)

	2013	2012
Assets
Cash and due from banks	$9,155	$14,085
Interest-bearing deposits	41,901	50,002
Federal funds sold	443	422

Cash and cash equivalents	51,499	64,509

Available-for-sale securities	138,098	133,020
Loans held for sale	0	255
Loans, net of allowance for loan losses of $4,053 and $4,760 at December 31, 2013 and 2012, respectively	395,443	397,169
Premises and equipment	16,895	18,417
Federal Reserve and Federal Home Loan Bank stock	10,035	10,030
Earned income receivable	2,546	2,732
Goodwill	3,625	3,625
Core deposits and other intangibles	312	556
Bank-owned life insurance	16,111	15,644
Other real estate owned	1,224	1,327
FDIC loss share receivable	525	1,340
Other	1,999	2,451

Total assets	$638,312	$651,075

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$115,206	$105,535
Savings, NOW and money market	339,260	333,041
Time	96,334	120,992

Total deposits	550,800	559,568

Long-term debt	14,310	15,310
Interest payable and other liabilities	5,167	5,377

Total liabilities	570,277	580,255

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued—3,818,950 shares; outstanding 2013—3,429,560 and 2012—3,421,580	1,000	1,000
Additional paid-in capital	12,733	12,440
Retained earnings	59,820	59,683
Accumulated other comprehensive income (loss)	(900)	2,333
Treasury stock, at cost
Common: 2013—389,390 shares, 2012—397,370 shares	(4,618)	(4,636)

Total stockholders’ equity	68,035	70,820

Total liabilities and stockholders’ equity	$638,312	$651,075

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands, except per share amounts)

	2013	2012	2011
Interest and Dividend Income
Loans	$19,627	$21,808	$23,873
Securities
Taxable	903	1,975	3,302
Tax-exempt	1,360	835	384
Dividends on Federal Home Loan and Federal Reserve Bank stock	438	461	443
Deposits with financial institutions	144	200	170

Total interest and dividend income	22,472	25,279	28,172

Interest Expense
Deposits	1,527	2,470	3,832
Short-term borrowings	0	0	31
Long-term debt	317	699	871

Total interest expense	1,844	3,169	4,734

Net Interest Income	20,628	22,110	23,438
Provision for Loan Losses	2,590	4,287	2,935

Net Interest Income After Provision for Loan Losses	18,038	17,823	20,503

Noninterest Income
Trust income	1,267	1,124	1,030
Service charges on deposits	2,995	3,212	2,929
Other service charges and fees	2,129	2,076	1,925
Investment services commissions	407	361	396
Net realized gains on sales of available-for-sale securities	1,008	1,174	1,820
Income from bank owned life insurance	467	478	486
Gain on extinguishment of long-term debt	300	0	0
Death benefit in excess of life insurance cash value	0	359	0
Other-than-temporary losses on investments:
Total other-than-temporary losses	0	(35)	0
Portion of loss recognized in other comprehensive income (before taxes)	0	0	0

Net impairment losses recognized in earnings	0	(35)	0
Other	1,069	1,792	1,138

Total noninterest income	9,642	10,541	9,724

Noninterest Expense
Salaries and employee benefits	$10,915	$11,263	$11,971
Net occupancy expense	2,139	2,259	2,382
Equipment expense	1,363	1,426	1,480
Data processing fees	1,883	1,740	1,611
Professional fees	1,770	1,647	1,867
Marketing expense	259	500	648
Printing, postage and supplies	626	674	834
State franchise tax	905	907	829
FDIC insurance	453	512	622
Amortization of intangibles	244	275	353
Net costs of operation of other real estate	361	922	1,259
Other	1,473	1,369	1,267

Total non-interest expense	22,391	23,494	25,123

Income Before Income Tax	5,289	4,870	5,104
Provision for Income Taxes	1,046	993	1,303

Net Income	$4,243	$3,877	$3,801

Basic Earnings Per Share	$1.24	$1.13	$1.11

Diluted Earnings Per Share	$1.24	$1.13	$1.11

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

	2013	2012	2011
Net income	$4,243	$3,877	$3,801
Other comprehensive income (loss), before tax effect:
Unrealized gains (losses) on securities available-for-sale	(3,891)	1,172	1,706
Net unrealized gain on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	156	0
Reclassification of gains realized in income	(1,008)	(1,139)	(1,820)

Other comprehensive income (loss), before tax effect	(4,899)	189	(114)
Tax expense (credit)	(1,666)	64	(39)

Other comprehensive income (loss)	(3,233)	125	(75)

Comprehensive Income	$1,010	$4,002	$3,726

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2011	$1,000	$12,013	$60,221	$2,283	$(4,498)	$71,019
Net income	0	0	3,801	0	0	3,801
Other comprehensive loss	0	0	0	(75)	0	(75)
Dividends on common stock, $1.20 per share	0	0	(4,109)	0	0	(4,109)
Purchase of stock (910 shares)	0	0	0	0	(16)	(16)
Stock options expense	0	170	0	0	0	170

Balance, December 31, 2011	1,000	12,183	59,913	2,208	(4,514)	70,790

Net income	0	0	3,877	0	0	3,877
Other comprehensive income	0	0	0	125	0	125
Dividends on common stock, $1.20 per share	0	0	(4,107)	0	0	(4,107)
Stock options exercised	0	14	0	0	38	52
Purchase of stock (14,866 shares)	0	0	0	0	(276)	(276)
Sale of stock (9,966 shares)	0	69	0	0	116	185
Stock options expense	0	174	0	0	0	174

Balance, December 31, 2012	1,000	12,440	59,683	2,333	(4,636)	70,820

Net income	0	0	4,243	0	0	4,243
Other comprehensive loss	0	0	0	(3,233)	0	(3,233)
Dividends on common stock, $1.20 per share	0	0	(4,106)	0	0	(4,106)
Stock options exercised	0	87	0	0	196	283
Purchase of stock (10,300 shares)	0	0	0	0	(198)	(198)
Sale of stock (1,695 shares)	0	14	0	0	20	34
Stock options expense	0	192	0	0	0	192

Balance, December 31, 2013	$1,000	$12,733	$59,820	$(900)	$(4,618)	$68,035

See Notes to Consolidated Financial Statements.

NB&T Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

	2013	2012	2011
Operating Activities
Net income	$4,243	$3,877	$3,801
Items not requiring (providing) cash:
Depreciation and amortization	1,560	1,630	1,748
Provision for loan losses	2,590	4,287	2,935
Amortization of premiums and discounts on securities	3,706	3,560	2,351
Increase in cash surrender value on bank owned life insurance	(467)	(478)	(486)
Death benefit in excess of life insurance cash value	0	(359)	0
Gain on extinguishment of long-term debt	(300)	0	0
Proceeds from FDIC loss share receivable	815	588	163
Stock options expense	192	174	170
Deferred income taxes	(46)	(227)	40
Proceeds from sale of loans held for sale	5,554	8,081	11,753
Originations of loans held for sale	(5,220)	(8,277)	(11,020)
Gain from sale of loans	(79)	(59)	(45)
Impairment loss on other real estate	229	551	506
(Gain) loss on sale of other real estate	(87)	73	226
(Gain) loss on sale of fixed assets	11	(7)	108
Other-than-temporary impairment of available-for-sale securities	0	35	0
Net realized gains on available-for-sale securities	(1,008)	(1,174)	(1,820)
Changes in:
Interest receivable	186	215	(39)
Other assets	452	625	1,068
Interest payable and other liabilities	473	(1,539)	967

Net cash provided by operating activities	12,804	11,576	12,426

Investing Activities
Purchases of available-for-sale securities	(87,132)	(62,153)	(113,670)
Proceeds from sales of available-for-sale securities	28,857	14,845	45,396
Proceeds from maturities of available-for-sale securities	45,600	51,801	61,740
Purchase of Federal Reserve Bank stock	(5)	(5)	(4)
Proceeds from death benefit on bank owned life insurance	0	680	0
Net change in loans	(1,832)	(2,510)	6,153
Proceeds from sale of other real estate	1,485	2,426	2,003
Purchases of premises and equipment	(392)	(857)	(587)
Proceeds on sales of premises and equipment	31	26	354

Net cash provided by (used in) investing activities	(13,388)	4,253	1,385

Financing Activities
Net increase in demand deposits, money market, now and savings accounts	15,890	9,320	31,296
Net decrease in certificates of deposit	(24,658)	(31,135)	(34,286)
Repayment of short-term borrowings	0	0	(12,779)
Extinguishment of long-term debt	(700)	0	0
Proceeds from stock options exercised	283	52	0
Purchase of treasury stock	(198)	(276)	(16)
Proceeds from sale of treasury stock	34	185	0
Dividends paid	(3,077)	(5,134)	(4,109)

Net cash used in financing activities	(12,426)	(26,988)	(19,894)

Decrease in Cash and Cash Equivalents	(13,010)	(11,159)	(6,083)
Cash and Cash Equivalents, Beginning of Year	64,509	75,668	81,751

Cash and Cash Equivalents, End of Year	$51,499	$64,509	$75,668

Supplemental Cash Flows Information
Interest paid	$1,878	$3,263	$4,884
Income taxes paid (net of refunds)	1,843	1,498	593
Transfers of loans into other real estate owned	1,562	857	2,001

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2013, 2012 and 2011

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

NB&T Financial Group, Inc. (the “Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The National Bank and Trust Company (the “Bank”), NB&T Insurance Group, Inc. (the “Group”), and NB&T Statutory Trust III (“Trust III”). In accordance with the Consolidation topic of the FASB Accounting Standards Codification (“ASC”), Trust III is not consolidated into these financial statements. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Brown, Clermont, Clinton, Highland, Montgomery and Warren counties in Ohio. The Bank offers certain investment products through its wholly-owned subsidiary, the Group. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted primarily of interest-bearing accounts with the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati and non-interest bearing cash accounts with other financial institutions.

Currently, FDIC insurance limits are $250,000 per covered institution. At December 31, 2013, the Company’s cash accounts exceeded federally insured limits by $41,291,000. Of that amount, $41,098,000 was held at the Federal Reserve Bank.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

As a result of this guidance, with respect to available-for-sale debt securities that management has no intent to sell and believes it is more likely than not the debt security will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The Company charges-off residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance, which provide for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

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

Years Ended December 31, 2013, 2012 and 2011

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010. The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.

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

Reclassifications

Certain reclassifications have been made to the 2012 and 2011 financial statements to conform to the 2013 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Effect of Recent Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 regarding the testing for goodwill impairment. The objective of this ASU is to simplify how entities, both public and nonpublic, test goodwill for impairment. Under the revised standard, an entity will be allowed to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective on annual or interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this standard has not had a material effect on the Company’s financial statements.

In July 2012, the FASB issued ASU No. 2012-02 regarding testing indefinite-lived intangible assets for impairment other than goodwill. The objective of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. Under this revised standard, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this standard has not had a material effect on the Company’s financial statements.

In October 2012, the FASB issued ASU No. 2012-06, Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (i.e., the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). For public and nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Adoption of this standard has not had a significant impact on the valuation of the FDIC loss share receivable indemnification asset currently on the Company’s balance sheet.

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

Note 3: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2013 was $2,423,000.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Note 4: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2013:
U.S. government sponsored entities	$23,594	$45	$(100)	$23,539
Mortgage-backed securities:
U.S. Government sponsored entities-residential	59,565	793	(205)	60,153
Private label-residential	1,895	56	0	1,951
State and political subdivisions	54,408	326	(2,279)	52,455

	$139,462	$1,220	$(2,584)	$138,098

December 31, 2012:
U.S. government sponsored entities	$19,668	$414	$(0)	$20,082
Mortgage-backed securities:
U.S. Government sponsored entities-residential	66,735	1,389	(49)	68,075
Private label-residential	3,945	131	(53)	4,023
State and political subdivisions	39,137	1,816	(113)	40,840

	$129,485	$3,750	$(215)	$133,020

The amortized cost and fair value of securities available for sale at December 31, 2013, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$2,808	$2,843
One to five years	22,348	22,308
Five to ten years	7,204	7,170
After ten years	45,642	43,673

	78,002	75,994
Mortgage-backed securities	61,460	62,104

Totals	$139,462	$138,098

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $66,965,000 at December 31, 2013, and $61,727,000 at December 31, 2012.

Gross gains of $1,044,000 and gross losses of $36,000 resulting from sales of available-for sale securities were realized during 2013. The $36,000 loss resulted from the sale of a private-label collateralized mortgage obligation for which other-than-temporary impairment charges were recognized in prior periods. The $1,008,000 net gain in 2013 is a reclassification from accumulated other comprehensive income and is included in the net realized gains on sales of available-for-sale securities line item in the income statement. The related $343,000 tax expense is a reclassification from accumulated other comprehensive income and is included in the provision for

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

income taxes line item in the income statement. In 2012, gross gains of $1,174,000 and gross losses of $0 were realized. Gross gains of $1,830,000 and gross losses of $10,000 resulting from sales of available-for sale securities were realized in 2011. Gross gains are determined under the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. These declines primarily resulted from recent changes in market interest rates, failure of certain investments to maintain consistent credit quality ratings, changes in the market’s perception of the current risks or failure to meet projected earnings targets.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2013
U.S. government sponsored entities	$4,727	$(100)	$0	$0	$4,727	$(100)
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	17,547	(205)	0	0	17,547	(205)
Municipal securities	31,351	(1,800)	3,726	(479)	35,077	(2,279)

Total Securities	$53,625	$(2,105)	$3,726	$(479)	$57,351	$(2,584)

December 31, 2012
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	$12,902	$(48)	$1,352	$(1)	$14,254	$(49)
Private label-residential	0	0	604	(53)	604	(53)
Municipal securities	6,656	(113)	0	0	6,656	(113)

Total Securities	$19,558	$(161)	$1,956	$(54)	$21,514	$(215)

The unrealized losses on the Company’s investments at December 31, 2013 were caused by interest rate increases. For the U.S. government sponsored entities and municipal securities, the contractual terms do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. For the mortgage-backed securities, the Company expects to recover the amortized cost basis over the remaining term. All securities are regularly reviewed for other than temporary credit impairment. The review consists of many factors, including but not limited to, the nature of the investment, credit ratings and financial condition of the issuer, the existence of any government or agency guarantees, cash flows of the underlying collateral and market conditions. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be to be other-than-temporarily impaired at December 31, 2013.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

	Accumulated Credit Losses
	2013	2012	2011
Credit losses on debt securities held
Balance, beginning of year	$(119)	$(118)	$(170)
Additions related to other-than-temporary losses not previously recognized	0	(35)	0
Reductions related to losses realized which were previously recognized	119	34	52

Balance, end of period	$0	$(119)	$(118)

The beginning accumulated credit loss balance related to one private-label collateralized mortgage obligation. That security was sold during the first quarter of 2013 with an additional loss of $36,000 realized at the time of sale.

Note 5: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows (thousands):

	December 31, 2013	December 31, 2012
Net unrealized gain (loss) on available-for-sale securities	$(1,364)	$3,588
Net unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	0	(53)

	(1,364)	3,535
Tax effect	464	1,202

Net-of-tax amount	$(900)	$2,333

Note 6: Loans and Allowance for Loan Losses

Categories of loans at December 31, include (thousands):

	2013	2012
Commercial and industrial	$36,792	$54,961
Commercial real estate	189,660	179,905
Agricultural	35,160	33,679
Residential real estate	131,032	127,007
Consumer	6,766	6,319

Total loans	399,410	401,871
Less: Net deferred loan fees, premiums and discounts	86	58
Allowance for loan losses	(4,053)	(4,760)

Net loans	$395,443	$397,169

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The following tables present the balance of the allowance for loan losses based on portfolio segment for the years ended December 31, 2013, 2012 and 2011(thousands):

Allowance for loan losses:

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
January 1, 2011	$474	$2,057	$184	$528	$337	$134	$3,714
Charge-offs	(350)	(1,300)	(2)	(262)	(140)	(198)	(2,252)
Recoveries	16	167	6	9	3	70	271
Provision	1,240	1,448	43	98	(5)	111	2,935

December 31, 2011	1,380	2,372	231	373	195	117	4,668
Charge-offs	(1,513)	(2,239)	0	(343)	(161)	(109)	(4,365)
Recoveries	7	59	3	15	12	74	170
Provision	1,823	2,093	(149)	415	153	(48)	4,287

December 31, 2012	1,697	2,285	85	460	199	34	4,760
Charge-offs	(2,883)	(415)	0	(120)	(169)	(33)	(3,620)
Recoveries	10	230	0	17	1	65	323
Provision	2,633	(138)	(16)	0	174	(63)	2,590

December 31, 2013	$1,457	$1,962	$69	$357	$205	$3	$4,053

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013 and December 31, 2012 (thousands):

	Evaluated for Impairment
	Individually	Collectively	Total
December 31, 2013
Allowance for loan losses:
Commercial	$108	$1,349	$1,457
Commercial Real Estate	418	1,544	1,962
Agricultural	0	69	69
Residential—1-4 Family	0	357	357
Residential—Home equity	0	205	205
Consumer	0	3	3

Total	$526	$3,527	$4,053

Loans:
Commercial	$902	$35,890	$36,792
Commercial Real Estate	5,364	184,296	189,660
Agricultural	38	35,122	35,160
Residential—1-4 Family	952	101,829	102,781
Residential—Home equity	44	28,207	28,251
Consumer	9	6,757	6,766

Total	$7,309	$392,101	$399,410

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

	Evaluated for Impairment
	Individually	Collectively	Total
December 31, 2012
Allowance for loan losses:
Commercial	$1,029	$668	$1,697
Commercial Real Estate	413	1,872	2,285
Agricultural	0	85	85
Residential—1-4 Family	1	459	460
Residential—Home equity	0	199	199
Consumer	0	34	34

Total	$1,443	$3,317	$4,760

Loans:
Commercial	$4,489	$50,472	$54,961
Commercial Real Estate	5,524	174,381	179,905
Agricultural	75	33,604	33,679
Residential—1-4 Family	1,008	95,659	96,667
Residential—Home equity	36	30,304	30,340
Consumer	16	6,303	6,319

Total	$11,148	$390,723	$401,871

The following table presents the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of December 31, 2013 and December 31, 2012 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
December 31,	2013	2012	2013	2012	2013	2012
Pass	$32,436	$47,481	$173,630	$161,671	$35,122	$33,378
Other Assets Especially Mentioned	1,800	2,647	3,377	3,983	0	226
Substandard	2,410	4,687	12,653	14,251	38	75
Doubtful	146	146	0	0	0	0

Total	$36,792	$54,961	$189,660	$179,905	$35,160	$33,679

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential-Home Equity		Consumer
December 31,	2013	2012	2013	2012	2013	2012
Pass	$100,362	$94,262	$28,072	$30,110	$6,696	$6,295
Substandard	2,419	2,405	179	230	70	24

Total	$102,781	$96,667	$28,251	$30,340	$6,766	$6,319

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

The following tables present the Company’s past due and non-accrual loans as of December 31, 2013 and December 31, 2012 (thousands):

December 31, 2013:

	Past Due Days				Current	Total Financing Receivables	90+ Days & Accruing	Non- accrual
	30-59	60-89	90+	Total
Commercial	$309	$22	$432	$763	$36,029	$36,792	$32	$890
Commercial Real Estate	212	0	2,789	3,001	186,659	189,660	0	3,402
Agricultural	0	25	28	53	35,107	35,160	0	38
Residential—1 to 4 Family	0	150	502	652	102,129	102,781	0	1,175
Residential—Home Equity	40	32	100	172	28,079	28,251	0	164
Consumer	10	1	24	35	6,731	6,766	0	65

Total	$571	$230	$3,875	$4,676	$394,734	$399,410	$32	$5,734

December 31, 2012:

	Past Due Days				Current	Total Financing Receivables	90+ Days & Accruing	Non- accrual
	30-59	60-89	90+	Total
Commercial	$65	$91	$4,594	$4,750	$50,211	$54,961	$620	$4,418
Commercial Real Estate	602	26	3,590	4,218	175,687	179,905	0	3,950
Agricultural	0	0	53	53	33,626	33,679	0	75
Residential—1 to 4 Family	460	24	540	1,024	95,643	96,667	134	1,116
Residential—Home Equity	54	3	173	230	30,110	30,340	24	196
Consumer	22	38	10	70	6,249	6,319	0	60

Total	$1,203	$182	$8,960	$10,345	$391,526	$401,871	$778	$9,815

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The following tables present impaired loan information at and for the years ended December 31, 2013 and 2012 and the related allowance for loan losses. Interest income recognized is not materially different than interest income that would have been recognized on a cash basis (thousands):

	December 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$342	$497	$0	$1,255	$1,571	$0
Commercial real estate	3,275	3,727	0	3,940	4,145	0
Agricultural	38	52	0	75	87	0
Residential—1 to 4 Family	952	1,086	0	1,008	1,126	0
Residential—Home equity	29	39	0	36	40	0
Consumer	9	10	0	16	16	0
With an allowance recorded:
Commercial	$560	$569	$108	$3,234	$3,290	$1,029
Commercial real estate	2,089	2,174	418	1,584	1,665	413
Agricultural	0	0	0	0	0	0
Residential—1 to 4 Family	0	0	0	0	80	1
Residential—Home equity	15	14	0	0	0	0
Consumer	0	0	0	0	2	0
Total:
Commercial	$902	$1,066	$108	$4,489	$4,861	$1,029
Commercial real estate	5,364	5,901	418	5,524	5,810	413
Agricultural	38	52	0	75	87	0
Residential—1 to 4 Family	952	1,086	0	1,008	1,206	1
Residential—Home equity	44	53	0	36	40	0
Consumer	9	10	0	16	18	0

	$7,309	$8,168	$526	$11,148	$12,022	$1,443

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

	For the year ended December 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$694	$51	$1,218	$5	$982	$0
Commercial real estate	3,174	211	4,744	202	3,659	136
Agricultural	45	3	45	0	0	0
Residential—1 to 4 Family	963	29	1,293	38	1,105	51
Residential—Home equity	35	1	28	0	0	0
Consumer	12	1	12	0	0	0
With an allowance recorded:
Commercial	$2,725	$0	$3,264	$0	$1,090	$0
Commercial real estate	2,373	0	3,928	0	2,191	0
Agricultural	0	0	9	0	0	0
Residential—1 to 4 Family	29	0	40	0	0	0
Residential—Home equity	10	0	0	0	0	0
Consumer	0	0	1	0	0	0
Total:
Commercial	$3,419	$51	$4,482	$5	$2,072	$0
Commercial real estate	5,547	211	8,672	202	5,850	136
Agricultural	45	3	54	0	0	0
Residential—1 to 4 Family	992	29	1,333	38	1,105	51
Residential—Home equity	45	1	28	0	0	0
Consumer	12	1	13	0	0	0

	$10,060	$296	$14,582	$245	$9,027	$187

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment: (dollars in thousands):

Newly classified troubled debt restructurings (dollars in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre-Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	1	$24	$22	3	$473	$399
Commercial real estate	2	1,111	850	0	0	0
Residential	1	15	14	1	42	36
Consumer	1	8	2	2	20	16

The following table provides information on how restructured loans were modified during the years ended December 31, 2013 and 2012 (dollars in thousands):

	Years Ended
	December 31, 2013			December 31, 2012
	Recorded Investment	Amount charged off	Allowance Increased	Recorded Investment	Amount charged off	Allowance Increased
Extended maturities	$463	$0	$0	$451	$0	$0
Extended maturities and lowered interest rate	423	0	8	0	0	0
Lowered interest rate	2	0	0	$0	0	0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

All TDRs are considered impaired loans. The Company considers TDRs that become 30 days or more past due under the modified terms as subsequently defaulted. The Company had the following TDR’s modified in the past twelve months that subsequently defaulted during the years ended December 31, 2013 and December 31, 2012 (dollars in thousands):

	Years Ending
	December 31, 2013		December 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Consumer	1	$22	1	$2

The allowance for loan loss on the above restructured loan is based on present value of future expected cash flows and takes into account the past due payments.

The Company acquired loans from American National Bank on March 19, 2010 and by its acquisition by merger of Community National Corporation on December 31, 2009. At the time of each acquisition, there was evidence of deterioration of credit quality since origination associated with these loans for which it was probable, at acquisition, that all contractually required payments would not be collected. As of December 31, 2013 and 2012, such acquired credit-impaired loans represent less than one percent of total loans and the disclosures required under ASC 310-30 are not considered material to the overall financial statements.

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows (thousands):

	2013	2012
Land	$4,474	$4,588
Buildings and improvements	18,537	18,922
Leasehold improvements	445	420
Equipment	11,689	12,638

	$35,145	$36,568
Less accumulated depreciation and amortization	(18,250)	(18,151)

Net premises and equipment	$16,895	$18,417

Note 8: Operating Leases

The Bank has entered into certain operating leases for some of its branch locations. Operating lease expense was $99,000, $94,000, and $80,000 for years 2013, 2012, and 2011, respectively. The minimum future lease payments for each of the next five years are as follows (thousands):

2014	$91
2015	91
2016	50
2017	42
2018	42

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Note 9: Goodwill

All goodwill is allocated to the banking segment of the business and totaled $3,625,000 at December 31, 2013 and December 31, 2012.

Note 10: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2013 and 2012, were (thousands):

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$1,523	$(1,211)	$4,515	$(3,959)

Amortization expense for the years ended December 31, 2013, 2012 and 2011, was $244,000, $275,000 and $353,000, respectively. Estimated amortization expense for each of the following five years is (thousands):

2014	$179
2015	89
2016	44
2017	0
2018	0

Note 11: Interest-Bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $18,328,000 on December 31, 2013, and $26,991,000 on December 31, 2012. At December 31, 2013, the scheduled maturities of time deposits were as follows (thousands):

2014	$54,147
2015	17,282
2016	8,577
2017	5,966
2018	5,760
Thereafter	4,602

$96,334

Included in time deposits at December 31, 2013 and 2012 were $430,000 and $1,325,000 respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC insurance limit without the inconvenience of having multi-banking relationships. Under the reciprocal program in which the Bank is currently participating, customers agree to allow the Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Bank also in insurable amounts under $250,000.

Note 12: Short-Term Borrowings

The Company had no short-term borrowings at December 31, 2013 or December 31, 2012.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The Company has a line of credit of $30.0 million with the Federal Home Loan Bank of Cincinnati and two lines of credit with two other correspondent banks totaling $20.0 million at December 31, 2013. The Company has also pledged $7.5 million of securities with the Federal Reserve Bank to secure discount window borrowing if necessary.

Note 13: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	2013	2012
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	9,310	10,310

Total	$14,310	$15,310

The Federal Home Loan Bank advances are secured by a blanket pledge of certain mortgage loans totaling $110,439,838 at December 31, 2013. The advance of $5.0 million, at a fixed interest rate of 2.82%, matures on January 14, 2015. Until maturity, the Federal Home Loan Bank has the option quarterly to terminate the advance and require full payment.

On June 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities were payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR, which was 1.74% at December 31, 2013. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

As of December 31, 2013 and December 31, 2012, the outstanding principal balance of the Capital Securities was $9,000,000 and $10,000,000, respectively. In June 2013, the Company extinguished $1.0 million in debt at a discount with a gain of $300,000 recognized. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Note 14: Income Taxes

The provision for income taxes includes these components (thousands):

	2013	2012	2011
Taxes currently payable	$1,092	$1,220	$1,263
Deferred income taxes	(46)	(227)	40

Income tax expense	$1,046	$993	$1,303

A reconciliation of income tax expense at the statutory rate to actual income tax expense is shown below (thousands):

	2013	2012	2011
Computed at the statutory rate (34%)	$1,798	$1,656	$1,735
Increase (decrease) resulting from
Tax exempt interest	(464)	(291)	(153)
ESOP dividend	(131)	(144)	(158)
Bank owned life insurance	(159)	(284)	(165)
Other	2	56	44

Actual tax expense	$1,046	$993	$1,303

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were (thousands):

	2013	2012
Deferred tax assets
Allowance for loan losses	$1,337	$1,563
Accruals not currently deductible	225	235
Nonaccrual loan interest collected	271	280
Stock options not currently deductible	116	100
OREO expenses not currently deductible	240	403
Other-than-temporary impairment charge	0	37
Unrealized losses on available-for-sale securities	464	0
Other	16	23

	2,669	2,641

Deferred tax liabilities
Deferred loan costs	(242)	(214)
Depreciation	(477)	(537)
FHLB stock dividends	(1,453)	(1,453)
Prepaid assets currently deductible	(32)	(53)
Unrealized gains on available-for-sale securities	0	(1,202)
ANB purchase	(981)	(1,423)
Non-taxable purchase accounting adjustments	(260)	(262)
Bad debt recapture	0	(131)
Intangible asset amortization	(709)	(544)
Other	(35)	(48)

	(4,189)	(5,867)

Net deferred tax liability	$(1,520)	$(3,226)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2013, the Company and the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$79,041	19.10%	$33,107	8.0%	N/A	N/A
Bank	71,729	17.35	33,080	8.0	$41,349	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	74,988	18.12	16,553	4.0	N/A	N/A
Bank	67,676	16.37	16,540	4.0	24,810	6.0
Tier I Capital to Average Assets:
Consolidated	74,988	11.56	25,952	4.0	N/A	N/A
Bank	67,676	10.41	25,992	4.0	32,490	5.0
As of December 31, 2012
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$79,975	19.51%	$32,791	8.0%	N/A	N/A
Bank	71,899	17.55	32,766	8.0	$40,957	10.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	75,215	18.35	16,396	4.0	N/A	N/A
Bank	67,139	16.39	16,383	4.0	24,574	6.0
Tier I Capital to Average Assets:
Consolidated	75,215	11.27	26,701	4.0	N/A	N/A
Bank	67,139	10.12	26,534	4.0	33,167	5.0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2013, approximately $10,000 in retained earnings were available for dividend declaration without prior regulatory approval.

Note 16: Related Party Transactions

The Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). A summary of the related party loan activity follows (thousands):

	2013	2012
Balance, January 1	$3,777	$3,011
New loans	407	1,239
Payments	(1,437)	(95)
Other changes	0	(378)

Balance, December 31	$2,747	$3,777

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features. Other changes represent reclassification of a loan previously reported as a related party transaction where the borrower is no longer a related party.

Deposits from related parties held by the Bank at December 31, 2013 and 2012 totaled $1,172,000 and $1,255,000 respectively.

Note 17: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation. The Bank’s plan was amended in 2013, and the Bank will now match 100% of the first 3% of compensation contributed by an employee and 50% of the next 2% of compensation contributed by an employee. In 2012 and 2011, the Bank matched up to 3% of an employee’s compensation for the first 8% of their compensation contributed to the plan. Employer contributions charged to expense for 2013, 2012 and 2011 were $273,000, $164,000, and $195,000, respectively.

Also, the Bank has a deferred compensation agreement with one retired officer. The agreement provides level monthly or annual payments for twenty years after retirement. The charge to expense for the agreement was $43,000, $45,000 and $47,000 for 2013, 2012 and 2011, respectively. Such charges reflect the straight-line interest accrual using a 6.5% discount factor.

The Company sponsors an employee stock ownership plan (ESOP) that covers substantially all employees who meet minimum age and length of service requirements. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of borrowings from the Company. In December 2010, the Plan’s debt, which was due to mature in 2011, was paid in full and all remaining shares were released for allocation. There was no ESOP compensation expense in 2013, 2012 and 2011 due to all shares being fully allocated. Total ESOP shares, which were fully allocated, were 308,712 and 351,463, respectively, as of December 31, 2013 and 2012.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Note 18: Stock Option Plans

The Company adopted an equity plan in 2006, which is shareholder approved and permits the Company to grant options, restricted stock or stock appreciation rights of up to 270,000 shares of common stock. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have a ten-year contractual term. The previous plan, which was terminated in 2006, still had options to purchase 25,000 shares outstanding at December 31, 2013. These options vest over five years. In addition, an option to purchase 30,000 shares was awarded to the Company’s President upon his employment, which vested over five years. Certain option and share awards provide for an exchange of unvested options for a cash payment or shares of stock if there is a change in control (as defined in the plan). The compensation cost for the stock option expense recognized in 2013, 2012 and 2011 was calculated for all grants based on the grant date’s fair value and totaled $192,000, $174,000 and $171,000, respectively. The related tax benefit for 2013, 2012 and 2011 was $65,000, $59,000 and $58,000, respectively.

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

	2013	2012	2011
Expected volatility	49.2%	50.2%	50.4%
Weighted-average volatility	49.2%	50.2%	50.4%
Expected dividends	6.0%	6.0%	6.0%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate	0.9%	1.1%	2.4%
Weighted-average fair value of options granted during the year	$4.88	$5.01	$6.16

Historically, the Company has fulfilled option exercises through available treasury shares.

A summary of option activity under the plans as of December 31, 2013, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	267,874	$20.54
Granted	52,000	19.30
Exercised	16,585	17.10
Forfeited or expired	(35,667)	22.96

Outstanding, end of year	267,622	$20.19	5.34	$141,763

Exercisable, end of year	197,246	$20.37	4.10	$139,203

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The total intrinsic value of options exercised during the year ended December 31, 2013 was $72,000. The total intrinsic value of options exercised during the year ended December 31, 2012 was $12,000. There were no options exercised during the year ended December 31, 2011. As of December 31, 2013, there was $205,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of ten months.

Note 19: Earnings Per Share

Earnings per share (EPS) were computed as follows (thousands, except share and per share amounts):

	2013	2012	2011
Basic earnings per share:
Net income	$4,243	$3,877	$3,801

Weighted average common shares outstanding	3,419,259	3,423,800	3,423,995
Basic earnings per share	$1.24	$1.13	$1.11

Diluted earnings per share:
Net income	$4,243	$3,877	$3,801

Weighted average common shares outstanding	3,419,259	3,423,800	3,423,995
Effect of dilutive securities—stock options	11,458	6,550	12,364

Average shares and dilutive potential common shares	3,430,717	3,430,350	3,436,359

Diluted earnings per share	$1.24	$1.13	$1.11

As of December 31, 2013, options to purchase 197,100 shares of common stock at $19.22 to $30.50 per share were outstanding but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

As of December 31, 2012, options to purchase 212,267 shares of common stock at $19.00 to $30.50 per share were outstanding but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

As of December 31, 2011, options to purchase 193,600 shares of common stock at $20.88 to $30.50 per share were outstanding but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

At December 31, 2013 and 2012, the Bank had the following commitments outstanding (thousands):

	2013	2012
Commitments at variable rates of interest	$3,090	$18,394
Commitments at fixed rates of interest	130	4,200

Total business loan commitments	$3,220	$22,594

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

At December 31, 2013 and 2012, the Bank had total outstanding letters of credit of (thousands):

	2013	2012
Letters of credit	$747	$1,742
Range of terms	30 days to two years	30 days to one year

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

At December 31, 2013 and 2012, total mortgage loans in the process of origination amounted to (thousands):

	2013	2012
Commitments to originate mortgage loans	$410	$2,276
Commitments at fixed rates of interest	410	2,056
Commitments to sell mortgage loans	0	255

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

At December 31, 2013 and 2012, the Bank had the following lines of credit outstanding (thousands):

	2013	2012
Commercial lines	$33,670	$29,700
Consumer lines	41,617	40,886

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

At December 31, 2013, the Bank had $443,000 in Federal Funds sold invested at U.S. Bank.

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

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies. The Company has no securities classified as Level 1 or Level 3. Level 2 securities include U.S. Government agencies, mortgage-backed securities, and obligations of political and state subdivisions. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012. (See fair values by type of security in Note 2) (thousands):

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2013:
Available-for-sale securities	$138,098	$0	$138,098	$0
December 31, 2012:
Available-for-sale securities	$133,020	$0	$133,020	$0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At December 31, 2013 and 2012, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans secured by real estate primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Bank’s Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. The Bank also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

	Fair Value	Fair Value Measurements at Reporting Date Using
Description		Level 1	Level 2	Level 3
December 31, 2013:
Impaired loans Other real estate owned	$2,907 140	$0 0	$0 0	$2,907 140
December 31, 2012:
Impaired loans	$2,047	$0	$0	$2,047
Other real estate owned	613	0	0	613

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill (thousands).

Description	Fair Value	Valuation Technique	Unobservable Inputs	Estimated Cost
December 31, 2013:
Impaired loans	$2,907	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$140	Market comparable properties	Comparability adjustments	10%
December 31, 2012:
Impaired loans	$2,047	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$613	Market comparable properties	Comparability adjustments	10%

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

	Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2013:
Financial assets
Cash and cash equivalents	$51,499	$51,499	$0	$0
Loans including loans held for sale, net	395,443	0	0	398,491
Stock in FRB and FHLB	10,035	0	10,035	0
Earned income receivable	2,546	0	2,546	0
FDIC loss share receivable	525	0	0	525
Financial liabilities
Deposits	550,800	0	552,467	0
Long-term debt	14,310	0	8,250	0
Interest payable	74	0	74	0
December 31, 2012:
Financial assets
Cash and cash equivalents	$64,509	$64,509	$0	$0
Loans including loans held for sale, net	397,424	0	0	407,145
Stock in FRB and FHLB	10,030	0	10,030	0
Earned income receivable	2,732	0	2,732	0
FDIC loss share receivable	1,340	0	0	1,340
Financial liabilities
Deposits	559,568	0	561,871	0
Long-term debt	15,310	0	9,165	0
Interest payable	108	0	108	0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2013 and 2012, the fair value of commitments was not material.

Note 22: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company at and for the years ended December 31 (thousands):

CONDENSED BALANCE SHEETS

	2013	2012
Assets
Cash and due from banks	$7,414	$7,167
Investment in common stock of banking subsidiary	69,723	72,745
Investment in nonbanking subsidiary	303	302
Other assets	941	929

Total assets	$78,381	$81,143

Liabilities
Long-term debt	$9,310	$10,310
Other liabilities	1,036	13

Total liabilities	10,346	10,323
Stockholders’ Equity	68,035	70,820

Total liabilities and stockholders’ equity	$78,381	$81,143

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2013	2012	2011
Income
Dividends from banking subsidiary	$4,100	$4,200	$4,000
Dividends from non-banking subsidiary	5	45	0
Gain on extinguishment of long-term debt	300	0	0

Total income	4,405	4,245	4,000

Expenses
Interest expense	176	558	730
Directors fees	60	70	66
Other expenses	82	83	88

Total expenses	318	711	884

Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	4,087	3,534	3,116
Income Tax Benefit	(135)	(379)	(451)

Income Before Equity in Undistributed Income of Subsidiaries	4,222	3,913	3,567
Equity in Undistributed Income (Excess Distributions) of Banking Subsidiary	20	(9)	212
Equity in Undistributed Income (Loss) of Nonbanking Subsidiary	1	(27)	22

Net Income	$4,243	$3,877	$3,801

Comprehensive Income	$1,010	$4,002	$3,726

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2013, 2012 and 2011

CONDENSED STATEMENTS OF CASH FLOWS

	2013	2012	2011
Operating Activities
Net income	$4,243	$3,877	$3,801
Items providing (using) cash	(338)	895	(685)

Net cash provided by operating activities	3,905	4,772	3,116

Financing Activities
Cash dividends paid	(3,077)	(5,134)	(4,109)
Proceeds from stock options exercised	283	52	0
Purchase of treasury stock	(198)	(276)	(16)
Sale of treasury stock	34	185	0
Repayment of long-term debt	(700)	0	0

Net cash used in financing activities	(3,658)	(5,173)	(4,125)

Net Change in Cash and Cash Equivalents	247	(401)	(1,009)
Cash and Cash Equivalents at Beginning of Year	7,167	7,568	8,577

Cash and Cash Equivalents at End of Year	$7,414	$7,167	$7,568

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2013, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Directors as of March 3, 2014 were as follows:

S. Craig Beam, Member of Thorobeam Farm, LLC.

Charles L. Dehner, Retired Executive Vice President and CFO of NB&T Financial Group, Inc. and The National Bank and Trust Company.

Daniel A. DiBiasio, President of Ohio Northern University.

G. David Hawley, Retired Minister of Indian Hill Episcopal-Presbyterian Church of Cincinnati.

Brooke Williams James, Business Administrator of WMSALL Farms.

John J. Limbert, President and CEO of NB&T Financial Group, Inc. and The National Bank and Trust Company.

D. Jeffery Lykins, President of Lykins Companies, a petroleum marketing company.

James M. Reynolds, President of Wilmington College.

Timothy L. Smith, Chairman, Retired President and CEO of NB&T Financial Group, Inc. and The National Bank and Trust Company.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” is incorporated herein by reference.

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

PART IV

Item  15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Financial Statement Schedules—None

(b)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith

10.4*	Stock Option Award Agreement for John J. Limbert

10.5*	Severance Agreement for Craig F. Fortin

10.6*	Severance Agreement for W. Keith Argabright

10.7*	Employment Agreement with John J. Limbert

10.8*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan

10.9*	First Amendment to Stock Option Award Agreement for John J. Limbert

10.10*	First Amendment to Employment Agreement with John J. Limbert

10.11*	First Amendment to the Severance Agreement with Craig F. Fortin and W. Keith Argabright

10.12*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option)-for awards beginning 4/23/08

10.14*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards – for awards prior to 4/23/08

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options – for awards prior to 4/23/08

10.16*	The National Bank and Trust Company Annual Incentive Plan Amended and Restated Effective January 1, 2011

10.17	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010

EXHIBIT NUMBER	DESCRIPTION

10.18*	Retirement Pay Agreement and General Release between The National Bank and Trust Company and Stephen G. Klumb

21	Subsidiaries of NB&T Financial Group, Inc.

23	Consent of Independent Accountants – BKD, LLP

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

101	The following materials from NB&T Financial Group, Inc.’s, Annual Report on Form 10-K for the annual period ended December 31, 2013 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the three years ended December 31, 2013, 2012 and 2011 ; (iii) the Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011; the Consolidated Statements of Changes in Shareholders Equity for the three years ended December 31, 2013, 2012 and 2011; the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB&T Financial Group, Inc.

	By	/S/ JOHN J. LIMBERT
John J. Limbert
President and Chief Executive Officer
March 18, 2014		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ CRAIG F. FORTIN	By:	/S/ JOHN J. LIMBERT
	Craig F. Fortin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		John J. Limbert President, Chief Executive Officer and a Director
Date: March 18, 2014		Date: March 18, 2014

By:	/S/ TIMOTHY L. SMITH	By:	/S/ G. DAVID HAWLEY
	Timothy L. Smith Director		G. David Hawley Director

Date: March 18, 2014		Date: March 18, 2014

By:	/S/ CRAIG BEAM	By:	/S/ BROOKE WILLIAMS JAMES
	S. Craig Beam Director		Brooke Williams James Director

Date: March 18, 2014		Date: March 18, 2014

By:	/S/ D. JEFFERY LYKINS	By:	/S/ CHARLES L. DEHNER
	D. Jeffery Lykins Director		Charles L. Dehner Director

Date: March 18, 2014		Date: March 18, 2014

By:	/S/ DANIEL A. DIBIASIO	By:	/S/ JAMES M. REYNOLDS
	Daniel A. DiBiasio Director		James M. Reynolds Director
Date: March 18, 2014

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003 (File No. 000-23134)

4.0	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1*	InterCounty Bancshares, Inc. Non-qualified Stock Option Plan	Incorporated by reference to the Registration Statement on Form S-1 filed by registrant on July 2, 1993 (Registration No. 33-65608), Exhibit 10.1

10.2*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.1 (File No. 000-23134)

10.3*	NB&T Financial Group, Inc. Supplemental Executive Retirement Plan Participation Agreement – Timothy L. Smith	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Exhibit 10.2 (File No. 000-23134)

10.4*	Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Form 10-Q filed on May 11, 2006, Exhibit 10.4 (File No. 000-23134)

10.5*	Severance Agreement for Craig F. Fortin	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.2 (File No. 000-23134)

10.6*	Severance Agreement for W. Keith Argabright	Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2007, Exhibit 10.3 (File No. 000-23134)

10.7*	Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Form 8-K filed on November 23, 2007, Exhibit 1 (File No. 000-23134)

10.8*	NB&T Financial Group, Inc. Amended and Restated 2006 Equity Plan	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.9 (File No. 000-23134)

10.9*	First Amendment to Stock Option Award Agreement for John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.10 (File No. 000-23134)

10.10*	First Amendment to Employment Agreement with John J. Limbert	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.11 (File No. 000-23134)

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

10.11*	First Amendment to the Severance Agreement with Craig F. Fortin and W. Keith Argabright	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.12 (File No. 000-23134)

10.12*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Employee Award) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.13 (File No. 000-23134)

10.13*	Form of Amended and Restated 2006 Equity Plan Award Agreement (Directors’ Nonqualified Stock Option) for awards beginning 4/23/08	Incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 17, 2009, Exhibit 10.14 (File No. 000-23134)

10.14*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Employee Awards – for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 10-Q filed on November 13, 2006 (File No. 000-23134)

10.15*	Form of NB&T Financial Group, Inc. 2006 Equity Plan Award Agreement for Directors’ Nonqualified Stock Options – for awards prior to 4/23/08	Incorporated by reference to registrant’s Form 8-K filed on April 28, 2006 (File No. 000-23134)

10.16*	The National Bank and Trust company Annual Incentive Plan Amended and Restated Effective January 1, 2011	Incorporated by reference to registrant’s Current Report on Form 8-K filed on February 24, 2012 (File No. 000-23134)

10.17	Purchase and Assumption Agreement Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of American National Bank, Parma, Ohio, Federal Deposit Insurance Corporation and the National Bank and Trust Company, dated as of March 19, 2010	Incorporated by reference to registrant’s Current Report on Form 8-K filed on March 23, 2010, Exhibit 2.1 (SEC File No. 000-23134)

10.18*	Retirement Pay Agreement and General Release between The National Bank and Trust Company and Stephen G. Klumb	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012, Exhibit 10.1 (SEC File No. 000-23134)

21	Subsidiaries of NB&T Financial Group, Inc.	Included herewith

23	Consent of Independent Accountants – BKD, LLP	Included herewith

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	Included herewith

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE

101	The following materials from NB&T Financial Group, Inc.’s, Annual Report on Form 10-K for the annual period ended December 31, 2013 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the three years ended December 31, 2013, 2012 and 2011 ; (iii) the Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011; the Consolidated Statements of Changes in Shareholders Equity for the three years ended December 31, 2013, 2012 and 2011; the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (furnished herewith).	Included herewith

*	Indicates a management contract or compensatory plan or arrangement.