Form 10-Q
period 2014-03-31
NB&T FINANCIAL GROUP INC
filed 2014-05-14
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 1, 2014, 3,429,560 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

March  31, 2014 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$10,988	$9,155
Interest-bearing deposits	58,276	41,901
Federal funds sold	447	443

Cash and cash equivalents	69,711	51,499

Available-for-sale securities	154,848	138,098
Loans held for sale	78	0
Loans, net of allowance for loan losses of $4,010 and $4,053 at March 31, 2014 and December 31, 2013, respectively	385,857	395,443
Premises and equipment	16,716	16,895
Federal Reserve and Federal Home Loan Bank stock	7,392	10,035
Earned income receivable	2,739	2,546
Goodwill	3,625	3,625
Core deposits and other intangibles	261	312
Bank-owned life insurance	16,225	16,111
Other real estate owned	1,050	1,224
FDIC loss share receivable	347	525
Other	2,115	1,999

Total assets	$660,964	$638,312

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$123,922	$115,206
Savings, NOW and money market	357,445	339,260
Time	90,760	96,334

Total deposits	572,127	550,800

Long-term debt	14,310	14,310
Interest payable and other liabilities	5,084	5,167

Total liabilities	591,521	570,277

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,808	12,733
Retained earnings	59,877	59,820
Accumulated other comprehensive income (loss)	376	(900)
Treasury stock, at cost
Common; 2014 – 389,390 shares, 2013 – 389,390 shares	(4,618)	(4,618)

Total stockholders’ equity	69,443	68,035

Total liabilities and stockholders’ equity	$660,964	$638,312

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest and Dividend Income
Loans	$4,786	$5,140
Securities
Taxable	268	316
Tax-exempt	423	282
Dividends on Federal Home Loan and Federal Reserve Bank stock	106	111
Deposits with financial institutions	40	47

Total interest and dividend income	5,623	5,896

Interest Expense
Deposits	301	438
Long-term debt	75	81

Total interest expense	376	519

Net Interest Income	5,247	5,377
Provision for Loan Losses	275	140

Net Interest Income After Provision for Loan Losses	4,972	5,237

Noninterest Income
Trust income	363	295
Service charges on deposits	615	723
Other service charges and fees	523	506
Investment services commissions	87	100
Net realized losses on sales of available-for-sale securities	0	(36)
Income from bank owned life insurance	114	115
Other	266	247

Total noninterest income	1,968	1,950

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Noninterest Expense
Salaries and employee benefits	$2,849	$2,869
Net occupancy expense	555	559
Equipment expense	304	337
Data processing fees	572	460
Professional fees	444	428
Marketing expense	72	54
Printing, postage and supplies	164	176
State franchise tax	142	221
FDIC insurance	103	121
Amortization of intangibles	51	57
Net costs of operation of other real estate	33	235
Other	314	369

Total non-interest expense	5,603	5,886

Income Before Income Tax	1,337	1,301
Provision for Income Taxes	251	282

Net Income	$1,086	$1,019

Basic Earnings Per Share	$.32	$.30

Diluted Earnings Per Share	$.32	$.30

Dividends Per Share	$.30	$.30

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$1,086	$1,019
Other comprehensive income (loss), before tax effect:
Unrealized gains (losses) on securities available for sale	1,933	(728)
Reclassification of losses realized in income	0	36

Other comprehensive income (loss), before tax effect	1,933	(692)
Tax expense (credit)	657	(235)

Other comprehensive income (loss)	1,276	(457)

Comprehensive Income	$2,362	$562

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$1,086	$1,019
Items not requiring (providing) cash:
Depreciation and amortization	367	396
Provision for loan losses	275	140
Amortization of premiums and discounts on securities	843	842
Increase in cash surrender value on bank owned life insurance	(114)	(115)
Proceeds from FDIC loss share receivable	178	497
Stock options expense	54	37
Net realized losses on sales of available-for-sale securities	0	36
Net changes in: Loans held for sale	(78)	255
Other assets and liabilities	(850)	3,746

Net cash provided by operating activities	1,761	6,853

Investing Activities
Purchases of available-for-sale securities	(20,896)	(27,324)
Proceeds from sales of available-for-sale securities	0	603
Proceeds from redemption of Federal Home Loan Bank Stock	2,649	0
Proceeds from maturities of available-for-sale securities	5,213	14,016
Purchase of Federal Reserve Bank stock	(6)	0
Net change in loans	9,330	(6,402)
Purchases of premises and equipment	(137)	(140)

Net cash used in investing activities	(3,847)	(19,247)

Financing Activities
Net change in:
Deposits	21,327	17,781
Proceeds from stock options exercised	0	11
Purchase of treasury shares	0	(114)
Dividends paid	(1,029)	0

Net cash provided by financing activities	20,298	17,678

Increase in Cash and Cash Equivalents	18,212	5,284
Cash and Cash Equivalents, Beginning of Period	51,499	64,509

Cash and Cash Equivalents, End of Period	$69,711	$69,793

Supplemental Cash Flows Information
Interest paid	$335	$526
Income taxes paid	0	0
Transfers of loans into other real estate owned	0	283

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

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated balance sheet of that date.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company” or “NB&T”) as of March 31, 2014 and December 31, 2013, and the results of its operations and cash flows for the three-month periods ended March 31, 2014 and 2013. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
March 31, 2014:
U.S. Government sponsored entities	$28,387	$90	$(80)	$28,397
Mortgage-backed securities:
U.S. Government sponsored entities-residential	63,842	1,003	(172)	64,673
Private label-residential	1,645	51	0	1,696
State and political subdivisions	60,405	814	(1,137)	60,082

	$154,279	$1,958	$(1,389)	$154,848

December 31, 2013:
U.S. Government sponsored entities	$23,594	$45	$(100)	$23,539
Mortgage-backed securities:
U.S. Government sponsored entities-residential	59,565	793	(205)	60,153
Private label-residential	1,895	56	0	1,951
State and political subdivisions	54,408	326	(2,279)	52,455

	$139,462	$1,220	$(2,584)	$138,098

The amortized cost and fair value of securities available for sale at March 31, 2014, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$2,805	$2,828
One to five years	22,181	22,178
Five to ten years	11,122	11,177
After ten years	52,684	52,296

	88,792	88,479
Mortgage-backed securities	65,487	66,369

Totals	$154,279	$154,848

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $83,214,000 at March 31, 2014, and $66,965,000 at December 31, 2013.

There were no sales of securities in the first quarter of 2014. Gross gains of $0 and gross losses of $36,000 resulting from sales of available-for-sale securities were realized during the first quarter of 2013. The $36,000 loss resulted from the sale of a private-label collateralized mortgage obligation for which other-than-temporary impairment charges were recognized in prior periods. The $36,000 loss on sale is a reclassification from accumulated other comprehensive income and is included in the net realized losses on sales of available-for-sale securities line item in the income statement. The related $12,000 tax benefit is a reclassification from accumulated other comprehensive income and is included in the provision for income taxes line item in the income statement. Gross gains and losses are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2014
U.S. Government sponsored entities	$5,922	$(80)	$0	$0	$5,922	$(80)
Mortgage-backed securities:
U.S. Government sponsored entities-residential	23,138	(172)	0	0	23,138	(172)
State and political subdivisions	18,355	(469)	10,218	(668)	28,573	(1,137)

Total Securities	$47,415	$(721)	$10,218	$(668)	$57,633	$(1,389)

December 31, 2013
U.S. Government sponsored entities	$4,727	$(100)	$0	$0	$4,727	$(100)
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	17,547	(205)	0	0	17,547	(205)
State and political subdivisions	31,351	(1,800)	3,726	(479)	35,077	(2,279)

Total Securities	$53,625	$(2,105)	$3,726	$(479)	$57,351	$(2,584)

The unrealized losses on the Company’s investments at March 31, 2014 were primarily caused by interest rate increases. For the U.S. government sponsored entities and municipal securities, the contractual terms do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. For the mortgage-backed securities, the Company expects to recover the amortized cost basis over the remaining term. All securities are regularly reviewed for other than temporary credit impairment. The review consists of many factors, including but not limited to, the nature of the investment, credit ratings and financial condition of the issuer, the existence of any government or agency guarantees, cash flows of the underlying collateral and market conditions. Because the decline in market value is primarily attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be to be other-than-temporarily impaired at March 31, 2014.

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

	Accumulated Credit Losses
	Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of period	$0	$(119)
Additions related to other-than-temporary losses not previously recognized	0	0
Reductions related to losses realized which were previously recognized	0	119

Balance, end of period	$0	$0

The March 31, 2013 beginning accumulated credit loss balance related to one private-label collateralized mortgage obligation. That security was sold during the first quarter of 2013 with an additional loss of $36,000 realized at the time of sale.

Note 3: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows (thousands):

	March 31, 2014	December 31, 2013
Net unrealized gain(loss) on available-for-sale securities	$569	$(1,364)
Tax effect	(193)	464

Net-of-tax amount	$376	$(900)

Note 4: Loans and Allowance for Loan Losses

Categories of loans include (thousands):	March 31, 2014	December 31, 2013
Commercial and industrial	$34,483	$36,792
Commercial real estate	193,626	189,660
Agricultural	24,719	35,160
Residential real estate	130,822	131,032
Consumer	6,232	6,766

Total loans	389,882	399,410
Less: Net deferred loan (fees) costs, premiums and discounts	(15)	86
Allowance for loan losses	(4,010)	(4,053)

Net loans	$385,857	$395,443

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

Commercial Real Estate

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus non-owner-occupied loans.

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

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The current methodology involves the use of a calculation model, which allows management to analyze key loan –level data for both impaired and non-impaired loans and apply risk factors to the general reserves based on a loan’s past due status and risk rating. In addition, the model uses the borrower’s address and applies unemployment rate risk factors based on the state of residence.

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

The following tables present the allowance for loan losses for the three-month periods ended March 31, 2014 and 2013 (thousands):

Three Months Ended March 31, 2014

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,457	$1,962	$69	$357	$205	$3	$4,053
Charge-offs	(73)	(294)	0	(19)	0	(7)	(393)
Recoveries	34	29	0	2	1	9	75
Provision	(78)	343	(14)	60	(37)	1	275

Ending Balance	$1,340	$2,040	$55	$400	$169	$6	$4,010

Three Months Ended March 31, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,697	$2,284	$85	$460	$199	$35	$4,760
Charge-offs	(22)	(185)	0	(76)	(25)	(13)	(321)
Recoveries	1	73	1	2	1	13	91
Provision	(199)	298	(16)	114	(30)	(27)	140

Ending Balance	$1,477	$2,470	$70	$500	$145	$8	$4,670

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of March 31, 2014 and December 31, 2013 (thousands):

	Evaluated for Impairment
	Individually	Collectively	Total
March 31, 2014
Allowance for loan losses:
Commercial	$39	$1,301	$1,340
Commercial Real Estate	584	1,456	2,040
Agricultural	0	55	55
Residential-1-4 Family	0	400	400
Residential-Home equity	0	169	169
Consumer	0	6	6

Total	$623	$3,387	$4,010

Loans:
Commercial	$652	$33,831	$34,483
Commercial Real Estate	4,869	188,757	193,626
Agricultural	63	24,656	24,719
Residential-1-4 Family	939	101,594	102,533
Residential-Home equity	41	28,248	28,289
Consumer	6	6,226	6,232

Total	$6,570	$383,312	$389,882

December 31, 2013
Allowance for loan losses:
Commercial	$108	$1,349	$1,457
Commercial Real Estate	418	1,544	1,962
Agricultural	0	69	69
Residential-1-4 Family	0	357	357
Residential-Home equity	0	205	205
Consumer	0	3	3

Total	$526	$3,527	$4,053

Loans:
Commercial	$902	$35,890	$36,792
Commercial Real Estate	5,364	184,296	189,660
Agricultural	38	35,122	35,160
Residential-1-4 Family	952	101,829	102,781
Residential-Home equity	44	28,207	28,251
Consumer	9	6,757	6,766

Total	$7,309	$392,101	$399,410

The following table presents the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of March 31, 2014 and December 31, 2013 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Pass	$31,275	$32,436	$177,680	$173,630	$24,656	$35,122
Other Assets Especially Mentioned	1,014	1,800	3,830	3,377	0	0
Substandard	2,048	2,410	12,116	12,653	63	38
Doubtful	146	146	0	0	0	0
Loss	0	0	0	0	0	0
Non-rated	0	0	0	0	0	0

Total	$34,483	$36,792	$193,626	$189,660	$24,719	$35,160

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Pass	$100,255	$100,362	$28,165	$28,072	$6,176	$6,696
Substandard	2,278	2,419	124	179	56	70

Total	$102,533	$102,781	$28,289	$28,251	$6,232	$6,766

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables present the Company’s past due and nonaccrual loans as of March 31, 2014 and December 31, 2013 (thousands):

March 31, 2014:

	Past Due Days					Total Financing	90+ Days &	Non-
	30-59	60-89	90+	Total	Current	Receivables	Accruing	accrual
Commercial	$16	0	$324	$340	$34,143	$34,483	$19	$621
Commercial Real Estate	150	0	2,340	2,490	191,136	193,626	0	2,928
Agricultural	4	12	53	69	24,650	24,719	0	63
Residential 1-4 Family	279	0	535	814	101,719	102,533	0	895
Residential Home Equity	0	0	82	82	28,207	28,289	0	110
Consumer	10	0	23	33	6,199	6,232	0	23

Total	$459	$12	$3,357	$3,828	$386,054	$389,882	$19	$4,640

December 31, 2013:
	Past Due Days					Total Financing	90+ Days &	Non-
	30-59	60-89	90+	Total	Current	Receivables	Accruing	accrual
Commercial	$309	$22	$432	$763	$36,029	$36,792	$32	$890
Commercial Real Estate	212	0	2,789	3,001	186,659	189,660	0	3,402
Agricultural	0	25	28	53	35,107	35,160	0	38
Residential 1-4 Family	0	150	502	652	102,129	102,781	0	1,175
Residential Home Equity	40	32	100	172	28,079	28,251	0	164
Consumer	10	1	24	35	6,731	6,766	0	65

Total	$571	$230	$3,875	$4,676	$394,734	$399,410	$32	$5,734

The following tables present impaired loan information at March 31, 2014 and December 31, 2013 and for the periods ended March 31, 2014 and March 31, 2013 and the related allowance for loan losses (thousands).

	As of March 31, 2014			For the three months ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$193	$273	$0	$268	$28
Commercial real estate	3,016	3,286	0	3,146	186
Agricultural	63	77	0	51	0
Residential-1 to 4 Family	939	77	0	946	3
Residential-Home equity	27	38	0	28	1
Consumer	6	6	0	8	0
With an allowance recorded:
Commercial	$459	$477	$39	$519	$0
Commercial real estate	1,853	1,877	584	1,983	0
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	0	1,000	0	500	0
Residential-Home equity	14	14	0	15	0
Consumer	0	0	0	0	0
Total:
Commercial	$652	$750	$39	$787	$28
Commercial real estate	4,869	5,163	584	5,129	186
Agricultural	63	77	0	51	0
Residential-1 to 4 Family	939	1,077	0	1,446	3
Residential-Home equity	41	52	0	43	1
Consumer	6	6	0	8	0

	$6,570	$7,125	$623	$7,464	$218

	As of December 31, 2013			For the three months ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$342	$497	$0	$1,022	$12
Commercial real estate	3,275	3,727	0	3,398	58
Agricultural	38	52	0	57	3
Residential-1 to 4 Family	952	1,086	0	1,001	5
Residential-Home equity	29	39	0	35	0
Consumer	9	10	0	15	0
With an allowance recorded:
Commercial	$560	$569	$108	$3,286	$0
Commercial real estate	2,089	2,174	418	2,088	0
Agricultural	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0
Residential-Home equity	15	14	0	0	0
Consumer	0	0	0	0	0
Total:
Commercial	$902	$1,066	$108	$4,308	$12
Commercial real estate	5,364	5,901	418	5,486	58
Agricultural	38	52	0	57	3
Residential-1 to 4 Family	952	1,086	0	1,001	5
Residential-Home equity	44	53	0	35	0
Consumer	9	10	0	15	0

	$7,309	$8,168	$526	$10,902	$78

Interest income recognized is not materially different from cash basis interest.

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment: (thousands):

Newly classified troubled debt restructurings:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	1	$15	$15	0	$0	$0
Commercial real estate	0	0	0	1	447	446
Residential	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

The following table provides information on how restructured loans were modified during the three-month periods ended March 31, 2014 and 2013 (thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
	Recorded Investment	Amount charged off	Recorded Investment	Amount charged off
Extended Maturities	$15	$0	$0	$0
Lowered interest rate and extended term	0	0	447	0

The allowance for loan losses was not increased for any of the above restructured loans.

All TDRs are considered impaired loans. The Company considers TDRs that become 30 days or more past due under the modified terms as subsequently defaulted. The Company had noTDR’s modified in the past twelve months that subsequently defaulted during the year-to-date period.

Note 5: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	March 31, 2014	December 31, 2013
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	9,310	9,310

Total	$14,310	$14,310

On June 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities were payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR, which was 1.74% at March 31, 2014. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

As of March 31, 2014 and December 31, 2013, the outstanding principal balance of the Capital Securities was $9,000,000. In June 2013, the Company extinguished $1.0 million in debt at a discount with a gain of $300,000 recognized. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 6: Commitments and Contingencies

Outstanding commitments to extend credit as of March 31, 2014 totaled $80,709,000 compared to $78,917,000 at December 31, 2013. Standby letters of credit as of March 31, 2014 totaled $888,000, compared to $747,000 at December 31, 2013.

Note 7: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator: Net income	$1,086	$1,019

Denominator:
Weighted-average common shares outstanding (basic)	3,429,560	3,420,010
Effect of stock options	7,420	7,080

Weighted-average common shares outstanding (diluted)	3,436,980	3,427,090

Earnings per share:
Basic	$.32	$.30

Diluted	$.32	$.30

For the three months ended March 31, 2014 and 2013, stock options covering 185,600 and 208,767 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2011.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2014 the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013. (See fair values by type of security in Note 2) (thousands):

	Fair	Fair Value Measurements at Reporting Date Using
Description	Value	Level 1	Level 2	Level 3
March 31, 2014:
Available-for-sale securities	$154,848	$0	$154,848	$0
December 31, 2013:
Available-for-sale securities	$138,098	$0	$138,098	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At March 31, 2014 and December 31, 2013, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. NB&T also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

	Fair	Fair Value Measurements at Reporting Date Using
Description	Value	Level 1	Level 2	Level 3
March 31, 2014:
Impaired loans	$1,345	$0	$0	$1,345
December 31, 2013:
Impaired loans Other real estate owned	$2,907 140	$0 0	$0 0	$2,907 140

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (thousands).

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
March 31, 2014:
Impaired loans	$1,345	Market comparable properties	Estimated costs to sell	10%
December 31, 2013:
Impaired loans	$2,907	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$140	Market comparable properties	Comparability adjustments	10%

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

	Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2014:
Financial assets
Cash and cash equivalents	$69,711	$69,711	$0	$0
Loans including loans held for sale, net	385,935	0	0	389,656
Stock in FRB and FHLB	7,392	0	7,392	0
Earned income receivable	2,739	0	2,739	0
FDIC loss share receivable	347	0	0	347
Financial liabilities
Deposits	572,126	0	553,029	0
Long-term debt	14,310	0	8,309	0
Interest payable	75	0	75	0
December 31, 2013:
Financial assets
Cash and cash equivalents	$51,499	$51,499	$0	$0
Loans including loans held for sale, net	395,443	0	0	398,491
Stock in FRB and FHLB	10,035	0	10,035	0
Earned income receivable	2,546	0	2,546	0
FDIC loss share receivable	525	0	0	525
Financial liabilities
Deposits	550,800	0	552,467	0
Long-term debt	14,310	0	8,250	0
Interest payable	74	0	74	0

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2014 and December 31, 2013, the fair value of commitments was not material.

Note 10: Effect of Recent Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The objective of the amendment in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This Update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirement of the applicable jurisdiction. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption of this standard has not had a material effect on the Company’s financial statements.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of March 31, 2014 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

May 14, 2014

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2014 was $1.1 million, or $.32 per share, compared to net income of $1.0 million, or $.30 per share, for the first quarter of 2013. Net income increased primarily due to a $283,000 reduction in operating costs, offset by a $135,000 increase in the provision for loan losses and continued margin compression.

Net Interest Income

Net interest income was $5.2 million for the first quarter of 2014, compared to $5.4 million for the first quarter of 2013. Net interest margin decreased to 3.48% for the first quarter of 2014, compared to 3.50% for the same quarter last year. The net interest margin decreased primarily due to continued repricing of new and variable-rate loans to lower rates. The decrease in loan yield was partially offset by the recovery of $186,000 in non-accrued interest due to the resolution of one commercial real estate loan and an increase in investment yields due to increased investment in longer term tax-exempt municipals and slower prepayments on mortgage related securities.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2014 was $275,000, compared to $140,000 in the same quarter last year. Net charge-offs were $318,000 in the first quarter of 2014, compared to $230,000 in the first quarter of 2013. Despite the increase in charge-offs, asset quality improved during the quarter. Non-performing loans declined to $4.7 million at March 31, 2014, compared to $5.8 million and $10.4 million at December 31, 2013 and March 31, 2013 respectively, due primarily to the resolution of problem loans. Other real estate owned also decreased to $1.0 million at March 31, 2014 from $1.2 million and $1.9 million at December 31, 2013 and March 31, 2013, respectively.

Non-interest Income

Total non-interest income was $2.0 million for the first quarter of 2014, compared to $2.0 million for the first quarter of 2013. In the first quarter of 2014, the Company experienced an $81,000 decline in NSF fees due to higher deposit balances, which lowered the number of NSF items, partially offset by a $68,000 increase in trust income compared to same quarter last year.

Non-interest Expense

Total non-interest expense was $5.6 million for the first quarter of 2014, compared to $5.9 million for the first quarter of 2013. The expense decrease is primarily due to a $201,000 decrease in net costs associated with the operation of other real estate and a decrease of approximately $79,000 in state taxes due to Ohio’s new financial institution tax replacing Ohio’s bank franchise tax.

Income Taxes

The provision for income taxes for the first quarter of 2014 was $251,000, or 18.8% effective rate, compared to $282,000, or 21.7% effective rate, for the first quarter of 2013. The decrease in the effective tax rate compared to the first quarter of 2013 is primarily due to an increase in tax-exempt securities interest during the first quarter of 2014.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2014 are as follows (in thousands):

	March 31,	December 31,	2014 Change
	2014	2013	Amount	Percent
Total assets	$660,964	$638,312	$22,652	3.5
Interest-bearing deposits	58,276	41,901	16,375	39.1
Federal funds sold	447	443	4	0.9
Loans, net *	385,857	395,443	(9,586)	(2.4)
Securities	154,848	138,098	16,750	12.1
Demand deposits	123,922	115,206	8,716	7.6
Savings, NOW, MMDA deposits	357,445	339,260	18,185	5.4
CD’s $100 and over	16,913	18,328	(1,415)	(7.7)
Other time deposits	73,847	78,006	(4,160)	(5.3)
Total deposits	572,127	550,800	21,327	3.9
Long-term borrowings	14,310	14,310	0	0
Stockholders’ equity	69,443	68,035	1,408	2.1

*	Excludes loans held for sale

At March 31, 2014, total assets were $661.0 million, an increase of $22.7 million from December 31, 2013 primarily due to an increase in interest-bearing deposits. Loans have decreased $9.6 million from December 31, 2013. The decline was primarily due to the seasonal decline in the agriculture portfolio, which has decreased approximately $10.4 million from December 31, 2013. Securities increased $16.8 million in the first quarter of 2014 with purchases of $8.7 million in longer-term tax-exempt municipal securities and the remaining growth in shorter-term mortgage-related securities.

Total deposit liabilities increased $21.3 million from December 31, 2013. The Company has experienced an increase in transaction, savings and money market accounts of approximately $26.9 million during the first quarter of 2014 due to seasonal public funds, as well as the decision by depositors to keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit. As a result, the increase in transaction accounts was partially offset by a decline in time deposits of approximately $5.6 million. The Company continues to allow higher-priced deposits to leave based on its liquidity position and lower-rate reinvestment alternatives.

Allowance for Loan Losses

The Company’s loan loss experience for the periods ended March 31, 2014 and 2013 is outlined in Note 4 of the financial statements. The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Loans accounted for on non-accrual basis	$4,640	$5,734	$9,097
Accruing loans which are past due 90 days	19	32	1,285
Other real estate owned	1,050	1,224	1,868

Total non-performing assets	$5,709	$$6,990	$12,250

Troubled debt restructurings, accruing	$2,696	$2,694	$2,762
Ratios:
Allowance to total loans	1.03%	1.01%	1.15%
Net charge-offs to average loans (annualized)	.33%	.82%	.23%
Non-performing assets to total loans and other real estate owned	1.46%	1.74%	2.96%

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

Specific reserves increased to $623,000 at March 31, 2014, compared to $526,000 at December 31, 2013 due to a decrease in the fair market value of two commercial real estate properties. General reserves decreased to $3.4 million at March 31, 2014, compared to $3.5 million at December 31, 2013. This decrease is due to a decline in the thirty-six month historical loan loss rate and the lower Ohio unemployment rate.

As of March 31, 2014, there was $3.5 million in small business relationships on non-accrual. Approximately $944,000 of this amount consisted of one relationship, all secured by commercial real estate or business assets. In addition, approximately $726,000 of nonaccrual loans were acquired from American National Bank and are covered under the FDIC loss share agreement. Nonaccrual residential real estate loans totaled $895,000, with the largest balance being $156,000. Non-accrual agricultural loans totaled $63,000, consumer loans totaled $23,000, and home equity credit loans totaled $110,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at March 31, 2014 was 68.1%, compared to 72.5% at December 31, 2013 and 70.6% at March 31, 2013. Loans to total assets were 59.0% at March 31, 2014, compared to 62.6% at December 31, 2013 and 60.5% at March 31, 2013. At March 31, 2014, the Company had $58.3 million in interest-earning deposits. The Company has $154.8 million in available-for-sale securities that are readily marketable. Approximately 53.7% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 97.0% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At March 31, 2014 and December 31, 2013, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,182	19.36%	$32,714	8.0%	$40,892	10.0%
Bank	72,916	17.85	32,686	8.0	40,858	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	75,172	18.38	16,357	4.0	24,535	6.0
Bank	68,906	16.86	16,343	4.0	24,515	6.0
Tier I Capital (to Average Assets)
Consolidated	75,172	11.44	26,284	4.0	N/A	N/A
Bank	68,906	10.46	26,349	4.0	32,937	5.0
As of December 31, 2013
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,041	19.10%	$33,107	8.0%	N/A	N/A
Bank	71,729	17.35	33,080	8.0	$41,349	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,988	18.12	16,553	4.0	N/A	N/A
Bank	67,676	16.37	16,540	4.0	24,810	6.0
Tier I Capital (to Average Assets)
Consolidated	74,988	11.56	25,952	4.0	N/A	N/A
Bank	67,676	10.41	25,992	4.0	32,490	5.0

(1)	The amounts and percentages set forth for the Bank are established by the prompt corrective action regulations of the Office of the Comptroller of the Currency. The amounts and percentages set forth for the Company are established by the Federal Reserve Board. The Bank Holding Company Act requires the Company to be well capitalized in order to remain a financial holding company.

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two-year period and also for immediate rate shocks. Historically, simulation models would also be performed for similar basis point decreases. However, 200, 300, and 400 basis point decreases are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at March 31, 2014, the Bank was within the guidelines established by the Board for net interest income changes for decreasing rate changes of 100 and increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes are also within the ALCO guidelines.

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

	Net Interest Income Change		Economic Value of Equity Change
Rate Ramp	3/31/2014	ALCO Guideline	3/31/2014	ALCO Guideline
+400	14.4%	±20%	-1.6%	±30%
+300	10.5	±15%	-0.2	±20
+200	7.3	±10	1.1	±15
+100	4.1	±5	1.2	±10
-100	2.5	±5	-3.2	±10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) as of March 31, 2014, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended March 31, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

For a discussion of the Company’s risk factors, please see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 18, 2014, and available at www.sec.gov. These risk factors could materially affect the Company’s business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities—None

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

NB&T FINANCIAL GROUP, INC.

/s/ Craig F. Fortin
Date: May 14, 2014	Craig F. Fortin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).	Included herewith