Form 10-Q
period 2014-06-30
NB&T FINANCIAL GROUP INC
filed 2014-08-13
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 1, 2014, 3,429,560 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

June  30, 2014 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$11,489	$9,155
Interest-bearing deposits	40,148	41,901
Federal funds sold	452	443

Cash and cash equivalents	52,089	51,499

Available-for-sale securities	163,039	138,098
Loans held for sale	63	0
Loans, net of allowance for loan losses of $3,715 and $4,053 at June 30, 2014 and December 31, 2013, respectively	386,808	395,443
Premises and equipment	16,509	16,895
Federal Reserve and Federal Home Loan Bank stock	7,392	10,035
Earned income receivable	2,610	2,546
Goodwill	3,625	3,625
Core deposits and other intangibles	210	312
Bank-owned life insurance	16,342	16,111
Other real estate owned	1,601	1,224
FDIC loss share receivable	168	525
Other	1,740	1,999

Total assets	$652,196	$638,312

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$120,056	$115,206
Savings, NOW and money market	352,116	339,260
Time	88,605	96,334

Total deposits	560,777	550,800

Long-term debt	14,310	14,310
Interest payable and other liabilities	6,172	5,167

Total liabilities	581,259	570,277

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,834	12,733
Retained earnings	60,184	59,820
Accumulated other comprehensive income (loss)	1,537	(900)
Treasury stock, at cost
Common; 2014 – 389,390 shares, 2013 – 389,390 shares	(4,618)	(4,618)

Total stockholders’ equity	70,937	68,035

Total liabilities and stockholders’ equity	$652,196	$638,312

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and Dividend Income
Loans	$4,567	$4,945	$9,352	$10,085
Securities
Taxable	508	183	776	499
Tax-exempt	480	317	903	599
Dividends on Federal Home Loan and Federal Reserve Bank stock	94	110	200	221
Deposits with financial institutions	35	31	76	78

Total interest and dividend income	5,684	5,586	11,307	11,482

Interest Expense
Deposits	281	391	581	829
Long-term debt	76	82	152	163

Total interest expense	357	473	733	992

Net Interest Income	5,327	5,113	10,574	10,490
Provision for Loan Losses	135	1,300	410	1,440

Net Interest Income After Provision for Loan Losses	5,192	3,813	10,164	9,050

Noninterest Income
Trust income	357	312	720	608
Service charges on deposits	666	760	1,281	1,483
Other service charges and fees	567	557	1,090	1,063
Investment services commissions	109	130	196	229
Net realized gains on sales of available-for-sale securities	0	817	0	781
Income from bank owned life insurance	117	118	231	233
Gain on extinguishment of long-term debt	0	300	0	300
Other	255	273	522	520

Total noninterest income	2,071	3,267	4,040	5,217

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Noninterest Expense
Salaries and employee benefits	$2,849	$2,731	$5,698	$5,601
Net occupancy expense	508	537	1,062	1,096
Equipment expense	296	361	601	698
Data processing fees	616	461	1,189	921
Professional fees	362	416	805	844
Marketing expense	70	81	142	135
Printing, postage and supplies	140	156	304	331
State franchise tax	134	226	276	447
FDIC insurance	98	115	201	235
Amortization of intangibles	51	62	103	119
Net costs of operation of other real estate	164	126	196	360
Other	302	333	617	704

Total non-interest expense	5,590	5,605	11,194	11,491

Income Before Income Tax	1,673	1,475	3,010	2,776
Provision for Income Taxes	337	336	588	618

Net Income	$1,336	$1,139	$2,422	$2,158

Basic Earnings Per Share	$.39	$.33	$.71	$.63

Diluted Earnings Per Share	$.38	$.33	$.70	$.63

Dividends Per Share	$.30	$.30	$.30	$.60

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,336	$1,139	$2,422	$2,158

Other comprehensive income (loss), before tax effect:
Unrealized gains (losses) on securities available for sale	1,759	(3,296)	3,692	(4,024)
Reclassification of gains realized in income	0	(817)	0	(781)

Other comprehensive income (loss), before tax effect	1,759	(4,113)	3,692	(4,805)
Tax expense (credit)	598	(1,399)	1,255	(1,634)

Other comprehensive income (loss)	1,161	(2,714)	2,437	(3,171)

Comprehensive Income (Loss)	$2,497	$(1,575)	$4,859	$(1,013)

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$2,422	$2,158
Items not requiring (providing) cash:
Depreciation and amortization	738	794
Provision for loan losses	410	1,440
Amortization of premiums and discounts on securities	1,489	1,894
Increase in cash surrender value on bank owned life insurance	(231)	(233)
Proceeds from FDIC loss share receivable	357	497
Stock options expense	80	88
Net realized gains on sales of available-for-sale securities	0	(781)
Gain on extinguishment of long-term debt	0	(300)
Net changes in:
Loans held for sale	(63)	(346)
Other assets and liabilities	(698)	1,379

Net cash provided by operating activities	4,504	6,590

Investing Activities
Purchases of available-for-sale securities	(34,954)	(58,143)
Proceeds from sales of available-for-sale securities	0	21,436
Proceeds from redemption of Federal Home Loan Bank Stock	2,649	0
Proceeds from maturities of available-for-sale securities	12,193	29,650
Purchase of Federal Reserve Bank stock	(6)	0
Net change in loans	7,506	(8,721)
Purchases of premises and equipment	(250)	(268)

Net cash used in investing activities	(12,862)	(16,046)

Financing Activities
Net change in:
Deposits	9,977	13,358
Extinguishment of long-term debt	0	(700)
Proceeds from stock options exercised	0	34
Purchase of treasury shares	0	(198)
Dividends paid	(1,029)	(1,025)

Net cash provided by financing activities	8,948	11,469

Increase in Cash and Cash Equivalents	590	2,013
Cash and Cash Equivalents, Beginning of Period	51,499	64,509

Cash and Cash Equivalents, End of Period	$52,089	$66,522

Supplemental Cash Flows Information
Interest paid	$656	$1,016
Income taxes paid	0	298
Transfers of loans into other real estate owned	749	675

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company” or “NB&T”) as of June 30, 2014 and December 31, 2013, and the results of its operations and cash flows for the three- and six-month periods ended June 30, 2014 and 2013. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
June 30, 2014:
U.S. Government sponsored entities	$27,698	$243	$(15)	$27,926
Mortgage-backed securities:
U.S. Government sponsored entities-residential	64,071	1,288	(141)	65,218
Private label-residential	1,535	41	0	1,576
State and political subdivisions	67,407	1,503	(591)	68,319

	$160,711	$3,075	$(747)	$163,039

December 31, 2013:
U.S. Government sponsored entities	$23,594	$45	$(100)	$23,539
Mortgage-backed securities:
U.S. Government sponsored entities-residential	59,565	793	(205)	60,153
Private label-residential	1,895	56	0	1,951
State and political subdivisions	54,408	326	(2,279)	52,455

	$139,462	$1,220	$(2,584)	$138,098

The amortized cost and fair value of securities available for sale at June 30, 2014, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$2,876	$2,891
One to five years	19,942	20,027
Five to ten years	13,411	13,686
After ten years	58,876	59,641

	95,105	96,245
Mortgage-backed securities	65,606	66,794

Totals	$160,711	$163,039

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $80,167,000 at June 30, 2014, and $66,965,000 at December 31, 2013.

There were no sales of securities in the second quarter or first six months of 2014. Gross gains of $817,000 and gross losses of $0 were realized in the second quarter of 2013 resulting from sales of available-for-sale securities. The $817,000 gain on sale is a reclassification from accumulated other comprehensive income and is included in the net realized gains on sales of available-for sale securities line item in the income statement. The related $278,000 tax expense is a reclassification from accumulated other comprehensive income and is included in the provision for income taxes line item in the income statement. Gross gains of $817,000 and gross losses of $36,000 resulting from sales of available-for-sale securities were realized during the first six months of 2013. The $36,000 loss resulted from the sale of a private-label collateralized mortgage obligation for which other-than-temporary impairment charges were recognized in prior periods. The $781,000 net gain for the first six months of the year is a reclassification from accumulated other comprehensive income and is included in the net realized gains on sales of available-for-sale securities line item in the income statement. The related $266,000 tax expense is a reclassification from accumulated other comprehensive income and is included in the provision for income taxes line item in the income statement. Gross gains and losses are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2014
U.S. Government sponsored entities	$0	$0	$4,776	$(15)	$4,776	$(15)
Mortgage-backed securities:
U.S. Government sponsored entities-residential	17,827	(141)	0	0	17,827	(141)
State and political subdivisions	5,301	(38)	18,195	(553)	23,496	(591)

Total Securities	$23,128	$(179)	$22,971	$(568)	$46,099	$(747)

December 31, 2013
U.S. Government sponsored entities	$4,727	$(100)	$0	$0	$4,727	$(100)
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	17,547	(205)	0	0	17,547	(205)
State and political subdivisions	31,351	(1,800)	3,726	(479)	35,077	(2,279)

Total Securities	$53,625	$(2,105)	$3,726	$(479)	$57,351	$(2,584)

The unrealized losses on the Company’s investments at June 30, 2014 were primarily due to changes in interest rates. For the U.S. government sponsored entities and municipal securities, the contractual terms do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. For the mortgage-backed securities, the Company expects to recover the amortized cost basis over the remaining term. All securities are regularly reviewed for other than temporary credit impairment. The review consists of many factors, including but not limited to, the nature of the investment, credit ratings and financial condition of the issuer, the existence of any government or agency guarantees, cash flows of the underlying collateral and market conditions. Because the decline in market value is primarily attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be to be other-than-temporarily impaired at June 30, 2014.

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

	Accumulated Credit Losses
	Six Months Ended
	June 30, 2014	June 30, 2013
Balance, beginning of period	$0	$(119)
Additions related to other-than-temporary losses not previously recognized	0	0
Reductions related to losses realized which were previously recognized	0	119

Balance, end of period	$0	$0

The June 30, 2013 beginning accumulated credit loss balance related to one private-label collateralized mortgage obligation. That security was sold during the first quarter of 2013 with an additional loss of $36,000 realized at the time of sale.

Note 3: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows (thousands):

	June 30, 2014	December 31, 2013
Net unrealized gain (loss) on available-for-sale securities	$2,328	$(1,364)
Tax effect	(791)	464

Net-of-tax amount	$1,537	$(900)

Note 4: Loans and Allowance for Loan Losses

	June 30, 2014	December 31, 2013
Categories of loans include (thousands):
Commercial and industrial	$36,426	$36,792
Commercial real estate	188,815	189,660
Agricultural	28,024	35,160
Residential real estate	130,643	131,032
Consumer	6,608	6,766

Total loans	390,516	399,410
Less: Net deferred loan costs, premiums and discounts	7	86
Allowance for loan losses	(3,715)	(4,053)

Net loans	$386,808	$395,443

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

The following tables present the allowance for loan losses for the three and six month periods ended June 30, 2014 and 2013 (thousands):

Three Months Ended June 30, 2014

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,340	$2,040	$55	$400	$169	$6	$4,010
Charge-offs	0	(353)	0	(42)	(39)	(28)	(462)
Recoveries	6	14	0	2	5	5	32
Provision	71	8	13	44	(34)	33	135

Ending Balance	$1,417	$1,709	$68	$404	$101	$16	$3,715

Three Months Ended June 30, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,477	$2,470	$70	$500	$145	$8	$4,670
Charge-offs	(20)	(101)	0	(7)	(102)	(12)	(242)
Recoveries	0	42	0	4	0	29	75
Provision	1,235	(38)	5	(53)	169	(18)	1,300

Ending Balance	$2,692	$2,373	$75	$444	$212	$7	$5,803

Six Months Ended June 30, 2014

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,457	$1,962	$69	$357	$205	$3	$4,053
Charge-offs	(73)	(646)	0	(61)	(39)	(36)	(855)
Recoveries	39	44	0	3	6	15	107
Provision	(6)	349	(1)	105	(71)	34	410

Ending Balance	$1,417	$1,709	$68	$404	$101	$16	$3,715

Six Months Ended June 30, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,697	$2,284	$85	$460	$199	$35	$4,760
Charge-offs	(42)	(285)	0	(83)	(127)	(25)	(562)
Recoveries	3	114	0	5	1	42	165
Provision	1,034	260	(10)	62	139	(45)	1,440

Ending Balance	$2,692	$2,373	$75	$444	$212	$7	$5,803

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of June 30, 2014 and December 31, 2013 (thousands):

	Evaluated for Impairment
	Individually	Collectively	Total
June 30, 2014
Allowance for loan losses:
Commercial	$35	$1,382	$1,417
Commercial Real Estate	246	1,463	1,709
Agricultural	0	68	68
Residential-1-4 Family	0	404	404
Residential -Home equity	0	101	101
Consumer	0	16	16

Total	$281	$3,434	$3,715

Loans:
Commercial	$674	$35,752	$36,426
Commercial Real Estate	6,298	182,517	188,815
Agricultural	53	27,971	28,024
Residential-1-4 Family	928	102,759	103,687
Residential -Home equity	40	26,916	26,956
Consumer	4	6,604	6,608

Total	$7,997	$382,519	$390,516

December 31, 2013
Allowance for loan losses:
Commercial	$108	$1,349	$1,457
Commercial Real Estate	418	1,544	1,962
Agricultural	0	69	69
Residential-1-4 Family	0	357	357
Residential -Home equity	0	205	205
Consumer	0	3	3

Total	$526	$3,527	$4,053

Loans:
Commercial	$902	$35,890	$36,792
Commercial Real Estate	5,364	184,296	189,660
Agricultural	38	35,122	35,160
Residential-1-4 Family	952	101,829	102,781
Residential -Home equity	44	28,207	28,251
Consumer	9	6,757	6,766

Total	$7,309	$392,101	$399,410

The following table presents the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of June 30, 2014 and December 31, 2013 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Pass	$33,609	$32,436	$175,408	$173,630	$27,971	$35,122
Other Assets Especially Mentioned	612	1,800	2,112	3,377	0	0
Substandard	2,059	2,410	11,295	12,653	53	38
Doubtful	146	146	0	0	0	0
Loss	0	0	0	0	0	0
Non-rated	0	0	0	0	0	0

Total	$36,426	$36,792	$188,815	$189,660	$28,024	$35,160

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Pass	$102,131	$100,362	$26,882	$28,072	$6,575	$6,696
Substandard	1,556	2,419	74	179	33	70

Total	$103,687	$102,781	$26,956	$28,251	$6,608	$6,766

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables present the Company’s past due and nonaccrual loans as of June 30, 2014 and December 31, 2013 (thousands):

June 30, 2014:

	Past Due Days					Total Financing Receivables	90+ Days & Accruing
	30-59	60-89	90+	Total	Current			Non- accrual
Commercial	$5	5	$299	$309	$36,117	$36,426	$16	$549
Commercial Real Estate	0	586	1,241	1,827	186,988	188,815	0	1,725
Agricultural	81	75	28	184	27,840	28,024	0	53
Residential 1-4 Family	424	0	432	856	102,831	103,687	0	781
Residential Home Equity	5	0	34	39	26,917	26,956	0	61
Consumer	23	0	0	23	6,585	6,608	0	2

Total	$538	$666	$2,034	$3,238	$387,278	$390,516	$16	$3,171

December 31, 2013:

	Past Due Days					Total Financing Receivables	90+ Days & Accruing
	30-59	60-89	90+	Total	Current			Non- accrual
Commercial	$309	$22	$432	$763	$36,029	$36,792	$32	$890
Commercial Real Estate	212	0	2,789	3,001	186,659	189,660	0	3,402
Agricultural	0	25	28	53	35,107	35,160	0	38
Residential 1-4 Family	0	150	502	652	102,129	102,781	0	1,175
Residential Home Equity	40	32	100	172	28,079	28,251	0	164
Consumer	10	1	24	35	6,731	6,766	0	65

Total	$571	$230	$3,875	$4,676	$394,734	$399,410	$32	$5,734

The following tables present impaired loan information at June 30, 2014 and December 31, 2013 and for the periods ended June 30, 2014 and June 30, 2013 and the related allowance for loan losses (thousands).

				For the three months ended June 30, 2014		For the six months ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2014
With no related allowance recorded:
Commercial	$188	$264	$0	$191	$58	$241	$124
Commercial real estate	2,824	3,125	0	2,920	0	3,038	186
Agricultural	53	65	0	58	1	51	1
Residential-1 to 4 Family	928	65	0	934	0	940	3
Residential-Home equity	40	51	0	34	0	32	1
Consumer	4	4	0	5	0	6	0
With an allowance recorded:
Commercial	$486	$506	$35	$482	$0	$508	$0
Commercial real estate	3,474	3,489	246	2,676	0	2,480	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	0	1,004	0	500	0	333	0
Residential-Home equity	0	0	0	7	0	10	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$674	$770	$35	$673	$58	$749	$124
Commercial real estate	6,298	6,614	246	5,596	0	5,518	186
Agricultural	53	65	0	58	1	51	1
Residential-1 to 4 Family	928	1,069	0	1,434	0	1,273	3
Residential- Home equity	40	51	0	41	0	42	1
Consumer	4	4	0	5	0	6	0

	$7,997	$8,573	$281	$7,807	$59	$7,639	$315

	As of December 31, 2013			For the three months ended June 30, 2013		For the six months ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$342	$497	$0	$750	$24	$918	$36
Commercial real estate	3,275	3,727	0	3,054	40	3,349	100
Agricultural	38	52	0	38	0	50	3
Residential-1 to 4 Family	952	1,086	0	987	8	994	16
Residential-Home equity	29	39	0	41	0	39	1
Consumer	9	10	0	13	0	14	1
With an allowance recorded:
Commercial	$560	$569	$108	$3,273	$0	$3,260	$0
Commercial real estate	2,089	2,174	418	2,590	0	2,254	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	0	0	0	0
Residential-Home equity	15	14	0	0	0	0	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$902	$1,066	$108	$4,023	$24	$4,178	$36
Commercial real estate	5,364	5,901	418	5,644	40	5,603	100
Agricultural	38	52	0	38	0	50	3
Residential-1 to 4 Family	952	1,086	0	987	8	994	16
Residential—Home equity	44	53	0	41	0	39	1
Consumer	9	10	0	13	0	14	1

	$7,309	$8,168	$526	$10,746	$72	$10,878	$157

Interest income recognized is not materially different from cash basis interest.

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment (thousands):

Newly classified troubled debt restructurings:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	2	$100	$99	0	$0	$0
Commercial real estate	2	2,709	2,708	0	0	0
Agriculture	1	25	25	0	0	0
Residential	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	3	$112	$112	0	$0	$0
Commercial real estate	2	2,709	2,708	1	447	446
Agriculture	1	25	25	0	0	0
Residential	0	0	0	1	15	15
Consumer	0	0	0	0	0	0

The following table provides information on how restructured loans were modified during the three- and six-month periods ended June 30, 2014 and 2013 (thousands):

	June 30, 2014
	Three Months Ended			Six Months Ended
	Recorded Investment	Amount charged off	Allowance Increased	Recorded Investment	Amount charged off	Allowance Increased
Extended Maturities	$2,708	$0	$100	$2,721	$0	$100
Lowered interest rate	124	0	4	124	0	4

	June 30, 2013
	Three Months Ended			Six Months Ended
	Recorded Investment	Amount charged off	Allowance Increased	Recorded Investment	Amount charged off	Allowance Increased
Extended Maturities	$0	$0	$0	$15	$0	$0
Lowered interest rate and extended term	0	0	0	446	0	0

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

Note 5: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	June 30, 2014	December 31, 2013
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	9,310	9,310

Total	$14,310	$14,310

On June 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities were payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR, which was 1.73% at June 30, 2014. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

As of June 30, 2014 and December 31, 2013, the outstanding principal balance of the Capital Securities was $9,000,000. In June 2013, the Company extinguished $1.0 million in debt at a discount with a gain of $300,000 recognized. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 6: Commitments and Contingencies

Outstanding commitments to extend credit as of June 30, 2014 totaled $88,603,000, compared to $78,917,000 at December 31, 2013. Standby letters of credit as of June 30, 2014 totaled $1,181,000, compared to $747,000 at December 31, 2013.

Note 7: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,336	$1,139	$2,422	$2,158

Denominator:
Weighted-average common shares outstanding (basic)	3,429,560	3,415,050	3,429,560	3,417,516
Effect of stock options	9,385	10,763	8,406	8,764

Weighted-average common shares outstanding (diluted)	3,438,945	3,425,813	3,437,966	3,426,280

Earnings per share:
Basic	$.39	$.33	$.71	$.63

Diluted	$.38	$.33	$.70	$.63

For the three and six months ended June 30, 2014, stock options covering 181,600 and 187,600 shares of common stock, respectively, were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares. For the three and six months ended June 30, 2013, stock options covering 221,600 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the fair market value of the Company’s common shares.

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2011.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2014 the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013. (See fair values by type of security in Note 2) (thousands):

	Fair	Fair Value Measurements at Reporting Date Using
Description	Value	Level 1	Level 2	Level 3
June 30, 2014:
Available-for-sale securities	$163,039	$0	$163,039	$0
December 31, 2013:
Available-for-sale securities	$138,098	$0	$138,098	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At June 30, 2014 and December 31, 2013, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. NB&T also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

	Fair	Fair Value Measurements at Reporting Date Using
Description	Value	Level 1	Level 2	Level 3
June 30, 2014:
Impaired loans	$1,102	$0	$0	$1,102
Other real estate owned	374	0	0	374
December 31, 2013:
Impaired loans	$2,907	$0	$0	$2,907
Other real estate owned	140	0	0	140

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (thousands).

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
June 30, 2014:
Impaired loans	$1,102	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$374	Market comparable properties	Comparability adjustments	10%
December 31, 2013:
Impaired loans	$2,907	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$140	Market comparable properties	Comparability adjustments	10%

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

	Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2014:
Financial assets
Cash and cash equivalents	$52,089	$52,089	$0	$0
Loans including loans held for sale, net	386,871	0	0	390,533
Stock in FRB and FHLB	7,392	0	7,392	0
Earned income receivable	2,610	0	2,610	0
FDIC loss share receivable	168	0	0	168
Financial liabilities
Deposits	560,777	0	562,236	0
Long-term debt	14,310	0	8,468	0
Interest payable	68	0	68	0

December 31, 2013:
Financial assets
Cash and cash equivalents	$51,499	$51,499	$0	$0
Loans including loans held for sale, net	395,443	0	0	398,491
Stock in FRB and FHLB	10,035	0	10,035	0
Earned income receivable	2,546	0	2,546	0
FDIC loss share receivable	525	0	0	525
Financial liabilities
Deposits	550,800	0	552,467	0
Long-term debt	14,310	0	8,250	0
Interest payable	74	0	74	0

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2014 and December 31, 2013, the fair value of commitments was not material.

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

Note 11: Subsequent Events

On August 4, 2014, Peoples Bancorp Inc. (“Peoples”) and NB&T announced the signing of an Agreement and Plan of Merger under which NB&T will be merged into Peoples. Under the terms of the agreement, shareholders of NB&T will receive 0.9319 shares of Peoples common stock and $7.75 in cash in exchange for each share of NB&T common stock. Peoples expects the acquisition of NB&T to be completed late in the fourth quarter of 2014 or the first quarter of 2015, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Peoples and NB&T. At that time, NB&T’s offices will become branches of Peoples.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of June 30, 2014 and the related condensed consolidated statements of income, comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and 2013 and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

August 13, 2014

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2014 was $1.3 million, or $.39 per share, compared to net income of $1.1 million, or $.33 per share, for the second quarter of 2013. The increase in net income is due primarily to a $1.2 million lower loan loss provision and an increase of $488,000 in interest income on securities in the second quarter of 2014 compared to the same period last year. This lower provision was partially offset by gains on security sales of $817,000 and a gain on extinguishment of long-term debt of approximately $300,000 in the second quarter of 2013, and a reduction of $379,000 in interest income on loans compared to the same quarter in 2013. Net income for the first six months of 2014 was $2.4 million, or $.71 per share, compared to $2.2 million, or $.63 per share, for the same period in 2013. For the six months of 2014, a lower provision of $1.0 million was offset by the above mentioned gains and a decrease of $733,000 in interest income on loans; however, interest income on securities was $581,000 higher and non-interest expenses were down approximately $300,000 for the first six months of 2014 compared to the same period in 2013.

Net Interest Income

Net interest income was $5.3 million for the second quarter of 2014, compared to $5.1 million for the second quarter of 2013. Net interest margin increased to 3.51% for the second quarter of 2014, compared to 3.34% for the same quarter last year. Net interest income for the first half of 2014 was $10.6 million, compared to $10.5 million for the first half of 2013. Net interest income has increased primarily due to increased investment in long term tax-exempt municipal securities and slower prepayments on mortgage-related securities. As a result, interest income on securities increased $488,000 and $581,000 for the three and six months ended June 30, 2014 compared to the same periods last year. Loan interest income was down $379,000 and $733,000 for the three and six months ended June 30, 2014 compared to the same periods in 2013. The decreases were due primarily to lower average loan balances and continued repricing of new and variable rate loans to lower rates. This lower loan interest income was partially offset by lower interest expense of $116,000 and $259,000 for the second quarter and first six months of 2014 compared to the same periods in 2013 due to continued runoff of higher priced time deposits.

Provision for Loan Losses

The provision for loan losses for the second quarter and first six months of 2014 was $135,000 and $410,000, compared to $1.3 million and $1.4 million for the same periods last year. During the second quarter of 2013, the provision for loan losses increased approximately $1.2 million to add specific loan reserves for one commercial loan that was subsequently charged-off. Net charge-offs were $431,000 in the second quarter of 2014, compared to $167,000 in the second quarter of 2013. Year to date net charge-offs for 2014 were $748,000, compared to $397,000 for the first six months of 2013. Despite the increase in charge-offs, asset quality improved during the first six months of 2014. Non-performing loans declined to $3.2 million at June 30, 2014, from $5.8 million and $9.1 million at December 31, 2013 and June 30, 2013 respectively, due primarily to the resolution of problem loans. Other real estate owned also decreased to $1.6 million at June 30, 2014 from $1.9 million at June 30, 2013.

Non-interest Income

Total non-interest income was $2.1 million for the second quarter of 2014, compared to $3.3 million for the second quarter of 2013. During the second quarter of 2013, the Company realized a gain of $300,000 on the extinguishment of $1.0 million in trust preferred debt and approximately $817,000 in securities sale gains. There were no such gains during the second quarter or first six months of 2014. As a result, non-interest income for the first six months of 2014 was $4.0 million, compared to $5.2 million for the same period last year. In addition, total NSF fees for the first half of 2014 have declined $152,000, or 13%, when compared to the first six months of 2013.

Non-interest Expense

Total non-interest expense was $5.6 million for each of the second quarter of 2014 and 2013. Non-interest expense for the first six months of 2014 was $11.2 million, compared to $11.5 million for the same period last year. The expense decrease is primarily due to a $164,000 decrease in net costs associated with the operation of other real estate and a decrease of approximately $171,000 in state taxes due to Ohio’s new financial institution tax replacing Ohio’s bank franchise tax.

Income Taxes

The provision for income taxes for the second quarter of 2014 was $337,000, or 20.1% effective rate, compared to $336,000, or 22.8% effective rate, for the second quarter of 2013. The provision for income taxes for the first half of 2014 was $588,000, or 19.5% effective rate, compared to $618,000, or 22.3% effective rate, for the first half of 2013. The decrease in the effective tax rate compared to the second half of 2013 is primarily due to an increase in tax-exempt securities interest during the first half of 2014.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2014 are as follows (in thousands):

	June 30, 2014	December 31, 2013	2014 Change
			Amount	Percent
Total assets	$652,196	$638,312	$13,884	2.2
Interest-bearing deposits	40,148	41,901	(1,753)	(4.2)
Federal funds sold	452	443	9	2.0
Loans, net *	386,808	395,443	(8,635)	(2.2)
Securities	163,039	138,098	24,941	18.1
Demand deposits	120,056	115,206	4,850	4.2
Savings, NOW, MMDA deposits	352,116	339,260	12,856	3.8
CD’s $100 and over	16,645	18,328	(1,683)	(9.2)
Other time deposits	71,960	78,006	(6,046)	(7.8)
Total deposits	560,777	550,800	9,977	1.8
Long-term borrowings	14,310	14,310	0	0
Stockholders’ equity	70,937	68,035	2,902	4.3

*	Excludes loans held for sale

At June 30, 2014, total assets were $652.2 million, an increase of $13.9 million from December 31, 2013 primarily due to an increase in securities. Loans have decreased $8.6 million from December 31, 2013. The decline was primarily due to the seasonal decline in the agriculture portfolio, which has decreased approximately $7.1 million from December 31, 2013. Securities increased $24.9 million in the first half of 2014 with purchases of $13.9 million in long-term tax-exempt municipal securities and the remaining growth in short-term mortgage-related securities.

Total deposit liabilities increased $10.0 million from December 31, 2013. The Company has experienced an increase in transaction, savings and money market accounts of approximately $17.7 million during the first half of 2014 primarily due to the decision by depositors to keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit. As a result, the increase in transaction accounts was partially offset by a decline in time deposits of approximately $7.7 million. The Company continues to allow higher-priced deposits to leave based on its liquidity position and lower-rate reinvestment alternatives.

Allowance for Loan Losses

The Company’s loan loss experience for the periods ended June 30, 2014 and 2013 is outlined in Note 4 of the financial statements. The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Loans accounted for on non-accrual basis	$3,171	$5,734	$9,006
Accruing loans which are past due 90 days	16	32	74
Other real estate owned	1,601	1,224	1,894

Total non-performing assets	$4,788	$$6,990	$10,974

Troubled debt restructurings, accruing	$5,427	$2,694	$1,200
Ratios:
Allowance to total loans	.95%	1.01%	1.42%
Net charge-offs to average loans (annualized)	.44%	.82%	.20%
Non-performing assets to total loans and other real estate owned	1.23%	1.74%	2.66%

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

Specific reserves decreased to $281,000 at June 30, 2014, compared to $526,000 at December 31, 2013 due to charge-offs of approximately $350,000 on two commercial real estate properties. General reserves decreased to $3.4 million at June 30, 2014, compared to $3.5 million at December 31, 2013. This decrease is due to a decline in the thirty-six month historical loan loss rate and the lower Ohio unemployment rate.

As of June 30, 2014, there was $2.3 million in small business relationships on non-accrual. In addition, approximately $752,000 of nonaccrual loans were acquired from American National Bank and are covered under the FDIC loss share agreement. Nonaccrual residential real estate loans totaled $781,000, with the largest balance being $153,000. Non-accrual agricultural loans totaled $53,000, consumer loans totaled $2,000, and home equity credit loans totaled $61,000.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at June 30, 2014 was 69.6%, compared to 72.5% at December 31, 2013 and 71.6% at June 30, 2013. Loans to total assets were 59.9% at June 30, 2014, compared to 62.6% at December 31, 2013 and 62.2% at June 30, 2013. At June 30, 2014, the Company had $40.1 million in interest-earning deposits. The Company has $163.0 million in available-for-sale securities that are readily marketable. Approximately 49.2% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 97.1% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At June 30, 2014 and December 31, 2013, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,271	19.29%	$32,874	8.0%	$41,092	10.0%
Bank	74,058	18.04	32,848	8.0	41,060	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	75,556	18.39	16,437	4.0	24,655	6.0
Bank	70,343	17.13	16,424	4.0	24,636	6.0
Tier I Capital (to Average Assets)
Consolidated	75,556	11.56	26,152	4.0	N/A	N/A
Bank	70,343	10.77	26,124	4.0	32,655	5.0
As of December 31, 2013
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,041	19.10%	$33,107	8.0%	41,384	10.0%
Bank	71,729	17.35	33,080	8.0	$41,349	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,988	18.12	16,553	4.0	24,830	6.0
Bank	67,676	16.37	16,540	4.0	24,810	6.0
Tier I Capital (to Average Assets)
Consolidated	74,988	11.56	25,952	4.0	N/A	N/A
Bank	67,676	10.41	25,992	4.0	32,490	5.0

(1)	The amounts and percentages set forth for the Bank are established by the prompt corrective action regulations of the Office of the Comptroller of the Currency. The amounts and percentages set forth for the Company are established by the Federal Reserve Board. The Bank Holding Company Act requires the Company to be well capitalized in order to remain a financial holding company.

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two-year period and also for immediate rate shocks. Historically, simulation models would also be performed for similar basis point decreases. However, 200, 300, and 400 basis point decreases are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at June 30, 2014, the Bank was within the guidelines established by the Board for net interest income changes for decreasing rate changes of 100 and increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes are also within the ALCO guidelines.

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

	Net Interest Income Change			Economic Value of Equity Change
Rate Ramp	6/30/2014	ALCO Guideline		6/30/2014	ALCO Guideline
+400	11.7%	±	20%	-4.9%	±	30%
+300	9.7	±	15%	-2.7	±	20
+200	7.1	±	10	-.7	±	15
+100	3.7	±	5	.3	±	10
-100	-4.3	±	5	-2.5	±	10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) as of June 30, 2014, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended June 30, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities – None

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5—Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits

Exhibit Number

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1	NB&T Financial Group, Inc. 2014 Equity Plan

10.2	Form of NB&T Financial Group, Inc. 2014 Equity Plan Award Agreement for Directors Nonqualified Stock Options

10.3	Form of NB&T Financial Group, Inc. 2014 Equity Plan Award Agreement for Employee Stock Options

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: August 13, 2014	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1	NB&T Financial Group, Inc. 2014 Equity Plan	Incorporated by reference to registrant’s Form S-8 filed on April 22, 2014, Exhibit 10.1

10.2	Form of NB&T Financial Group, Inc. 2014 Equity Plan Award Agreement for Directors Nonqualified Stock Options	Incorporated by reference to registrant’s Form 8-K filed on April 25, 2014, Exhibit 10.2

10.3	Form of NB&T Financial Group, Inc. 2014 Equity Plan Award Agreement for Employee Stock Options	Incorporated by reference to registrant’s Form 8-K filed on April 25, 2014, Exhibit 10.3

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three months ended June 30, 2014 and 2013 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2014 and 2013 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).	Included herewith