Form 10-Q
period 2014-09-30
NB&T FINANCIAL GROUP INC
filed 2014-11-12
CIK 908837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 3, 2014, 3,433,496 common shares were issued and outstanding.

NB&T FINANCIAL GROUP, INC.

September  30, 2014 Form 10-Q

NB&T Financial Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$11,159	$9,155
Interest-bearing deposits	33,016	41,901
Federal funds sold	457	443

Cash and cash equivalents	44,632	51,499

Available-for-sale securities	157,874	138,098
Loans held for sale	120	0
Loans, net of allowance for loan losses of $3,911 and $4,053 at September 30, 2014 and December 31, 2013, respectively	397,258	395,443
Premises and equipment	16,275	16,895
Federal Reserve and Federal Home Loan Bank stock	7,392	10,035
Earned income receivable	2,962	2,546
Goodwill	3,625	3,625
Core deposits and other intangibles	168	312
Bank-owned life insurance	16,462	16,111
Other real estate owned	1,353	1,224
FDIC loss share receivable	125	525
Other	1,736	1,999

Total assets	$649,982	$638,312

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$118,621	$115,206
Savings, NOW and money market	352,012	339,260
Time	86,595	96,334

Total deposits	557,228	550,800

Long-term debt	14,310	14,310
Interest payable and other liabilities	7,179	5,167

Total liabilities	578,717	570,277

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 100,000 shares; none issued
Common stock, no par value; authorized 6,000,000 shares; issued – 3,818,950 shares	1,000	1,000
Additional paid-in capital	12,984	12,733
Retained earnings	60,298	59,820
Accumulated other comprehensive income (loss)	1,836	(900)
Treasury stock, at cost
Common; 2014 – 387,063 shares, 2013 – 389,390 shares	(4,853)	(4,618)

Total stockholders’ equity	71,265	68,035

Total liabilities and stockholders’ equity	$649,982	$638,312

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and Dividend Income
Loans	$4,873	$4,802	$14,225	$14,888
Securities
Taxable	462	193	1,237	692
Tax-exempt	505	372	1,409	971
Dividends on Federal Home Loan and Federal Reserve Bank stock	78	110	279	331
Deposits with financial institutions	28	32	103	110

Total interest and dividend income	5,946	5,509	17,253	16,992

Interest Expense
Deposits	278	358	860	1,186
Long-term debt	77	80	228	244

Total interest expense	355	438	1,088	1,430

Net Interest Income	5,591	5,071	16,165	15,562
Provision for Loan Losses	100	400	510	1,840

Net Interest Income After Provision for Loan Losses	5,491	4,671	15,655	13,722

Noninterest Income
Trust income	373	308	1,093	915
Service charges on deposits	700	761	1,981	2,244
Other service charges and fees	567	545	1,657	1,608
Investment services commissions	117	108	312	337
Net realized gains on sales of available-for-sale securities	0	0	0	781
Income from bank owned life insurance	119	118	351	351
Gain on extinguishment of long-term debt	0	0	0	300
Other	283	307	804	828

Total noninterest income	2,159	2,147	6,198	7,364

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Income

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Noninterest Expense
Salaries and employee benefits	$2,903	$2,704	$8,600	$8,304
Net occupancy expense	516	523	1,578	1,619
Equipment expense	293	320	894	1,018
Data processing fees	562	477	1,751	1,398
Professional fees	715	427	1,520	1,271
Marketing expense	74	56	215	191
Printing, postage and supplies	143	161	446	493
State franchise tax	134	229	410	676
FDIC insurance	99	106	300	342
Amortization of intangibles	41	62	144	182
Net costs of operation of other real estate	167	61	364	420
Other	583	397	1,201	1,100

Total non-interest expense	6,230	5,523	17,423	17,014

Income Before Income Tax	1,420	1,295	4,430	4,072
Provision for Income Taxes	277	227	865	846

Net Income	$1,143	$1,068	$3,565	$3,226

Basic Earnings Per Share	$.33	$.31	$1.04	$.94

Diluted Earnings Per Share	$.33	$.31	$1.03	$.94

Dividends Per Share	$.30	$.30	$.90	$.90

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,143	$1,068	$3,565	$3,226

Other comprehensive income (loss), before tax effect:
Unrealized gains (losses) on securities available for sale	453	205	4,145	(5,381)
Reclassification of gains realized in income	0	0	0	781

Other comprehensive income (loss), before tax effect	453	205	4,145	(4,600)
Tax expense (credit)	154	70	1,409	(1,564)

Other comprehensive income (loss)	299	135	2,736	(3,036)

Comprehensive Income	$1,442	$1,203	$6,301	$190

See Notes to Condensed Consolidated Financial Statements

NB&T Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$3,565	$3,226
Items not requiring (providing) cash:
Depreciation and amortization	1,092	1,178
Provision for loan losses	510	1,840
Amortization of premiums and discounts on securities	2,183	2,809
Increase in cash surrender value on bank owned life insurance	(351)	(351)
Proceeds from FDIC loss share receivable	400	517
Stock options expense	107	140
Net realized gains on sales of available-for-sale securities	0	(781)
Gain on extinguishment of long-term debt	0	(300)
Net changes in:
Loans held for sale	(120)	10
Other assets and liabilities	163	2,033

Net cash provided by operating activities	7,549	10,321

Investing Activities
Purchases of available-for-sale securities	(35,490)	(72,519)
Proceeds from sales of available-for-sale securities	0	21,436
Proceeds from redemption of Federal Home Loan Bank Stock	2,649	0
Proceeds from maturities of available-for-sale securities	17,653	38,657
Purchase of Federal Reserve Bank stock	(6)	(5)
Net change in loans	(3,152)	(3,927)
Purchases of premises and equipment	(328)	(273)

Net cash used in investing activities	(18,674)	(16,631)

Financing Activities
Net change in:
Deposits	6,428	(1,493)
Extinguishment of long-term debt	0	(700)
Proceeds from stock options exercised	197	252
Purchase of treasury shares	(432)	(198)
Proceeds from sale of treasury stock	123	0
Dividends paid	(2,058)	(2,049)

Net cash provided by (used in) financing activities	4,258	(4,188)

Decrease in Cash and Cash Equivalents	(6,867)	(10,498)
Cash and Cash Equivalents, Beginning of Period	51,499	64,509

Cash and Cash Equivalents, End of Period	$44,632	$54,011

Supplemental Cash Flows Information
Interest paid	$866	$1,457
Income taxes paid	210	1,398
Transfers of loans into other real estate owned	857	873

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial condition of NB&T Financial Group, Inc. (the “Company” or “NB&T”) as of September 30, 2014 and December 31, 2013, and the results of its operations and cash flows for the three- and nine-month periods ended September 30, 2014 and 2013. Those adjustments consist of only normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

Note 2: Securities

The amortized cost and fair values of securities are as follows (thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
September 30, 2014:
U.S. Government sponsored entities	$27,535	$151	$(29)	$27,657
Mortgage-backed securities:
U.S. Government sponsored entities-residential	58,539	1,061	(115)	59,485
Private label-residential	1,267	27	0	1,294
State and political subdivisions	67,751	1,972	(285)	69,438

	$155,092	$3,211	$(429)	$157,874

December 31, 2013:
U.S. Government sponsored entities	$23,594	$45	$(100)	$23,539
Mortgage-backed securities:
U.S. Government sponsored entities-residential	59,565	793	(205)	60,153
Private label-residential	1,895	56	0	1,951
State and political subdivisions	54,408	326	(2,279)	52,455

	$139,462	$1,220	$(2,584)	$138,098

The amortized cost and fair value of securities available for sale at September 30, 2014, by contractual maturity, are shown below (thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$2,851	$2,858
One to five years	20,301	20,342
Five to ten years	13,681	13,970
After ten years	58,453	59,925

	95,286	97,095
Mortgage-backed securities	59,806	60,779

Totals	$155,092	$157,874

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $78,252,000 at September 30, 2014, and $66,965,000 at December 31, 2013.

There were no sales of securities in the third quarter or first nine months of 2014. Gross gains of $817,000 and gross losses of $36,000 resulting from sales of available-for-sale securities were realized during the first nine months of 2013. The $36,000 loss resulted from the sale of a private-label collateralized mortgage obligation for which other-than-temporary impairment charges were recognized in prior periods. The $781,000 net gain for the first nine months of 2013 is a reclassification from accumulated other comprehensive income and is included in the net realized gains on sales of available-for-sale securities line item in the income statement. The related $266,000 tax expense is a reclassification from accumulated other comprehensive income and is included in the provision for income taxes line item in the income statement. Gross gains and losses are determined under the specific identification method.

The table below indicates the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 (thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2014
U.S. Government sponsored entities	$0	$0	$4,745	$(29)	$4,745	$(29)
Mortgage-backed securities:
U.S. Government sponsored entities-residential	18,437	(115)	0	0	18,437	(115)
State and political subdivisions	1,505	(4)	11,318	(281)	12,823	(285)

Total Securities	$19,942	$(119)	$16,063	$(310)	$36,005	$(429)

December 31, 2013
U.S. Government sponsored entities	$4,727	$(100)	$0	$0	$4,727	$(100)
Mortgage-backed securities:
U.S. Government-sponsored entities-residential	17,547	(205)	0	0	17,547	(205)
State and political subdivisions	31,351	(1,800)	3,726	(479)	35,077	(2,279)

Total Securities	$53,625	$(2,105)	$3,726	$(479)	$57,351	$(2,584)

The unrealized losses on the Company’s investments at September 30, 2014 were primarily due to changes in interest rates. For the U.S. government sponsored entities and municipal securities, the contractual terms do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. For the mortgage-backed securities, the Company expects to recover the amortized cost basis over the remaining term. All securities are regularly reviewed for other than temporary credit impairment. The review consists of many factors, including but not limited to, the nature of the investment, credit ratings and financial condition of the issuer, the existence of any government or agency guarantees, cash flows of the underlying collateral and market conditions. Because the decline in market value is primarily attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be to be other-than-temporarily impaired at September 30, 2014.

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (thousands):

	Accumulated Credit Losses
	Nine Months Ended
	September 30, 2014	September 30, 2013
Balance, beginning of period	$0	$(119)
Additions related to other-than-temporary losses not previously recognized	0	0
Reductions related to losses realized which were previously recognized	0	119

Balance, end of period	$0	$0

The September 30, 2013 beginning accumulated credit loss balance related to one private-label collateralized mortgage obligation. That security was sold during the first quarter of 2013 with an additional loss of $36,000 realized at the time of sale.

Note 3: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows (thousands):

	September 30, 2014	December 31, 2013
Net unrealized gain (loss) on available-for-sale securities	$2781	$(1,364)
Tax effect	(945)	464

Net-of-tax amount	$1,836	$(900)

Note 4: Loans and Allowance for Loan Losses

	September 30, 2014	December 31, 2013
Categories of loans include (thousands):
Commercial and industrial	$39,355	$36,792
Commercial real estate	188,477	189,660
Agricultural	32,771	35,160
Residential real estate	133,764	131,032
Consumer	6,765	6,766

Total loans	401,132	399,410
Less: Net deferred loan costs, premiums and discounts	37	86
Allowance for loan losses	(3,911)	(4,053)

Net loans	$397,258	$395,443

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

The following tables present the allowance for loan losses for the three and nine month periods ended September 30, 2014 and 2013 (thousands):

Three Months Ended September 30, 2014

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,417	$1,709	$68	$404	$101	$16	$3,715
Charge-offs	0	(35)	0	(12)	(1)	(4)	(52)
Recoveries	111	8	0	3	0	26	148
Provision	41	115	9	(24)	(10)	(31)	100

Ending Balance	$1,569	$1,797	$77	$371	$90	$7	$3,911

Three Months Ended September 30, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,692	$2,373	$75	$444	$212	$7	$5,803
Charge-offs	(302)	(83)	0	(26)	(15)	(4)	(430)
Recoveries	4	79	0	10	0	18	111
Provision	370	(23)	11	20	35	(13)	400

Ending Balance	$2,764	$2,346	$86	$448	$232	$8	$5,884

Nine Months Ended September 30, 2014

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,457	$1,962	$69	$357	$205	$3	$4,053
Charge-offs	(73)	(682)	0	(72)	(39)	(40)	(906)
Recoveries	150	53	0	5	5	41	254
Provision	35	464	8	81	(81)	3	510

Ending Balance	$1,569	$1,797	$77	$371	$90	$7	$3,911

Nine Months Ended September 30, 2013

	Commercial	Commercial Real Estate	Agricultural	Residential 1-4 Family	Residential Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,697	$2,284	$85	$460	$199	$35	$4,760
Charge-offs	(344)	(368)	0	(109)	(142)	(28)	(991)
Recoveries	5	193	0	16	1	60	275
Provision	1,406	237	1	81	174	(59)	1,840

Ending Balance	$2,764	$2,346	$86	$448	$232	$8	$5,884

The following tables present the balance in the allowance for loan losses and the recorded investment in financing receivables based on portfolio segment and impairment method as of September 30, 2014 and December 31, 2013 (thousands):

	Evaluated for Impairment
	Individually	Collectively	Total
September 30, 2014
Allowance for loan losses:
Commercial	$170	$1,399	$1,569
Commercial Real Estate	366	1,431	1,797
Agricultural	0	77	77
Residential-1-4 Family	0	371	371
Residential -Home equity	0	90	90
Consumer	0	7	7

Total	$536	$3,375	$3,911

Loans:
Commercial	$623	$38,732	$39,355
Commercial Real Estate	6,786	181,691	188,477
Agricultural	0	32,771	32,771
Residential-1-4 Family	915	105,173	106,088
Residential -Home equity	40	27,636	27,676
Consumer	2	6,763	6,765

Total	$8,366	$392,766	$401,132

December 31, 2013
Allowance for loan losses:
Commercial	$108	$1,349	$1,457
Commercial Real Estate	418	1,544	1,962
Agricultural	0	69	69
Residential-1-4 Family	0	357	357
Residential -Home equity	0	205	205
Consumer	0	3	3

Total	$526	$3,527	$4,053

Loans:
Commercial	$902	$35,890	$36,792
Commercial Real Estate	5,364	184,296	189,660
Agricultural	38	35,122	35,160
Residential-1-4 Family	952	101,829	102,781
Residential -Home equity	44	28,207	28,251
Consumer	9	6,757	6,766

Total	$7,309	$392,101	$399,410

The following table presents the Company’s corporate and consumer credit exposure by category and standard regulatory classification as of September 30, 2014 and December 31, 2013 (thousands):

Corporate Credit Exposure

Credit Risk Profile by Creditworthiness Category:

	Commercial		Commercial Real Estate		Agricultural
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Pass	$36,703	$32,436	$176,652	$173,630	$32,771	$35,122
Other Assets Especially Mentioned	500	1,800	858	3,377	0	0
Substandard	2,006	2,410	10,967	12,653	0	38
Doubtful	146	146	0	0	0	0
Loss	0	0	0	0	0	0
Non-rated	0	0	0	0	0	0

Total	$39,355	$36,792	$188,477	$189,660	$32,771	$35,160

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential-1 to 4 Family		Residential Home Equity		Consumer
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Pass	$104,366	$100,362	$27,604	$28,072	$6,734	$6,696
Substandard	1,722	2,419	72	179	31	70

Total	$106,088	$102,781	$27,676	$28,251	$6,765	$6,766

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

Generally, all classes of loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Most impaired loans are on non-accrual status. Past due status is based on the contractual terms of the loan. Payments made while a loan is on nonaccrual are treated as reductions of principal. Typically, loans are not returned to accrual status until all loan payments have been current for at least six months. The following tables present the Company’s past due and nonaccrual loans as of September 30, 2014 and December 31, 2013 (thousands):

September 30, 2014:

	Past Due Days					Total Financing Receivables	90+ Days & Accruing
	30-59	60-89	90+	Total	Current			Non- accrual
Commercial	$—	0	$262	$262	$39,093	$39,355	$15	$457
Commercial Real Estate	110	299	1,421	1,830	186,647	188,477	0	2,189
Agricultural	0	0	0	0	32,771	32,771	0	0
Residential 1-4 Family	253	0	560	813	105,275	106,088	0	898
Residential Home Equity	46	4	33	83	27,593	27,676	0	59
Consumer	11	0	0	11	6,754	6,765	0	2

Total	$420	$303	$2,276	$2,999	$398,133	$401,132	$15	$3,605

December 31, 2013:

	Past Due Days					Total Financing Receivables	90+ Days & Accruing
	30-59	60-89	90+	Total	Current			Non- accrual
Commercial	$309	$22	$432	$763	$36,029	$36,792	$32	$890
Commercial Real Estate	212	0	2,789	3,001	186,659	189,660	0	3,402
Agricultural	0	25	28	53	35,107	35,160	0	38
Residential 1-4 Family	0	150	502	652	102,129	102,781	0	1,175
Residential Home Equity	40	32	100	172	28,079	28,251	0	164
Consumer	10	1	24	35	6,731	6,766	0	65

Total	$571	$230	$3,875	$4,676	$394,734	$399,410	$32	$5,734

The following tables present impaired loan information at September 30, 2014 and December 31, 2013 and for the periods ended September 30, 2014 and September 30, 2013 and the related allowance for loan losses (thousands).

				For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no related allowance recorded:
Commercial	$278	$305	$0	$233	$13	$250	$16
Commercial real estate	3,228	3,448	0	3,026	43	3,086	350
Agricultural	0	0	0	27	3	39	3
Residential-1 to 4 Family	915	0	0	922	7	934	25
Residential-Home equity	26	38	0	33	2	31	6
Consumer	2	2	0	3	0	5	0
With an allowance recorded:
Commercial	$345	$408	$170	$416	$0	$467	$0
Commercial real estate	3,558	3,624	366	3,516	0	2,750	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	0	1,060	0	0	0	250	0
Residential-Home equity	14	13	0	7	0	11	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$623	$713	$170	$649	$13	$717	$16
Commercial real estate	6,786	7,072	366	6,542	43	5,836	350
Agricultural	0	0	0	27	3	39	3
Residential-1 to 4 Family	915	1,060	0	922	7	1,184	25
Residential- Home equity	40	51	0	40	2	42	6
Consumer	2	2	0	3	0	5	0

	$8,366	$8,898	$536	$8,183	$68	$7,823	$400

	As of December 31, 2013			For the three months ended September 30, 2013		For the nine months ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$342	$497	$0	$543	$0	$782	$36
Commercial real estate	3,275	3,727	0	2,803	72	3,101	170
Agricultural	38	52	0	38	0	47	3
Residential-1 to 4 Family	952	1,086	0	931	7	966	22
Residential-Home equity	29	39	0	39	0	37	1
Consumer	9	10	0	11	0	13	1
With an allowance recorded:
Commercial	$560	$569	$108	$3,209	$0	$3,247	$0
Commercial real estate	2,089	2,174	418	2,800	0	2,444	0
Agricultural	0	0	0	0	0	0	0
Residential-1 to 4 Family	0	0	0	43	0	22	0
Residential-Home equity	15	14	0	8	0	4	0
Consumer	0	0	0	0	0	0	0
Total:
Commercial	$902	$1,066	$108	$3,752	$0	$4,029	$36
Commercial real estate	5,364	5,901	418	5,603	72	5,545	170
Agricultural	38	52	0	38	0	47	3
Residential-1 to 4 Family	952	1,086	0	974	7	988	22
Residential - Home equity	44	53	0	47	0	41	1
Consumer	9	10	0	11	0	13	1

	$7,309	$8,168	$526	$10,425	$79	$10,663	$233

Interest income recognized is not materially different from cash basis interest.

The following tables present information regarding troubled debt restructurings (“TDRs”) by segment (thousands):

Newly classified troubled debt restructurings:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	1	$14	$12	1	$24	$22
Commercial real estate	1	47	46	0	0	0
Agriculture	0	0	0	0	0	0
Residential	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre-Modification	Post- Modification
Commercial	3	$115	$107	1	$24	$22
Commercial real estate	3	2,756	2,754	1	447	435
Agriculture	0	0	0	1	15	15
Residential	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

The following table provides information on how restructured loans were modified during the three- and nine-month periods ended September 30, 2014 and 2013 (thousands):

	September 30, 2014
	Three Months Ended			Nine Months Ended
	Recorded Investment	Amount charged off	Allowance Increased	Recorded Investment	Amount charged off	Allowance Increased
Extended Maturities	$58	$0	$0	$2,766	$0	$85
Lowered interest rate	0	0	0	95	0	1

	September 30, 2013
	Three Months Ended			Nine Months Ended
	Recorded Investment	Amount charged off	Allowance Increased	Recorded Investment	Amount charged off	Allowance Increased
Extended Maturities	$22	$0	$0	$37	$0	$0
Lowered interest rate and extended term	0	0	0	435	0	0

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

Note 5: Long-Term Debt

Long-term debt consisted of the following components (thousands):

	September 30, 2014	December 31, 2013
Federal Home Loan Bank advances	$5,000	$5,000
Junior subordinated debentures	9,310	9,310

Total	$14,310	$14,310

On September 25, 2007, NB&T Statutory Trust III (“Trust III”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of Trust III are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Trust III under the Capital Securities. Distributions on the Capital Securities were payable quarterly at a fixed interest rate of 7.071% through September 6, 2012 and thereafter at the annual rate of 1.50% over the 3 month LIBOR, which was 1.73% at September 30, 2014. Distributions on the Capital Securities are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

As of September 30, 2014 and December 31, 2013, the outstanding principal balance of the Capital Securities was $9,000,000. In September 2013, the Company extinguished $1.0 million in debt at a discount with a gain of $300,000 recognized. The Company accounts for its investment in the trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense.

Note 6: Commitments and Contingencies

Outstanding commitments to extend credit as of September 30, 2014 totaled $80,834,000, compared to $78,917,000 at December 31, 2013. Standby letters of credit as of September 30, 2014 totaled $2,130,000, compared to $747,000 at December 31, 2013.

Note 7: Earnings Per Share

The factors used in the earnings per share computation were as follows (thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator: Net income	$1,143	$1,068	$3,565	$3,226

Denominator:
Weighted-average common shares outstanding (basic)	3,430,055	3,415,732	3,429,892	3,416,915
Effect of stock options	52,359	22,458	20,900	11,588

Weighted-average common shares outstanding (diluted)	3,482,414	3,438,190	3,450,792	3,428,503

Earnings per share:
Basic	$.33	$.31	$1.04	$.94

Diluted	$.33	$.31	$1.03	$.94

For the three months ended September 30, 2014, all stock options were considered in computing earnings per share as their exercise prices were below the three month average fair market value of the Company’s common shares. For the nine months ended September 30, 2014, stock options covering 65,500 were not considered in computing earnings per share as their exercise prices exceeded the nine month average fair market value of the Company’s common shares. For the three and nine months ended September 30, 2013, stock options covering 116,100 and 198,100 shares of common stock were not considered in computing earnings per share as their exercise prices exceeded the three and nine month average fair market value of the Company’s common shares.

Note 8: Accounting for Uncertainty in Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2011.

The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2014 the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013. (See fair values by type of security in Note 2) (thousands):

	Fair Value	Fair Value Measurements at Reporting Date Using
Description		Level 1	Level 2	Level 3
September 30, 2014:
Available-for-sale securities	$157,874	$0	$157,874	$0
December 31, 2013:
Available-for-sale securities	$138,098	$0	$138,098	$0

The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy:

Impaired Loans (Collateral Dependent)

At September 30, 2014 and December 31, 2013, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed, less estimated cost to sell. Appraisals are reviewed for accuracy and consistency by the Credit Administration area, and appraisers are selected from the list of approved appraisers maintained by management. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. NB&T also has some impaired loans secured by accounts receivable, inventory or equipment. Management has determined fair value measurements based on review of recent financial statements or research of current equipment values.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the ASC fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013. The values below only represent those assets with a change in their fair value estimate since the previous year end (thousands).

	Fair	Fair Value Measurements at Reporting Date Using
Description	Value	Level 1	Level 2	Level 3
September 30, 2014:
Impaired loans	$1,865	$0	$0	$1,865
Other real estate owned	230	0	0	230
December 31, 2013:
Impaired loans Other real estate owned	$2,907 140	$0 0	$0 0	$2,907 140

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements (thousands).

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
September 30, 2014:
Impaired loans	$1,865	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$230	Market comparable properties	Comparability adjustments	10%
December 31, 2013:
Impaired loans	$2,907	Market comparable properties	Estimated costs to sell	10%
Other real estate owned	$140	Market comparable properties	Comparability adjustments	10%

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

	Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2014:
Financial assets
Cash and cash equivalents	$44,632	$44,632	$0	$0
Loans including loans held for sale, net	397,378	0	0	402,860
Stock in FRB and FHLB	7,392	0	7,392	0
Earned income receivable	2,962	0	2,962	0
FDIC loss share receivable	125	0	0	125
Financial liabilities
Deposits	557,228	0	558,579	0
Long-term debt	14,310	0	8,615	0
Interest payable	68	0	68	0
December 31, 2013:
Financial assets
Cash and cash equivalents	$51,499	$51,499	$0	$0
Loans including loans held for sale, net	395,443	0	0	398,491
Stock in FRB and FHLB	10,035	0	10,035	0
Earned income receivable	2,546	0	2,546	0
FDIC loss share receivable	525	0	0	525
Financial liabilities
Deposits	550,800	0	552,467	0
Long-term debt	14,310	0	8,250	0
Interest payable	74	0	74	0

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit, and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2014 and December 31, 2013, the fair value of commitments was not material.

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

Note 11: Pending Sale

On August 4, 2014, Peoples Bancorp Inc. (“Peoples”) and NB&T announced the signing of an agreement and plan of merger under which NB&T will be merged into Peoples (the “Merger Agreement”). Under the terms of the Merger Agreement, shareholders of NB&T will receive 0.9319 shares of Peoples common stock and $7.75 in cash in exchange for each share of NB&T common stock. NB&T expects the merger to be completed in the first quarter of 2015, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Peoples and NB&T. At that time, NB&T’s offices will become branches of Peoples.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NB&T Financial Group, Inc.

Wilmington, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of NB&T Financial Group, Inc. as of September 30, 2014 and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Cincinnati, Ohio

November 12, 2014

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter of 2014 was $1.1 million, or $.33 per share, compared to net income of $1.1 million, or $.31 per share, for the third quarter of 2013. Net interest income increased $520,000 when compared to the same period last year, primarily due to increased investment in long term tax-exempt municipal securities and slower prepayments on mortgage-related securities. In addition, a lower loan loss provision of $300,000 was offset by $392,000 in merger-related expenses and a $225,000 true-up provision on a loan loss sharing agreement with the FDIC. Net income for the first nine months of 2014 was $3.6 million, or $1.04 per share, compared to $3.2 million, or $.94 per share, for the same period in 2013. Net income was up primarily due to an increase in net interest income of $603,000 and a decrease in the loan provision of $1.3 million. These improvements were offset by the above mentioned expenses and a $1.2 million decrease of non-interest income for the first nine months of 2014 as compared to the same period in 2013. The decrease in non-interest income is primarily due to no securities sales net gains in 2014 compared to $781,000 in 2013 and no debt extinguishment gain in 2014 compared to $300,000 in 2013.

On August 4, 2014, Peoples Bancorp Inc. (“Peoples”) and NB&T announced the signing of an agreement and plan of merger under which NB&T will be merged into Peoples (the “Merger Agreement”). Under the terms of the Merger Agreement, shareholders of NB&T will receive 0.9319 shares of Peoples common stock and $7.75 in cash in exchange for each share of NB&T common stock. NB&T expects the merger to be completed in the first quarter of 2015, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Peoples and NB&T. At that time, NB&T’s offices will become branches of Peoples.

Net Interest Income

Net interest income was $5.6 million for the third quarter of 2014, compared to $5.1 million for the third quarter of 2013. Net interest margin increased to 3.66% for the third quarter of 2014, compared to 3.33% for the same quarter last year. Net interest income for the first nine months of 2014 was $16.2 million, compared to $15.6 million for the first nine months of 2013. Net interest income has increased primarily due to increased investment in long term tax-exempt municipal securities and slower prepayments on mortgage-related securities. As a result, investment interest income increased $924,000 for the first nine months of 2014, compared to the same period last year. The increase in investment interest income was partially offset by a decrease in loan interest income of $663,000, primarily due to lower average loan balances of $13.1 million. In addition, lower interest expense contributed to the increase in net interest income. Due to continued runoff of higher priced time deposits, interest expense decreased by $342,000 for the first nine months of 2014 compared to the same period in 2013.

Provision for Loan Losses

The provision for loan losses for the third quarter and first nine months of 2014 was $100,000 and $510,000, compared to $400,000 and $1.8 million for the same periods last year. During the first nine months of 2013, the provision for loan losses increased approximately $1.2 million to add specific loan reserves for one commercial loan that was subsequently charged off. Net recoveries were $97,000 in the third quarter of 2014, compared to net charges-offs of $319,000 in the third quarter of 2013. Year-to-date net charge-offs for 2014 were $652,000, compared to $716,000 for the first nine months of 2013. Non-performing loans of $3.6 million at September 30, 2014, were down $4.7 million compared to $8.3 million at September 30, 2013.

Non-interest Income

Total non-interest income was $2.2 million for the third quarter of 2014, compared to $2.1 million for the third quarter of 2013. Non-interest income for the first nine months of 2014 was $6.2 million, compared to $7.4 million for the same period last year. The decrease for the nine-month period is primarily due to a gain of $300,000 on the extinguishment of $1.0 million in trust preferred debt and approximately $781,000 in securities sale net gains during the first nine months of 2013. There were no such gains during the third quarter or first nine months of 2014. In addition, due to fewer non-sufficient funds (NSF) items, total NSF fees were down $187,000, or 11%, for the first nine months of 2014 compared to the first nine months of 2013.

Non-interest Expense

Total non-interest expense was $6.2 million for the third quarter of 2014, compared to $5.5 million for the third quarter of 2013. The increase is primarily due to merger-related expenses of $392,000 and a bonus accrual of $155,000. In addition, a true-up provision of

$225,000 was made during the third quarter under NB&T’s March 2010 Purchase and Assumption Agreement with the FDIC. That agreement requires NB&T to reimburse the FDIC for a portion of the loss share funds previously paid by the FDIC to NB&T in the event losses fail to reach the expected loss level. Non-interest expense for the first nine months of 2014 was $17.4 million, compared to $17.0 million for the same period last year. The expense increase is primarily due to merger-related expenses of approximately $424,000, a bonus accrual of $330,000, and the FDIC true-up provision. These expenses were offset by a decrease of approximately $266,000 in state taxes due to Ohio’s new financial institution tax replacing Ohio’s bank franchise tax. Also, due to a decrease in collection and problem loan related legal fees, professional fees decreased approximately $173,000, excluding merger-related expenses.

Income Taxes

The provision for income taxes for the third quarter of 2014 was $277,000, or 19.5% effective rate, compared to $227,000, or 17.5% effective rate, for the third quarter of 2013. The provision for income taxes for the first nine months of 2014 was $865,000, or 19.5% effective rate, compared to $846,000, or 20.8% effective rate, for the same period in 2013. The decrease in the effective tax rate compared to the first nine months of 2013 is primarily due to an increase in tax-exempt securities interest during the first nine months of 2014.

Financial Condition

The changes that have occurred in the Company’s financial condition during 2014 are as follows (in thousands):

	September 30, 2014	December 31, 2013	2014 Change
			Amount	Percent
Total assets	$649,982	$638,312	$11,670	1.8
Interest-bearing deposits	33,016	41,901	(8,885)	(21.2)
Federal funds sold	457	443	14	3.2
Loans, net *	397,258	395,443	1,815	.5
Securities	157,874	138,098	19,776	14.3
Demand deposits	118,621	115,206	3,415	3.0
Savings, NOW, MMDA deposits	352,012	339,260	12,752	3.8
CD’s $100 and over	16,166	18,328	(2,162)	(11.8)
Other time deposits	70,429	78,006	(7,577)	(9.7)
Total deposits	557,228	550,800	6,428	1.2
Long-term borrowings	14,310	14,310	0	0
Stockholders’ equity	71,265	68,035	3,230	4.7

*	Excludes loans held for sale

At September 30, 2014, total assets were $650.0 million, an increase of $11.7 million from December 31, 2013 with an increase in both loans and securities. Loans have increased $1.8 million from December 31, 2013. Securities increased $19.8 million in the first nine months of 2014 with purchases of $14.9 million in long-term tax-exempt municipal securities and the remaining growth in short-term mortgage-related securities. These asset increases were funded by available interest-bearing deposits and an increase in total deposits.

Total deposit liabilities increased $6.4 million from December 31, 2013. The Company has experienced an increase in transaction, savings and money market accounts of approximately $16.2 million during the first nine months of 2014 primarily due to the decision by depositors to keep their funds in more liquid deposits that offer comparable rates to shorter-term certificates of deposit. As a result, the increase in transaction accounts was partially offset by a decline in time deposits of approximately $9.7 million. The Company continues to allow higher-priced deposits to leave based on its liquidity position and lower-rate reinvestment alternatives.

Allowance for Loan Losses

The Company’s loan loss experience for the periods ended September 30, 2014 and 2013 is outlined in Note 4 of the financial statements. The following table sets forth selected information regarding the Company’s loan quality at the dates indicated (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Loans accounted for on non-accrual basis	$3,605	$5,734	$8,273
Accruing loans which are past due 90 days	15	32	30
Other real estate owned	1,353	1,224	1,426

Total non-performing assets	$4,973	$$6,990	$9,729

Troubled debt restructurings, accruing	$2,861	$2,694	$2,726
Ratios:
Allowance to total loans	.97%	1.01%	1.46%
Net charge-offs to average loans (annualized)	.22%	.82%	.24%
Non-performing assets to total loans and other real estate owned	1.24%	1.74%	2.40%

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

Specific reserves increased to $536,000 at September 30, 2014, compared to $526,000 at December 31, 2013. General reserves decreased to $3.4 million at September 30, 2014, compared to $3.5 million at December 31, 2013. This decrease is due to a decline in the thirty-six month historical loan loss rate and the lower Ohio unemployment rate.

As of September 30, 2014, there was $2.6 million in small business relationships on non-accrual. In addition, approximately $1,315,000 of nonaccrual loans were acquired from American National Bank and are covered under the FDIC loss share agreement. Nonaccrual residential real estate loans totaled $898,000, with the largest balance being $150,000. Non-accrual consumer loans totaled $2,000, and home equity credit loans totaled $59,000. There were no agricultural loans on non-accrual at September 30, 2014.

Liquidity and Capital Resources

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as Company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. The loan-to-deposit ratio at September 30, 2014 was 72.0%, compared to 72.5% at December 31, 2013 and 72.5% at September 30, 2013. Loans to total assets were 61.7% at September 30, 2014, compared to 62.6% at December 31, 2013 and 62.7% at September 30, 2013. At September 30, 2014, the Company had $33.0 million in interest-earning deposits. The Company has $157.9 million in available-for-sale securities that are readily marketable. Approximately 49.6% of the available-for-sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available-for-sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 97.1% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company has the ability to borrow short-term funds from two correspondent banks and the Federal Reserve Bank. The Company also has both short- and long-term borrowing available through the Federal Home Loan Bank (FHLB). The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). At September 30, 2014 and December 31, 2013, the Company had the following risk-based capital ratios, which are well above the regulatory minimum requirements (dollar amounts in thousands):

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,538	18.88%	$33,694	8.0%	$42,118	10.0%
Bank	75,769	18.00	33,669	8.0	42,087	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	75,627	17.96	16,847	4.0	25,271	6.0
Bank	71,858	17.07	16,835	4.0	25,252	6.0
Tier I Capital (to Average Assets)
Consolidated	75,627	11.60	26,072	4.0	N/A	N/A
Bank	71,858	11.07	26,082	4.0	32,602	5.0
As of December 31, 2013
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$79,041	19.10%	$33,107	8.0%	41,384	10.0%
Bank	71,729	17.35	33,080	8.0	$41,349	10.0
Tier I Capital (to Risk-Weighted Assets)
Consolidated	74,988	18.12	16,553	4.0	24,830	6.0
Bank	67,676	16.37	16,540	4.0	24,810	6.0
Tier I Capital (to Average Assets)
Consolidated	74,988	11.56	25,952	4.0	N/A	N/A
Bank	67,676	10.41	25,992	4.0	32,490	5.0

(1)	The amounts and percentages set forth for the Bank are established by the prompt corrective action regulations of the Office of the Comptroller of the Currency. The amounts and percentages set forth for the Company are established by the Federal Reserve Board. The Bank Holding Company Act requires the Company to be well capitalized in order to remain a financial holding company.

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

Simulation models are performed for 100, 200, 300 and 400 basis point increases ramped up over a two-year period and also for immediate rate shocks. Historically, simulation models would also be performed for similar basis point decreases. However, 200, 300, and 400 basis point decreases are not calculated because the rates would be less than zero for most of the Bank’s liabilities in today’s current low interest rate environment. These rate changes are modeled using both projected dynamic balance sheets and a flat static balance sheet over a two-year period. The results of these simulation models are compared with the stable rate simulation. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity. ALCO guidelines that measure interest rate risk by the percent of change from stable rates, and capital adequacy, have been established, and as the table below indicates at September 30, 2014, the Bank was within the guidelines established by the Board for net interest income changes for decreasing rate changes of 100 and increasing rate changes of 100, 200, 300 and 400 basis points. Economic value of equity changes are also within the ALCO guidelines.

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

	Net Interest Income Change			Economic Value of Equity Change
Rate Ramp	9/30/2014	ALCO Guideline		9/30/2014	ALCO Guideline
+400	11.1%	±	20%	-5.9%	±	30%
+300	9.2	±	15%	-3.5	±	20
+200	6.8	±	10	-1.3	±	15
+100	3.5	±	5	-.1	±	10
-100	-4.1	±	5	-2.1	±	10

Item 4 – Controls and Procedures

(a) The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) as of September 30, 2014, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) During the quarter ended September 30, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Not applicable

Item 1A – Risk Factors

The pendency of the proposed merger with Peoples, including the loss of employees, additional expenses and the related diversion of our management’s attention from the operation of our business, may adversely affect our business and results of operations.

As described in our Current Report on Form 8-K filed with the SEC on August 4, 2014, and the registration statement on Form S-4, filed by Peoples with the SEC on October 3, 2014, we entered into the Merger Agreement which, subject to shareholder approval and various other conditions, would result in our being acquired by Peoples. As a result of the pendency of the merger, some of our employees have left to pursue other jobs and other employees may do so, as well. In addition, in connection with the proposed merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our management and Board of Directors have devoted and will continue to devote a significant amount of time and attention to the proposed merger. Our business and our operating and financial results may be materially adversely affected by the loss of employees, the expenses incurred, and the diversion of management’s time and attention.

If the proposed merger is not completed and we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the proposed merger is not completed, our Board of Directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure. These alternative transactions or initiatives may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed merger. In addition, our ability to consummate any alternative transaction or execute any alternative initiative could be subject to various uncertainties. All of the foregoing could adversely affect our operations or financial condition

The failure to complete the merger with Peoples could negatively impact our business.

There is no assurance that the merger with Peoples or any other transaction will occur or that the conditions to the merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the proposed merger or a similar transaction is not completed, the share price of our common stock may drop significantly. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to approximately $4.368 million. Certain costs associated with the merger have already been incurred or may be payable even if the merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

For a discussion of additional risk factors, please see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 18, 2014, and available at www.sec.gov. These risk factors could materially affect the Company’s business, financial condition or future results. The risk factors described above and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2014, the Company sold 6,238 shares of its common stock, no par value, to the NB&T Financial Group, Inc. Employee Stock Ownership Plan (the “ESOP”) for an aggregate of $73,982.68. The shares were needed to meet dividend reinvestment requirements of the ESOP. No underwriter was involved, and no underwriting discount or commission was paid. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which The National Bank and Trust Company serves as trustee.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/14 to 07/31/14	0	$0	0	0
08/01/14 to 08/31/14	0	0	0	0
09/01/14 to 09/30/14	14,316	30.20	0	0

Total	14,316	$30.20	0	0

On September 19, 2014, the ESOP purchased 14,316 shares of its common stock, no par value, in connection with cash distributions from the ESOP to participants in accordance with the terms of the ESOP.

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

Index to Exhibits

Exhibit Number

2	Agreement and Plan of Merger

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1*	National Bank & Trust Incentive Plan, Amended and Restated September 16, 2014

15	Accountants’ acknowledgement

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.

101	The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2014 and 2013 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2014 and 2013 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

*	Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB&T FINANCIAL GROUP, INC.

Date: November 12, 2014	/s/ Craig F. Fortin
Craig F. Fortin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description	Location

2	Agreement and Plan of Merger	Incorporated by reference to registrant’s Current Report on Form 8-K filed on August 4, 2014, Exhibit 2

3.1	Third Amended and Restated Articles of Incorporation of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit A (SEC File No. 000-23134)

3.2	Amended and Restated Code of Regulations of NB&T Financial Group, Inc.	Incorporated by reference to registrant’s Definitive Proxy Statement filed on March 21, 2003, Exhibit B (SEC File No. 000-23134)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith

10.1*	National Bank & Trust Incentive Plan, Amended and Restated September 16, 2014	Incorporated by reference to registrant’s Current Report on Form 8-K filed on September 19, 2014, Exhibit 10.1

15	Accountants’ acknowledgement.	Included herewith

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO Pursuant to 18 U.S.C Section 1350.	Included herewith

32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350.	Included herewith

101

The following materials from NB&T Financial Group, Inc.’s, Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2014 and 2013 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2014 and 2013 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

Included herewith

*	Compensation Plan